Form 10-Q
period 2009-06-30
SolarWinds, Inc.
filed 2009-07-31
CIK 1428669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34358

SOLARWINDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	73-1559348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3711 S. MoPac Expressway

Building Two

Austin, Texas 78746

(512) 682.9300

(Address and telephone number of principal executive offices)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

On July 28, 2009, 64,979,173 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SolarWinds, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share information)

(unaudited)

	December 31, 2008	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$40,566	$112,150
Accounts receivable, net of allowances of $117 and $175 as of December 31, 2008 and June 30, 2009, respectively	13,722	12,767
Income tax receivable	728	310
Deferred taxes	40	44
Prepaid income tax	—	2,129
Other current assets	1,420	1,932

Total current assets	56,476	129,332
Property and equipment, net	5,178	5,472
Debt issuance costs, net	1,101	501
Deferred taxes	1,847	1,862
Goodwill	15,745	15,791
Intangible assets and other, net	6,560	4,177

Total assets	$86,907	$157,135

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,471	$1,770
Accrued liabilities	3,284	5,077
Accrued interest payable	2,011	1,033
Dividend payable	—	20,000
Income taxes payable	201	271
Current portion of deferred revenue	25,930	30,290
Current portion of capital lease obligations	25	22
Current portion of long-term debt	7,161	—

Total current liabilities	40,083	58,463
Long-term liabilities:
Deferred revenue, net of current portion	1,232	1,651
Capital lease obligations, net of current portion	10	—
Other long-term liabilities	188	300
Long-term debt, net of current portion	93,922	44,097

Total long-term liabilities	95,352	46,048

Total liabilities	135,435	104,511

Commitments and contingencies (Note 11)
Convertible preferred stock, $0.001 par value: 46,551,618 shares authorized and 27,000,003 shares issued and outstanding as of December 31, 2008 and no shares authorized and no shares issued and outstanding as of June 30, 2009	27	—
Stockholders’ equity (deficit):
Common stock, $0.001 par value: 123,000,000 shares authorized and 28,166,656 and 64,979,173 shares issued and outstanding as of December 31, 2008 and June 30, 2009, respectively	28	65
Additional paid-in capital	15,166	103,389
Accumulated other comprehensive loss	(315)	(202)
Accumulated deficit	(63,434)	(50,628)

Total stockholders’ equity (deficit)	(48,555)	52,624

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$86,907	$157,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Income

(In thousands, except for per share information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenue:
License	$13,025	$14,598	$25,475	$27,139
Maintenance and other	8,652	12,444	16,598	23,978

Total revenue	21,677	27,042	42,073	51,117
Cost of license revenue	60	154	130	305
Cost of maintenance and other revenue (1)	787	1,039	1,536	2,017

Gross profit	20,830	25,849	40,407	48,795

Operating expenses:
Sales and marketing (1)	5,138	7,225	9,676	13,925
Research and development (1)	1,990	2,755	3,910	5,181
General and administrative (1)	3,787	4,112	7,959	7,977

Total operating expenses	10,915	14,092	21,545	27,083

Operating income	9,915	11,757	18,862	21,712

Other income (expense):
Interest income	110	53	260	132
Interest expense	(1,858)	(1,540)	(4,539)	(2,991)
Other income (expense)	6	(9)	(127)	(6)

Total other expense	(1,742)	(1,496)	(4,406)	(2,865)

Income before income taxes	8,173	10,261	14,456	18,847
Income tax expense	2,945	3,443	5,078	6,041

Net income	5,228	6,818	9,378	12,806
Amount allocated to participating preferred stockholders	(2,560)	—	(4,594)	—

Net income available to common stockholders	$2,668	$6,818	$4,784	$12,806

Net income available to common stockholders per share:
Basic earnings per share available to common stockholders	$0.09	$0.15	$0.17	$0.35

Diluted earnings per share available to common stockholders	$0.08	$0.13	$0.15	$0.30

Weighted shares used to compute net income available to common stockholders per share:
Shares used in computation of basic earnings per share available to common stockholders	28,141	44,907	28,119	36,544

Shares used in computation of diluted earnings per share available to common stockholders	33,035	50,952	31,912	42,236

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
(in thousands)

Cost of maintenance revenue	$15	$17	$29	$34

Sales and marketing	390	467	763	894

Research and development	188	290	370	515

General and administrative	829	1,111	1,494	2,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount	Shares	Amount
Balances at December 31, 2008	27,000	$27	28,167	$28	$15,166	$(315)	$(63,434)	$(48,555)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	113	—	113
Net income	—	—	—	—	—	—	12,806	12,806

Comprehensive income								12,919

Common stock issued in public offering, net of issuance costs (Note 6)	—	—	9,000	9	100,559	—	—	100,568
Exercise of stock options	—	—	812	1	2,390	—	—	2,391
Dividend payable to original shareholders (Note 11)	—	—	—	—	(20,000)	—	—	(20,000)
Conversion of preferred stock to common stock	(27,000)	(27)	27,000	27	—	—	—	27
Stock-based compensation	—	—	—	—	3,553	—	—	3,553
Excess tax benefit from stock-based compensation	—	—	—	—	1,721	—	—	1,721

Balances at June 30, 2009	—	$—	64,979	$65	$103,389	$(202)	$(50,628)	$52,624

The accompanying notes are an integral part of these condensed consolidated financial statements

SolarWinds, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities:
Net income	$9,378	$12,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	697	1,031
Provision for doubtful accounts	101	115
Stock-based compensation expense	2,656	3,553
Deferred taxes	(545)	(28)
Excess tax benefit from stock-based compensation	(85)	(1,721)
Other non-cash expenses	360	864
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(1,679)	875
Income tax receivable	—	406
Prepaid income taxes	—	(2,129)
Prepaid and other current assets	55	(499)
Accounts payable	380	294
Accrued liabilities	312	767
Accrued interest payable	(699)	(978)
Income taxes payable	(513)	1,900
Deferred revenue and other liabilities	5,494	4,730

Net cash provided by operating activities	15,912	21,986

Cash flows from investing activities:
Purchases of property and equipment	(2,258)	(975)
Purchases of intangible assets	(238)	(200)
Acquisition of businesses, net of cash acquired	(1,074)	(46)

Net cash used in investing activities	(3,570)	(1,221)

Cash flows from financing activities:
Repayment of long-term debt	(1,417)	(56,986)
Exercise of stock options	170	2,391
Net cash proceeds from initial public offering	—	104,625
Interest on options exercised with note	15	—
Excess tax benefit from stock-based compensation	85	1,721
Repayments of capital lease obligations	(13)	(13)
Payments for offering costs	(1,568)	(878)
Proceeds from note receivable from stockholder	1,738	—
Proceeds from issuance of stock	13,640	—
Purchase of stock	(13,640)	—

Net cash (used in) provided by financing activities	(990)	50,860
Effect of exchange rate changes on cash and cash equivalents	(214)	(41)

Net increase in cash and cash equivalents	11,138	71,584
Cash and cash equivalents
Beginning of period	19,303	40,566

End of period	$30,441	$112,150

Supplemental disclosure of cash flow information
Cash paid for interest	$5,051	$3,369

Cash paid for income taxes	$6,141	$5,865

Noncash investing and financing transactions
Capital lease termination and related asset write-off	$412	$—

Debt issuance costs write off	$—	$428

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Organization and Nature of Operations

SolarWinds, Inc., a Delaware corporation, and its subsidiaries, or we or us, are a provider of enterprise-class network management software designed by network professionals for network professionals. Our customer base spans small businesses to Fortune 500™ companies, government agencies, including the military and educational institutions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission (“SEC”). In the opinion of our management, the accompanying interim unaudited condensed consolidated financial statements includes all adjustments, consisting of normal recurring adjustments and those items discussed in these Notes, necessary for a fair presentation our financial position, as of June 30, 2009, the results of operations for the three and six months ended June 30, 2008 and 2009, the cash flows for the six months ended June 30, 2008 and 2009 and stockholders’ equity (deficit) for the six months ended June 30, 2009. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2008, which are included in our Registration Statement on Form S-1 filed with the SEC with respect to the initial public offering, or IPO, of our common stock. The condensed consolidated balance sheet as of December 31, 2008 was derived from our audited consolidated financial statements and does not include all disclosures required by GAAP.

Basis of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We have eliminated all material intercompany balances and transactions.

Recently Adopted Accounting Principles

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP in the quarter ended June 30, 2009. There was no impact on the condensed consolidated financial statements as it relates only to additional disclosures. The required disclosures are included in Note 2, “Fair Value of Financial Instruments.”

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. We adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the consolidated financial results. Management has evaluated subsequent events up to July 31, 2009, the date of the issued financial statements, and there were no subsequent events that meet the requirements under SFAS No. 165.

Recent Accounting Pronouncements

In June, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles authorizing the Codification as the sole source for authoritative U.S. GAAP. This position is effective for financial statements issued for reporting periods that end after September 15, 2009. The position will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. We will adopt SFAS No. 168 for the period ending September 30, 2009, and it will not have an impact on our results of operations or financial position.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to those estimates and assumptions include the carrying amounts of property and equipment, intangible assets and goodwill, the allowance for doubtful accounts, the valuation of stock options, the fair value of common stock and deferred income taxes. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is determined in accordance with the provisions of SFAS No. 52. We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit). Cumulative translation adjustments were $0.3 million and $0.1 million at December 31, 2008 and June 30, 2009 (unaudited), respectively. We record gains and losses from currency transactions denominated in currencies other than the functional currency as other income or expense in our consolidated statements of income. There were no equity transactions denominated in foreign currencies for the six months ended June 30, 2008 and 2009.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their respective fair values, due to the short-term nature of these instruments.

On January 1, 2008, we adopted the provisions of SFAS No. 157 for financial assets and liabilities. SFAS No. 157 became effective for financial assets and liabilities on January 1, 2008. On January 1, 2009, we began applying the provisions of SFAS No. 157 for non-recurring fair value measurements of non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets, and property, plant and equipment. SFAS No. 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations.

SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1: Unadjusted quoted prices for identical assets or liabilities in active markets accessible by us.

Level 2: Inputs that are observable in the marketplace other than those inputs classified as Level 1.

Level 3: Inputs that are unobservable in the marketplace and significant to the valuation.

The following section describes the valuation methodologies we use to measure different financial assets and financial liabilities at fair value.

Money Market Funds and Short-Term Investments

In order to determine fair value of our money market funds and short-term investments, we use quoted prices in active markets for identical assets. Therefore, our money market funds and short-term investments are considered a Level 1 item. We currently have no financial instruments that qualify as Level 2 or 3 items.

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in our consolidated balance sheet:

	Basis of Fair Value Measurements
	Balance at June 30, 2009	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents — money market funds	$89,500	$89,500	$—	$—

Long-Term Debt

The First Lien Note (Note 5) had an outstanding principal balance of $76.1 million and $19.1 million at December 31, 2008 and June 30, 2009, respectively. The Second Lien Note (Note 5) had an outstanding principal balance of $25.0 million as of December 31, 2008 and June 30, 2009. In March and May 2009, respectively, we repaid $7.2 million of principal based on our excess cash flow and $49.8 million with proceeds from the initial public offering of our common stock, or IPO, reducing our outstanding principal balance on the Notes to $44.1 million as of June 30, 2009.

The estimated fair value of our amounts outstanding under the credit agreements at December 31, 2008 and June 30, 2009 was $97.0 million and $42.6 million, respectively, and was determined in accordance with the disclosure requirements of FAS No. 107, Disclosures about Fair Value of Financial Instruments. We estimated the fair value of the credit agreements by discounting future cash flows using interest rate spreads currently available for a credit agreement with similar terms and maturity to our existing outstanding borrowings. The outstanding borrowings at December 31, 2008 and June 30, 2009 were recorded in our financial statements at the carrying values of $101.1 million and $44.1 million, respectively.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to the IPO, were capitalized. Deferred offering costs, included in intangible assets and other, were $2.2 million and $0 as of December 31, 2008 and June 30, 2009, respectively. Upon the effectiveness of the IPO in May 2009, $4.1 million of deferred offering costs were offset against our public offering proceeds.

Debt Issuance Costs

We amortize debt issuance costs over the term of the associated debt. The gross carrying amount of debt issuance costs was $2.2 million and $1.2 million at December 31, 2008 and June 30, 2009, respectively, and accumulated amortization was $1.1 million and $0.7 million at December 31, 2008 and June 30, 2009, respectively. In May 2009, we paid down $49.8 million of long-term debt with proceeds from our IPO. We wrote-off $0.4 million of debt issuance costs related to the portion of debt paid down in the three and six months ended June 30, 2009. Interest expense includes the amortization and write-off of debt issuance costs which was $93,000 and $0.5 million for the three months ended June 30, 2008 and 2009, respectively, and $0.2 million and $0.6 million for the six months ended June 30, 2008 and 2009, respectively.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Cumulative foreign currency translation adjustments, net of tax, are included in accumulated other comprehensive income (loss). We have reflected accumulated other comprehensive loss in stockholders’ equity (deficit). For the three months ended June 30, 2008 and 2009, net income was $5.2 million and $6.8 million, respectively, and comprehensive income was $5.2 million and $7.1 million, respectively. For the six months ended June 30, 2008 and 2009, net income was $9.4 million and $12.8 million, respectively, and comprehensive income was $9.5 million and $12.9 million, respectively.

Stock-Based Compensation

We have granted our employees stock options for common stock. On January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires recognizing compensation costs for all share-based payment awards made to employees based upon each award’s estimated grant date fair value. It covers employee stock options, restricted stock and employee stock purchases related to employee stock purchase plans.

We utilize the Black-Scholes option-pricing model to determine the fair value of our stock option awards. For stock options that contain only a service vesting feature, we recognize compensation cost on a straight-line basis over the respective vesting periods. Stock-based compensation under SFAS No. 123(R) decreased income before income taxes by $1.4 million and $1.9 million for the three months ended June 30, 2008 and 2009, respectively, and $2.7 million and $3.6 million for the six months ended June 30, 2008 and 2009, respectively.

We have recorded compensation expense for stock options pursuant of SFAS No. 123(R). As these amounts are not deductible for tax purposes until the stock option is exercised, a deferred tax asset is recorded for the deductible temporary difference related to non-qualified stock options. The effect of compensation expense for qualified stock options is treated as permanent difference. The exercise of non-qualified stock options in May 2009 resulted in a tax deduction and utilization of deferred tax assets for stock-based compensation.

An excess tax benefit arises when the tax deduction related to stock options is greater than the amount previously recognized for such stock options as deferred tax asset pursuant to SFAS No. 123 (R). For financial reporting purposes, the deductible tax benefit is first recognized through the utilization of the deferred tax asset related to the stock options being exercised. The excess of the deductible tax benefit over deferred tax assets previously recognized is not recorded as a tax benefit on the income statement but is instead treated as additional paid in capital on the balance sheet.

Pursuant to SFAS 123(R), the income tax benefits exceeding the recorded deferred income tax benefit and any pre-adoption “as-if” deferred income tax benefit from stock-based compensation awards, or together the excess tax benefits, must be reported in net cash provided by financing activities. In the six months ended June 30, 2008 and 2009, we reflected excess tax benefits from stock-based compensation awards of $85,000 and $1.7 million, respectively, as a cash outflow from operating activities and a cash inflow from financing activities in our consolidated statements of cash flows, resulting in no net impact on cash.

Income Taxes

We use the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax bases of our assets and liabilities.

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of Statement of Financial Accounting Standards 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We adopted FIN 48 on January 1, 2007. At the adoption, there was no liability for uncertain tax positions due to the fact that there were no material identified tax benefits that were considered uncertain tax positions.

We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the adoption date of FIN 48, there were no accrued interest and penalties.

3. Goodwill and Other Intangible Assets

At December 31, 2008 and June 30, 2009, we had goodwill in the amounts of $15.7 million and $15.8 million, respectively. The increase from December 31, 2008 consisted of additional payments of $46,000 related to direct acquisition costs associated with the Trilenium Investments Limited Acquisition. The allocation of the purchase price to the assets acquired, including goodwill, for the Trilenium Investments Limited Acquisition has not been completed due to the pending completion of the valuation of intangible assets. In accordance with SFAS No. 142, we assess the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. No impairment was noted at December 31, 2008 or June 30, 2009.

Intangible assets consisted of the following at December 31, 2008 and June 30, 2009:

	December 31, 2008			June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(in thousands)
Finite-lived intangible assets:
Developed product technologies	$2,908	$(378)	$2,530	$2,908	$(663)	$2,245
Customer relationships	432	(83)	349	432	(154)	278
Intellectual property	526	(74)	452	574	(102)	472

Total finite-lived intangibles	3,866	(535)	3,331	3,914	(919)	2,995
Indefinite-lived intangible assets:
Trademarks	806	—	806	957	—	957

Total intangible assets	$4,672	$(535)	$4,137	$4,871	$(919)	$3,952

Intangible asset amortization expense was $82,000 and $0.2 million for the three months ended June 30, 2008 and 2009, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2008 and 2009, respectively. We estimate aggregate intangible asset amortization expense to be $0.8 million in 2009, $0.7 million in 2010, $0.7 million in 2011, $0.5 million in 2012 and $0.4 million in 2013. We amortize finite-lived intangible assets on a straight-line basis over their respective estimated useful lives. We use a useful life of five years for acquired developed product technologies, ten years for intellectual property and three years for customer relationships.

Deferred offering costs, which are included in intangible assets and other, were $2.2 million and $0 at December 31, 2008 and June 30, 2009, respectively. See Note 2 for discussion of deferred offering costs. Deposits of $0.2 million and $0.2 million were also included in intangible assets and other at December 31, 2008 and June 30, 2009, respectively.

4. Accrued Liabilities

	December 31, 2008	June 30, 2009
(in thousands)
Payroll-related accruals	$1,831	$2,452
Accrued management fees	276	—
Accrued initial public offering costs	—	1,003
Other accrued expenses	1,177	1,622

	$3,284	$5,077

5. Long-Term Debt

On December 13, 2005, we entered into credit agreements with an investment management firm pursuant to which we borrowed $85.0 million on a first lien note, or First Lien Note, and $25.0 million on a second lien note, or Second Lien Note, and collectively the Notes. The First Lien Note bears interest at the three-month LIBOR rate plus 3.5% (7.4% at December 31, 2008 and 4.7% at June 30, 2009), and the Second Lien Note bears interest at the three-month LIBOR rate plus 5.25% to 6.25% based on certain factors defined by the second lien credit and guaranty agreement, or Second Lien Credit Agreement (9.0% at December 31, 2008 and 6.5% at June 30, 2009). The Notes are payable on December 13, 2011. The total outstanding principal balance on the Notes was $101.1 million at December 31, 2008.

The first lien credit and guaranty agreement, or First Lien Credit Agreement, allows our lenders to elect to receive earlier repayment of amounts due under the First Lien Credit Agreement, based on annual calculations of our excess cash flow as defined in the First Lien Credit Agreement. The First Lien Credit Agreement bases this payment upon a specified percentage of our calculated excess cash flow. We must offer to prepay the loans no later than 120 days after the end of the fiscal year for which we have calculated our excess cash flow. In early 2009, we made such an offer and prepaid $7.2 million of principal in March 2009. This $7.2 million prepayment is reflected as current portion of long-term debt in our December 31, 2008 consolidated balance sheets.

Pursuant to the terms of the First Lien Credit Agreement, we were required to repay a portion of the outstanding principal amount based on our leverage ratio for the 12 months immediately preceding the receipt of the net proceeds from our IPO. We did not elect to prepay any additional outstanding indebtedness under our December 2005 credit facilities with the net proceeds of our IPO. Therefore, we repaid an additional $49.8 million of principal with the net proceeds from our IPO in May 2009, reducing our outstanding principal balance on the Notes to $44.1 million as of June 30, 2009.

We have pledged substantially all of our North American assets as collateral on the Notes. The Notes include covenants that limit our incurrence of new borrowings, our ability to make acquisitions, capital expenditures and payments of cash dividends and that require us to maintain certain financial performance ratios. In March and August 2008, we amended our credit agreements. These amendments clarified certain provisions of the credit agreements related to the structure of the lender’s security interest and amended and permanently waived the default of certain covenants under the credit agreements. We paid a fee of $0.3 million in March 2008 related to these amendments. We were in compliance with each of these key operational covenants as of June 30, 2009.

6. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Common Stock and Preferred Stock Authorized Shares

During the quarter ended June 30, 2009 and following consummation of our IPO, we amended our certificate of incorporation to, among other things, set the authorized capital stock of the company at 133,000,000 shares, par value of $0.001 per share, comprised of 123,000,000 shares of common stock and 10,000,000 shares of preferred stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at any meeting of stockholders.

Initial Public Offering

In May 2009, we completed our IPO, in which we sold and issued 9,000,000 shares of our common stock at an issue price of $12.50 per share. We raised a total of $112.5 million in gross proceeds from the offering, or approximately $100.6 million in net proceeds after deducting underwriting discounts and commissions of $7.8 million and other offering costs of $4.1 million.

Preferred Stock

Upon the closing of our IPO in May 2009, all 27,000,003 shares of preferred stock that were outstanding immediately prior to the closing of such offering converted into 27,000,003 shares of common stock in accordance with the terms of our certificate of incorporation.

Stock Options

All equity awards that are granted following our IPO will be granted under our 2008 Equity Incentive Plan, or 2008 Stock Plan. The Amended and Restated Stock Incentive Plan, or 2005 Stock Plan, will continue to govern the terms and conditions of all outstanding equity awards previously granted under the 2005 Stock Plan. We will not grant any additional awards under our 2005 Stock Plan following our IPO. At June 30, 2009, 5,081,050 shares of common stock were available for future grants under the 2008 Stock Plan. From April 1, 2009 to June 30, 2009, our employees exercised options to purchase 792,825 shares of our common stock pursuant to options issued under our 2005 Stock Plan at an average purchase price of $2.91 per share for an aggregate purchase price of $2.3 million.

Option grant activity under the 2005 Stock Plan was as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price
Balances at December 31, 2008	12,004,001	$3.82
Options granted	1,527,649	9.77
Options exercised	(812,514)	2.94
Options forfeited	(579,353)	7.73

Balances at June 30, 2009	12,139,783	$4.44

Additional information regarding options outstanding at June 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$2.69 -10.00	12,139,783	7.75	$4.44	8,028,592	7.24	$3.23

The aggregate intrinsic value of stock options exercised in the six months ended June 30, 2009 was $6.9 million, resulting in income tax benefits of $1.7 million. The aggregate intrinsic value of outstanding stock options was $146.3 million as of June 30, 2009. The aggregate intrinsic value of stock options exercisable at June 30, 2009 was $106.5 million. The total unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was approximately $17.3 million as of June 30, 2009. The $17.3 million of unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods at June 30, 2009 relates to 5,237,390 shares with a per share weighted average fair value of $3.60. We expected to recognize this expense over weighted-average periods of approximately 2.38 years at June 30, 2009.

The weighted average grant date fair values of options granted for the six months ended June 30, 2008 and 2009 were $4.28 and $5.80 per share, respectively. We estimated fair value for these options at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009
Expected dividend yield	0.0%	0.0%
Volatility	57.8%	63.4%
Risk-free rate of return	2.7-3.7%	2.2%
Expected life	6.05 years	6.07 years

We have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assumed the expected dividend yield to be zero. The dividend payable reflected in our condensed consolidated balance sheet at June 30, 2009 is related to an earnout payment to our original stockholders. Since we are a newly public company with no historical data regarding the volatility of our own common stock price, we based the expected volatility on the historical and implied volatility of comparable companies from a representative industry peer group. We determined expected volatility of options granted using an average of the historical volatility measures of this peer group of companies. We based the risk-free rate of return on the U.S. treasury yield curve for seven-year terms for six months ended June 30, 2008 and 2009. As allowed by Staff Accounting Bulletin No. 110, we have elected to apply the “shortcut approach” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date.

8. Earnings Per Share

We computed basic earnings per share available to common stockholders using the weighted average number of shares of our common stock outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and for the shares that would be issued upon the conversion of the convertible preferred stock.

A reconciliation of the number of the numerator and denominator used in the calculation of basic and diluted earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Basic earnings per share
(in thousands)
Numerator:
Net income available to common stockholders	$2,668	$6,818	$4,784	$12,806

Denominator:
Weighted average common shares outstanding	28,141	44,907	28,119	36,544

Weighted average shares used in computing basic earnings per share available to common stockholders	28,141	44,907	28,119	36,544

Diluted earnings per share
Numerator:
Net income available to common stockholders	$2,668	$6,818	$4,784	$12,806
Add amount allocated to participating preferred stockholders	—	—	—	—

Net income	$2,668	$6,818	$4,784	$12,806

Denominator:
Weighted average shares used in computing basic earnings per share	28,141	44,907	28,119	36,544
Add options to purchase common stock	4,894	6,045	3,793	5,692
Add conversion of preferred stock	—	—	—	—

Weighted average shares used in computing diluted earnings per share available to common stockholders	33,035	50,952	31,912	42,236

Net income has been allocated to the common and preferred stock based on their respective rights to share in dividends. The conversion of the convertible preferred stock outstanding into 27,000,003 shares of common stock was not included in diluted earnings per share for the three and six months ended June 30, 2008 and 2009 under the if-converted method because the results would have been antidilutive.

Dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. During the three months ended June 30, 2008 and 2009, options to purchase approximately 2,434,100 and 2,267,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the excess tax benefit.

The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises. We calculated the assumed proceeds from excess tax benefits based on the deferred tax assets actually recorded without consideration of “as if” deferred tax assets calculated under the provisions of SFAS No. 123(R).

9. Related Party Transactions

Pursuant to contractual agreements, we have previously been required to pay management fees to certain stockholders. We expensed $0.3 million and $0.5 million for the three and six months ended June 30, 2008, respectively. Our obligation to pay these management fees terminated upon the closing of the offering.

We paid management fees to and legal expenses incurred by our founder and a current member of our board of directors of $43,000 and $0.2 million for the three months ended June 30, 2008 and 2009, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2008 and 2009, respectively. The management fee is no longer paid to our stockholders upon our public offering.

On August 31, 2006, we entered into a license agreement with NetSuite Inc. Under the terms of the agreement, we paid approximately $189,000 and $439,000 for the three months ended June 30 2008 and 2009, respectively, and $227,000 and $542,000 for the six months ended June 30, 2008 and 2009, respectively, for the use of their services. Our President, Chief Operating Officer, Chief Financial Officer and Treasurer became a member of NetSuite’s Board of Directors in September 2006.

We entered into a 24-month contract with salesforce.com, inc. on September 1, 2006 for use of their license and support. We paid $74,000 and $104,000 for the three months ended June 30, 2008 and 2009, respectively, and $79,000 and $108,000 for the six months ended June 30, 2008 and 2009, respectively. The then President and Chief Strategy Officer for salesforce.com became a member of our board of directors in January 2008.

10. Income Taxes

For the three months and six months ended June 30, 2008, we recorded $2.9 million and $5.1 million of income tax expense, respectively, resulting in effective tax rates of 36.0% and 35.1%, respectively. For the three months and six months ended June 30, 2009, we recorded $3.4 million and $6.0 million of income tax expense, respectively, resulting in effective tax rates of 33.6% and 32.1%, respectively. The decrease in the effective tax rate was primarily attributable to the net impact of foreign operations.

We had $0 and $2.1 million in prepaid taxes as of December 31, 2008 and June 30, 2009, respectively. The increase is related to significant tax benefits realized in May 2009 for the exercise of stock options in connection with the initial public offering. Such benefits were not recorded on the income statement to the extent they exceeded amounts previously recorded under SFAS 123(R). See further discussion in Note 2. The amount of quarterly estimated income taxes paid throughout the tax year is subject to the interpretation of the applicable tax laws in the jurisdictions we file.

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three months and six months ended June 30, 2008 and 2009, interest and penalties recorded were not significant. As of June 30, 2009, we had accrued an insignificant amount for the payment of interest related to unrecognized tax benefits.

The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service, IRS, concluded the examination of the tax year ended December 31, 2006, which resulted in no changes. We are not currently under audit in any major taxing jurisdiction.

11. Commitments and Contingencies

Legal Proceedings

On November 26, 2007, a former employee brought a lawsuit in Oklahoma State Court asserting a number of claims against us and Donald C. Yonce, our founder and a current member of our board of directors. The former employee claims that he is a co-author and that he is, therefore, co-owner of all of our major software products, which he claims he assisted in developing while an employee of our company. The former employee makes this claim despite the fact that he signed an agreement with us which provides that we are the exclusive owner of all copyrights and other intellectual property relating to any work performed by the former employee while employed by us. He also claims that Donald C. Yonce made certain oral promises to him regarding future potential compensation at our company prior to our recapitalization in December 2005 in the event of a sale of our company, and further alleges violations of Oklahoma labor protection laws. The former employee is seeking half of the profits from sales of our software products of which he claims to be co-author and co-owner, as well as punitive damages and unspecified other legal and equitable relief. We have agreed to indemnify Mr. Yonce from these claims pursuant to a stock purchase agreement entered into in 2005 between Mr. Yonce, us and certain stockholders who are parties to that agreement. Even if we prevail in the litigation, we could incur significant litigation fees and expenses. Because this lawsuit is at an early stage, it is not possible to predict the outcome of the litigation. Although we believe we have meritorious defenses, an adverse outcome in this litigation could materially and adversely affect us, requiring us to pay damages or royalties or subjecting us to other remedies.

In the ordinary course of business, we may be subject to litigation related to matters arising out of our business operations. We do not believe that any of these outstanding matters will have a material adverse effect on our consolidated financial position, result of operations or liquidity.

Registration Rights

We entered into an agreement in 2005 providing our stockholders with rights to have their shares of our common stock registered under the Securities Act of 1933, if requested by a majority of the holders of the shares.

Other

We entered into an agreement in 2005 to pay specified amounts, up to a maximum of $20.0 million, to our original stockholders, upon the completion of an exit event meeting specified parameters. An exit event is defined as either a sale of or public offering by our company. Due to our public offering in May 2009, the parameters have been met for an exit event and this payout is due to our original stockholders after the expiration of the lock-up agreement based on the pre-determined value of the company on the date the payment is due. Based on our stock price at June 30, 2009, we expect to make the maximum dividend payment of $20.0 million. Therefore, this amount is reflected as a dividend payable in the consolidated statement of changes in convertible preferred stock and stockholders’ equity (deficit) as a reduction of additional paid in capital and a liability in the condensed consolidated balance sheets.

The dividend payable of $20.0 million as of June 30, 2009 is calculated in accordance with a formula provided in an agreement with certain of our original stockholders and will either be $0, $10.0 million, or $20.0 million. If the closing price per share of our common stock on the expiration date of the lock-up agreements is less than $8.05 per share, the dividend payable would be $0. If closing price per share of our common stock on the expiration date of lock-up agreements is equal to or greater than $8.06 per share but less than $10.75 per share, the dividend payable would be $10.0 million. If closing price per share of our common stock on the expiration date of lock- up agreements is equal to or greater than $10.75 per share the dividend would be $20.0 million. The lock-up agreements are for a period of 180 days after the date of our registration statement, on May 19, 2009.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be signified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in other documents we file with the Securities and Exchange Commission. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a leading provider of powerful yet easy-to-use enterprise-class network management software designed by network professionals for network professionals. Our offerings range from individual software tools to more comprehensive software products, solve problems faced every day by network professionals and help to enable efficient and effective network management. We design our software to meet the requirements of networks and implementations of varying sizes and levels of complexity. We currently have customers that use our software to manage networks ranging from a single device to over 100,000 installed devices. Our products are easy to find, evaluate, use and maintain.

In 1999, we were formed and introduced the first version of one of our core products, Engineer’s Toolset. Until December 2005, we were owned by our original stockholders and employed a simple business model designed to minimize expenses and maximize cash flow. We focused our marketing efforts almost exclusively on optimizing our placement in search engine listings, which we attempted to influence through changing the content on our website, and on direct email lead generation programs to the registered end-users of our software products. We did not engage in any proactive advertising, branding or lead generation programs, and thus had minimal marketing expense. By employing a “self service” model in which our software was downloaded by engineers who came to our website, we kept sales expense low as well. Our relatively small historical investment in sales and marketing and research and development allowed us to be profitable in every year since inception and to generate income before income taxes in excess of 80% of revenue from 2003 through 2005. Despite our low levels of expenditures, by 2005 we had grown our revenue to $27.9 million and had introduced a suite of software products, including our current flagship product, Orion Network Performance Monitor, and Orion Network Configuration Manager, formerly known as Cirrus Configuration Manager.

In 2005, our founder decided to explore alternatives in order to grow our business more rapidly than had been possible under our historical model. In December 2005, investors led by Bain Capital Ventures and Insight Venture Partners acquired an aggregate of 67.8% of our outstanding capital stock from our original stockholders and we recapitalized our company. As a result, we incurred $110.0 million of long-term debt. In the second half of 2006, we hired most of our current management team. This new management team began to implement changes to our business model that were designed to accelerate the growth of our revenue. These changes included expanding our suite of products, refining our product development process, creating sales and marketing organizations, and building administrative infrastructure to manage our business.

Throughout 2007 and 2008, we continued to build and refine our business model, making significant investments in people, systems and infrastructure. We continue to embrace certain elements of our founder’s model, including providing downloadable enterprise-class software designed for network professionals, focusing on our customer base and end-user community, and offering compelling pricing. In addition, we now employ a highly efficient product development process, a scalable marketing model and a high volume, transaction-oriented inside sales model that have allowed us to drive and support rapid growth in our business at high operating margins while offering our products at prices that are typically significantly lower than those of our competitors. Our revenue grew from $38.2 million in 2006 to $61.7 million in 2007, $93.1 million in 2008 and $51.1 million for the six months ended June 30, 2009 and our operating income grew from $25.4 million in 2006 to $30.9 million in 2007, $42.0 million in 2008 and $21.7 million for the six months ended June 30, 2009. Our average transaction size for new license sales in each of 2007, 2008 and the six months ended June 30, 2009 was less than $7,000 compared to hundreds of thousands of dollars for many competing products. We manage our business with a culture and systems that are focused on metrics and helping us to achieve a high level of visibility and consistency in our execution.

We have also sought to expand our product offerings through three acquisitions. In April 2007, we acquired ipMonitor, our entry-level network monitoring product, by purchasing substantially all of the assets and liabilities of IPMonitor Corporation, or IPMonitor. In May 2007, we acquired our LANsurveyor product and various underlying technologies by purchasing all of the outstanding stock of Neon Software, Inc., or Neon. In December 2008, we acquired our Kiwi Syslog Server and Kiwi CatTools products by purchasing substantially all of the assets and liabilities of Trilenium Investments Limited, or Trilenium. We paid $5.9 million, $3.75 million and $7.2 million, respectively, in connection with these acquisitions, resulting in the recording of purchased intangible assets and goodwill on our balance sheet, and amortization of certain of these assets in our statements of income. We made additional payments during 2008 of $0.8 million and $0.5 million upon achievement of the two development milestones related to the Neon acquisition. We anticipate making selective additional acquisitions of companies with products that complement our business model.

To increase our international sales, we have expanded international operations by building a direct sales force and contracting with resellers overseas. We established operations in Cork, Ireland in 2007 to serve as our international headquarters, opened a sales and support operation in Singapore in 2008 and established a research and development facility in the Czech Republic in 2008. Since we recognize the predominant portion of our international revenue through an Irish subsidiary, we have begun to reduce our tax rate below the U.S. federal statutory rate.

In May 2009, we completed our initial public offering, or IPO, in which we and certain of our stockholders sold 13,933,720 shares of our common stock at a price per share of $12.50 per share. We received net proceeds of $100.6 million after deducting underwriting discounts and commissions of $7.8 million and other offering costs of $4.1 million. We used a portion of the net proceeds to repay $49.8 million of the outstanding principal amount of our long-term debt under our December 2005 credit facilities, reducing our outstanding principal amount under such facilities to $44.1 million at June 30, 2009.

Key Business Metrics

We designed our business model to sell high volumes of low-priced, downloadable, enterprise-class software to our customers and to be low cost, scalable and efficient. We review a number of key business metrics to help us monitor the performance of our business model and to identify trends affecting our business. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

Average Transaction Size for New License Sales. We focus our sales, marketing and research and development efforts on network professionals and other IT professionals in organizations of all sizes, with the goal of driving purchases of our software by these network and other IT professionals in very short sales cycles with minimal levels of approval. In addition, many of our customers make small initial purchases of our software to manage specific components of their networks and then make additional purchases over time to expand the use of the product that they purchased or to buy additional software products from us. We measure the average transaction size for new license sales on a frequent basis as an indicator of the success of these efforts and to ensure the effectiveness of our marketing and sales model.

Adjusted EBITDA. Our management uses Adjusted EBITDA to measure our performance. Because Adjusted EBITDA excludes certain non-cash expenses such as depreciation, amortization and stock-based compensation, we believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. We use Adjusted EBITDA in the preparation of our budgets and to measure and monitor our performance. Adjusted EBITDA is not determined in accordance with GAAP and is not a substitute for or superior to financial measures determined in accordance with GAAP. See below for further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

Revenue Growth. Beginning in the middle of 2006 with the hiring of our current executive management team, we have employed a differentiated business model for marketing and selling high volumes of enterprise- class software, which is focused on rapid revenue growth at high Adjusted EBITDA margins. We regularly review our revenue growth to measure our success.

Opportunities and Trends

Businesses, governments and other organizations are increasingly relying on data networks to execute their operations, facilitate their internal and external communications and transact business with their customers and partners, and these networks are generally growing in size and complexity. We believe that the increasing challenges of network management and the limitations of existing offerings present a market opportunity for our products. We expect our revenue to continue to grow as we capitalize on this market opportunity.

We have rapidly evolved and expanded our business since the middle of 2006. This expansion has included hiring most of our senior management team, moving our corporate headquarters to Austin, Texas and building infrastructure to support our business. This evolution has resulted in our significantly expanding our direct inside sales presence in the United States, entering into an outsourced development relationship in Eastern Europe in late 2006, creating a direct sales and support presence in Europe through establishment of our European headquarters in Cork, Ireland in the third quarter of 2007, establishing a research and development facility in the Czech Republic in 2008, entering into a second outsourced development relationship in Eastern Europe in 2008 and opening an international sales and support operation in Singapore in 2008. We have also expanded through three acquisitions in April and May 2007 and December 2008, two of which were international. These investments in and changes to our business have allowed us to accelerate our revenue growth significantly while maintaining high operating margins.

We expect to continue to invest for the foreseeable future in expanding our business as we increase our direct sales presence in the United States, Europe and Asia, enhance and expand our product offerings and pursue strategic acquisitions. We expect to continue to experience significant annual growth in our business while striving to maintain and increase Adjusted EBITDA as a percentage of revenue; however, there is a risk that the returns that we achieve on future investments in the growth of our business will not be as rapid or as high as what we have achieved in the past.

The uncertain and challenging economic environment may affect our ability to expand as quickly as we expect that we would in a strong economy. However, we believe that the current environment may provide an opportunity to capitalize on the unique aspects of our business model. We believe that the power, ease-of-use and affordability of our products are unique characteristics that provide us with significant competitive advantage that we intend to exploit. Based on our recent financial and operational results and customer feedback, we believe that we are gaining market share with companies of all sizes as network management professionals continue to look for more effective and affordable solutions.

Key Components of Our Results of Operations

Sources of Revenue

Our revenue is primarily comprised of license and maintenance revenue. We license our software under perpetual licenses, which typically include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new licenses and upgrades to our software. We have experienced annual and quarterly growth in license revenue. Customers can renew and generally have renewed their maintenance agreements for annual periods at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. Maintenance revenue is an important source of our future revenue. We have experienced strong and consistent annual and quarterly growth in maintenance and other revenue. Because our maintenance base grew during 2007, 2008 and the first half of 2009 due to new license sales and high customer retention, we expect maintenance revenue to continue to increase in 2009.

Cost of Revenue

Cost of revenue primarily consists of personnel costs related to providing technical support services and amortization of acquired developed product technologies. Personnel costs include salaries, bonuses and stock- based compensation for technical support personnel, as well as an allocation of our facilities, information technology and other overhead costs and our employee benefit costs. We allocate stock-based compensation expense to personnel costs based on the expense category in which the optionholder works. We allocate overhead, such as rent, computer and other technology costs, and employee benefit costs to personnel costs in each expense category based on worldwide headcount in that category. We expect our cost of revenue to increase in absolute dollars but to remain relatively stable as a percentage of revenue in future periods.

Operating Expenses

We classify our operating expenses into three categories: sales and marketing, research and development and general and administrative.

Our operating expenses primarily consist of personnel costs, contract research and development costs, marketing program costs and legal, accounting, consulting and other professional service fees. Personnel costs for each category of operating expenses include salaries, bonuses and stock-based compensation for personnel in that category, as well as an allocation of our facilities, information technology and other overhead costs and our employee benefit costs. We allocate stock-based compensation expense resulting from the amortization of the fair value of options granted based on how we categorize the department in which the optionholder works. We allocate overhead, such as rent, computer and other technology costs and employee benefit costs, to each expense category based on worldwide headcount in that category.

Our operating expenses increased in absolute dollars and as a percentage of revenue in each of the three and six months ended June 30, 2008 and 2009 as we have built infrastructure and added employees across all categories in order to accelerate and support our growth and to expand into international markets. We expect our operating expenses in 2009 to continue to increase in absolute dollars and to be consistent with 2008 levels as a percentage of revenue.

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives, commissions earned by our sales personnel, the cost of marketing programs such as on-line lead generation, promotional events and webinars and the cost of business development programs.

Research and Development. Research and development expenses primarily consist of personnel costs for our product development employees and executives and fees to our contract development vendors in Eastern Europe. We have devoted our development efforts primarily to expanding our product line and increasing the functionality and enhancing the ease-of-use of our software offerings

General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel, as well as legal, accounting and other professional service fees and other corporate expenses. We expect to incur additional costs associated with being a public company, including higher legal, corporate insurance and financial reporting expenses and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, foreign exchange losses and government grant income. Interest income represents interest received on our cash and cash equivalents. Interest expense is associated with our outstanding long-term debt, which was $101.1 million as of December 31, 2008 and $44.1 million as of June 30, 2009. We prepaid $7.2 million of principal in March 2009 and we repaid an additional $49.8 million of principal with the net proceeds from our IPO in May 2009, reducing our outstanding principal balance on the Notes to $44.1 million as of June 30, 2009. Foreign exchange losses relate to expenses and transactions denominated in currencies other than the functional currency of the associated company. Government grant income relates to grants to be received by our Irish and Czech Republic entities for the creation of job positions and related training costs.

Income Tax Expense

Income tax expense primarily consists of corporate income taxes related to profits resulting from the sale of our software offerings in the United States and Ireland. We expect our income tax expense to increase in absolute dollars as our profits continue to increase; however, we expect our effective tax rate to continue to decline slowly, due to the lower corporate tax rate in Ireland, as our international revenue increases as a percentage of total revenue.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that these accounting policies requiring significant management judgment are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. These critical accounting policies are:

•	Impairment of long-lived assets;

•	Goodwill and other intangible assets with indefinite lives;

•	Revenue recognition;

•	Stock-based compensation; and

•	Income taxes

A description of our critical accounting policies that involve significant management judgments appears in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on May 20, 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Recent Accounting Pronouncements

In June, 2009, FASB issued SFAS No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles authorizing the Codification as the sole source for authoritative U.S. GAAP. This position is effective for financial statements issued for reporting periods that end after September 15, 2009. The position will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. We will adopt SFAS No. 168 for the period ending September 30, 2009, and it will not have an impact on our results of operations or financial position.

Results of Operations

The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Three Months Ending June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenue:
License	$13,025	$14,598	$25,475	$27,139
Maintenance and other	8,652	12,444	16,598	23,978

Total revenue	21,677	27,042	42,073	51,117
Cost of license revenue	60	154	130	305
Cost of maintenance and other revenue	787	1,039	1,536	2,017

Gross profit	20,830	25,849	40,407	48,795

Operating expenses:

Sales and marketing	5,138	7,225	9,676	13,925
Research and development	1,990	2,755	3,910	5,181
General and administrative	3,787	4,112	7,959	7,977

Total operating expenses	10,915	14,092	21,545	27,083

Operating income	9,915	11,757	18,862	21,712

Other income (expense):
Interest income	110	53	260	132
Interest expense	(1,858)	(1,540)	(4,539)	(2,991)
Other income (expense)	6	(9)	(127)	(6)

Total other expense	(1,742)	(1,496)	(4,406)	(2,865)

Income before income taxes	8,173	10,261	14,456	18,847
Income tax expense	2,945	3,443	5,078	6,041

Net income	$5,228	$6,818	$9,378	$12,806

Comparison of the Three and Six Months Ended June 30, 2008 and 2009

Revenue

	Three Months Ended June 30,
	2008		2009
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change
(dollars in thousands)
License	$13,025	60.1%	$14,598	54.0%	$1,573
Maintenance and other	8,652	39.9	12,444	46.0	3,792

Total	$21,677	100.0%	$27,042	100.0%	$5,365

	Six Months Ended June 30,
	2008		2009
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change
(dollars in thousands)
License	$25,475	60.5%	$27,139	53.1%	$1,664
Maintenance and other	16,598	39.5	23,978	46.9	7,380

Total	$42,073	100.0%	$51,117	100.0%	$9,044

For the Three Months Ended June 30, 2009

Revenue was $27.0 million for the three months ended June 30, 2009 compared to $21.7 million for the three months ended June 30, 2008, an increase of $5.4 million, or 24.8%. This increase was comprised of a $3.8 million increase in maintenance and other revenue, which resulted from a growing maintenance base due to new license sales and high customer retention, and a $1.6 million increase in license revenue due to increased demand for our products. While we had no single transaction with license revenue over $500,000 in the three months ended June 30, 2008, we received a single purchase order from one of our federal resellers in May 2009 that resulted in the recognition of $1.1 million in license revenue. Our average transaction size for new license sales was approximately $5,400 and $6,300 for the three months ended June 30, 2008 and 2009, respectively.

For the Six Months Ended June 30, 2009

Revenue was $51.1 million for the six months ended June 30, 2009 compared to $42.1 million for the six months ended June 30, 2008, an increase of $9.0 million, or 21.5%. This increase was comprised of a $7.4 million increase in maintenance and other revenue and a $1.7 million increase in license revenue due to increased demand for our products. Our average transaction size for new license sales was approximately $5,600 and $6,100 for the six months ended June 30, 2008 and 2009, respectively. We had no single transaction with license revenue over $500,000 in the six months ended June 30, 2008. There were two transactions which resulted in the recognition of $1.9 million in license revenue for the six months ended June 30, 2009.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2008	2009
Cost of Revenue and Gross Margin	Amount	Amount	Change
(dollars in thousands)
Total revenue	$21,677	$27,042	$5,365
Total cost of revenue	847	1,193	346

Gross profit	$20,830	$25,849	$5,019

Gross margin	96.1%	95.6%

	Six Months Ended June 30,
	2008	2009
Cost of Revenue and Gross Margin	Amount	Amount	Change
(dollars in thousands)
Total revenue	$42,073	$51,117	$9,044
Total cost of revenue	1,666	2,322	656

Gross profit	$40,407	$48,795	$8,388

Gross margin	96.0%	95.5%

For the Three Months Ended June 30, 2009

Cost of revenue was $1.2 million for the three months ended June 30, 2009 compared to $0.8 million for the three months ended June 30, 2008, an increase of $0.3 million, or 40.9%. This increase was primarily due to an increase in cost of maintenance revenue related to increased headcount of our North American and European support organizations, and our addition of support personnel in the Asia-Pacific region, to support the new customers we added during 2008 and the six months ended June 30, 2009. Cost of license revenue also increased due to the amortization of acquired product technologies associated with the Trilenium acquisition in the fourth quarter of 2008. Our total quarterly non-cash amortization of acquired product technologies for the three months ended June 30, 2008 and 2009 were $58,000 and $0.2 million, respectively.

For the Six Months Ended June 30, 2009

Cost of revenue was $2.3 million for the six months ended June 30, 2009 compared to $1.7 million for the six months ended June 30, 2008, an increase of $0.7 million, or 39.4%. This increase was primarily due to an increase in cost of maintenance revenue related to increased headcount of our North American and European support organizations, and our addition of support personnel in the Asia-Pacific region, to support the new customers we added during 2008 and the six months ended June 30, 2009. Cost of license revenue also increased due to the amortization of acquired product technologies associated with the Trilenium acquisition in the fourth quarter of 2008. Our total quarterly non-cash amortization of acquired product technologies for the six months ended June 30, 2008 and 2009 were $0.1 million and $0.3 million, respectively.

Operating Expenses

	Three Months Ended June 30,
	2008		2009
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change
(dollars in thousands)
Sales and marketing	$5,138	23.7%	$7,225	26.7%	$2,087
Research and development	1,990	9.2	2,755	10.2	765
General and administrative	3,787	17.5	4,112	15.2	325

Total	$10,915	50.4%	$14,092	52.1%	$3,177

	Six Months Ended June 30,
	2008		2009
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change
(dollars in thousands)
Sales and marketing	$9,676	23.0%	$13,925	27.2%	$4,249
Research and development	3,910	9.3	5,181	10.1	1,271
General and administrative	7,959	18.9	7,977	15.6	18

Total	$21,545	51.2%	$27,083	52.9%	$5,538

For the Three Months Ended June 30, 2009

Sales and Marketing. Sales and marketing expenses were $7.2 million in the three months ended June 30, 2009 compared to $5.1 million in the three months ended June 30, 2008, an increase of $2.1 million, or 40.6%. Sales and marketing expenses increased in the three months ended June 30, 2009 due to the expansion of our direct inside sales force in the United States, EMEA and in the Asia Pacific region, an increase in marketing operations in the United States and EMEA and an increase in business development costs. As a result of these efforts, our sales and marketing personnel costs increased by $1.9 million.

Research and Development. Research and development expenses were $2.8 million in the three months ended June 30, 2009 compared to $2.0 million in the three months ended June 30, 2008, an increase of $0.8 million, or 38.4%. In order to support our product development strategy, we increased the size of our research and development organization in the second half of 2008 and 2009, including a significant increase to our personnel in our Czech Republic development center. We partially offset these costs with a reduction of our use of our contract research and development vendors in Eastern Europe. Our personnel costs increased by $0.8 million and the fees we paid to our offshore contract research and development vendors decreased by $0.1 million during the three months ended June 30, 2009 from the three months ended June 30, 2008.

General and Administrative. General and administrative expenses were $4.1 million in the three months ended June 30, 2009 compared to $3.8 million in the three months ended June 30, 2008, an increase of $0.3 million, or 8.6%. This increase was due to a $0.4 million increase in personnel costs, a $0.3 million increase in stock-based compensation expense, offset by a $0.5 million decrease in management fees.

For the Six Months Ended June 30, 2009

Sales and Marketing. Sales and marketing expenses were $13.9 million in the six months ended June 30, 2009 compared to $9.7 million in the three months ended June 30, 2008, an increase of $4.2 million, or 43.9%. Sales and marketing expenses increased in the first half of 2009 due to the expansion of our direct inside sales force in the United States, EMEA and in the Asia Pacific region, an increase in marketing operations in the United States and EMEA and an increase in business development costs. As a result of these efforts, our sales and marketing personnel costs increased by $3.6 million. Other costs such as credit card processing fees, contract services, sales promotions, and software subscription costs increased by $0.5 million.

Research and Development. Research and development expenses were $5.2 million in the six months ended June 30, 2009 compared to $3.9 million in the six months ended June 30, 2008, an increase of $1.3 million, or 32.5%. In order to support our product development strategy, we increased the size of our research and development organization in 2009, including a significant increase to our personnel in our Czech Republic development center. Our personnel costs increased by $1.3 million and the fees we paid to our offshore contract research and development vendors decreased by $0.3 million during the six months ended June 30, 2009 from the six months ended June 30, 2008.

General and Administrative. General and administrative expenses were $8.0 million in the six months ended June 30, 2008 and 2009. The expenses remained consistent due to a $0.4 million increase in personnel costs, a $0.6 million increase in stock-based compensation, offset by a $0.5 million decrease in professional fees and a $0.5 million decrease in management fees.

Other Income (Expense)

	Three Months Ended June 30,
	2008	2009
Other Income (Expense)	Amount	Amount	Change
(dollars in thousands)
Interest income	$110	$53	$(57)
Interest expense	(1,858)	(1,540)	318
Other income (expense)	6	(9)	(15)

Total	$(1,742)	$(1,496)	$246

Other Income (Expense)

	Six Months Ended June 30,
	2008	2009
Other Income (Expense)	Amount	Amount	Change
(dollars in thousands)
Interest income	$260	$132	$(128)
Interest expense	(4,539)	(2,991)	1,548
Other income (expense)	(127)	(6)	121

Total	$(4,406)	$(2,865)	$1,541

For the Three Months Ended June 30, 2009

Interest expense for the three months ended June 30, 2009 decreased by $0.3 million from the three months ended June 30, 2008 due to a lower effective interest rate on our outstanding debt and a lower amount of outstanding indebtedness because of our principal prepayments in 2009 offset by a $0.4 million debt discount write-off included in interest expense for 2009. We repaid $7.2 million in March 2009 and an additional $49.8 million of principal with net proceeds from our IPO in May 2009, reducing our outstanding principal amount to $44.1 million as of June 30, 2009. Pursuant to the terms of our credit agreements, our interest rate is reset periodically. Our effective interest rate for the three months ended June 30, 2008 was 7.4%. Our weighted average effective interest rate, excluding the debt discount write-off of $0.4 million, was 5.8% for the three months ended June 30, 2009.

For the Six Months Ended June 30, 2009

Interest expense for the six months ended June 30, 2009 decreased by $1.5 million from the six months ended June 30, 2008 due to a lower effective interest rate on our outstanding debt, a lower amount of outstanding indebtedness because of our principal prepayments in 2009 and a $0.3 million fee paid to our lenders in March 2008 as consideration for an amendment to our credit agreements treated as additional interest expense offset by a $0.4 million debt discount write-off included in interest expense for 2009. We repaid $7.2 million in March 2009 and an additional $49.8 million of principal with net proceeds from our IPO in May 2009, reducing our principal balance on the Notes to $44.1 million as of June 30, 2009. Pursuant to the terms of our credit agreements, our interest rate is reset periodically. Our effective interest rate in the first half of 2008 was 9.0%. Our weighted average effective interest rate for the first half of 2009, excluding the debt discount write-off of $0.4 million, was 5.8%.

Income Tax Expense

Our income tax expense increased by $0.5 million and $1.0 million for the three and six months ended June 30, 2009 compared to the same periods for 2008, respectively. This increase resulted from an increase in our income before income taxes of $2.1 million and $4.4 million during the same periods. This increase was partially offset by a decrease in our expected effective tax rate from 36.0% and 35.1% in the three and six months ended June 30, 2008 to 33.6% and 32.1% in the three and six months ended June 30, 2009 as a result of our international revenue increasing as a percentage of total revenue and the taxation of our international revenue at a lower corporate tax rate.

Reconciliation of Non-GAAP Financial Measure: Adjusted EBITDA

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•

Adjusted EBITDA is widely used by investors to measure a company’s operating performance without regard to items, such as interest expense, income tax expense, depreciation and amortization, and stock-based compensation expense, that can vary substantially from company to company depending upon their financing and accounting methods, the book value of their assets, their capital structures and the method by which their assets were acquired;

•	Securities analysts use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies;

•

By comparing our Adjusted EBITDA in different historical periods, our investors can evaluate our operating results without the additional variations caused by stock-based compensation expense, which is not comparable from year to year due to changes in accounting treatment and is a non-cash expense that is not a key measure of our operations; and

•

Our lenders believed Adjusted EBITDA was the appropriate performance measure for the key operational covenants in our credit agreements. These key operational covenants require us to maintain a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio as of the last day of each fiscal quarter. Each of these ratios uses Adjusted EBITDA in its calculation. The interest coverage ratio is calculated as a ratio of Adjusted EBITDA for the trailing four quarters to cash interest expense for the trailing four quarters. To be in compliance, our interest coverage ratio had to be at least 3.5 to 1.0 as of June 30, 2009 and must be at least 3.5 to 1.0 as of the last day of each fiscal quarter thereafter. The leverage ratio is calculated as a ratio of consolidated total debt to Adjusted EBITDA for the trailing four quarters. Our leverage ratio as of June 30, 2009 could not be more than 3.0 to 1.0, and this maximum ratio decreases over time to 2.1 to 1.0 as of December 31, 2011. We were in compliance with each of these key operational covenants as of June 30, 2009. We believe these are key operational covenants because the failure to comply with these covenants would be an event of default under our credit agreements that would likely result in the acceleration of our indebtedness or an unfavorable amendment to the terms of the credit agreements. This acceleration would and any such amendment might adversely affect our liquidity and financial condition.

We understand that, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense or interest income;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•

although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Adjusted EBITDA to Net Income	2008	2009	2008	2009
(in thousands)
Net income	$5,228	$6,818	$9,378	$12,806
Interest expense, net	1,748	1,487	4,279	2,859
Income tax expense	2,945	3,443	5,078	6,041
Depreciation	267	345	534	649
Amortization	82	193	163	382
Stock-based compensation expense	1,422	1,885	2,656	3,553

Adjusted EBITDA	$11,692	$14,171	$22,088	$26,290

Our Adjusted EBITDA for the three months ended June 30, 2008 and 2009 was $11.7 million and $14.2 million, or 53.9% and 52.4% of total revenue, respectively. Our Adjusted EBITDA for the six months ended June 30, 2008 and 2009 was $22.1 million and $26.3, million or 52.5% and 51.4% of total revenue, respectively. We expect our Adjusted EBITDA for the remaining six months of 2009 to increase in absolute dollars and to be consistent with our Adjusted EBITDA during the three and six months ended June 30, 2008 and 2009.

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $112.2 million, an increase of $71.6 million compared to December 31, 2008. The increase in cash and cash equivalents for the six months ended June 30, 2009 is due to an increase in net cash provided by operating and financing activities and a decrease in net cash used in investing activities. During the six months ended June 30, 2009, the increase of cash was primarily due to the receipt of net proceeds from our IPO of $100.6 million partially offset by the $49.8 million prepayments of principal outstanding under our credit facilities. Net cash generated by operating activities of $22.0 million comprises substantially the rest of the increase in cash and cash equivalents for the six months ended June 30, 2009. Net cash provided by operating activities and financing activities and used in investing activities is further described below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $15.9 million and $22.0 million, respectively, for the six months ended June 30, 2008 and 2009, an increase of $6.1 million. Net income was $9.4 million and $12.8 million, respectively, for the six months ended June 30, 2008 and 2009. For the six months ended June 30, 2008, we incurred non-cash expenses totaling $3.2 million compared to $3.8 million for the six months ended June 30, 2009. The change in non-cash expenses primarily consisted of increased depreciation expense, increased stock-based compensation expense, increased interest expense associated with the write-off of debt issuance costs offset by the excess tax benefit related to employee stock option exercises and the associated deferred tax asset reduction.

The change in certain assets and liabilities resulted in a net source of cash of $3.3 million and $5.4 million, respectively, for the six months ended June 30, 2008 and 2009. Cash provided by operating activities is driven by sales of our software offerings. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. Accounts receivable increased by $1.7 million for the six months ended June 30, 2008 compared to a decrease of $0.9 million for the six months ended June 30, 2009. Deferred revenue increased by $5.5 million and $4.7 million, respectively, for the six months ended June 30, 2008 and 2009. Net cash provided by operating activities was reduced by interest and income tax payments of $11.2 million and $9.2 million for the six months ended June 30, 2008 and 2009, respectively.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3.6 million and $1.2 million for the six months ended June 30, 2008 and 2009, respectively. In the first half of 2008, we incurred additional direct acquisition costs of $0.3 million and paid an additional $0.8 million upon the achievement of the first of two development milestones related to two acquisitions in 2007. We also incurred additional costs associated with the relocation of our corporate headquarters and opening of our Czech Republic development center in the first half of 2008. Cash used in investing activities for the six months ended June 30, 2009 was primarily for purchase of software licenses and tools, computer equipment and furniture and fixtures as we expanded our infrastructure and work force.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $1.0 million and cash provided by financing activities was $50.9 million in the six months ended June 30, 2008 and 2009, respectively. Net cash used in financing activities for six months ended June 30, 2008 resulted from payments of $1.6 million for offering costs and the repayment of $1.4 million of our long-term debt offset by the receipt of a $1.7 million repayment of a note receivable issued to us by a stockholder. Net cash provided in the six months ended June 30, 2009 is due to the net cash proceeds from our IPO in May 2009 of $100.6 million, $2.4 million of proceeds from the exercise of employee stock options and the excess tax benefit related to employee stock option exercises of $1.7 million. These proceeds were offset by payments pursuant to our credit agreements, which required us to repay a portion of the outstanding principal amount in early 2009 equal to a specified percentage of our 2008 excess cash flow and in June 2009 equal to half of the net proceeds received by us in our IPO. These payments were $7.2 million and $49.8 million, respectively. In addition, we made payments in 2009 for offering costs of approximately $0.9 million.

Capital Resources

As of June 30, 2009, we had $112.2 million of cash and cash equivalents and $70.9 million of working capital. To date, we have financed our operations primarily through internally generated funds. The recapitalization in December 2005 resulted in our issuing $110.0 million of long-term debt. We repaid $7.5 million, $1.4 million, $7.2 million and $49.8 million of our outstanding long-term debt in December 2006, April 2008, March 2009 and June 2009, respectively, reducing our outstanding principal balance to $44.1 million as of June 30, 2009. The outstanding balance matures in December 2011. Other than as required under our credit agreements, we do not currently intend to prepay any additional amounts of outstanding principal. We estimate our capital expenditures for 2009 to be approximately $3.0 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment.

Pursuant to an agreement with our original stockholders, we may be required to pay an amount, up to a maximum of $20.0 million, after the expiration of the lock-up agreements entered into in connection with our IPO. This earnout payment is calculated in accordance with a formula provided in an agreement with certain of our original stockholders and will be either $0, $10.0 million or $20.0 million. If the closing price per share of our common stock on the expiration date of the lock-up agreements is less than $8.05 per share, the earnout payment would be $0. If the closing price per share of our common stock on the expiration date of the lock-up agreements is equal to or greater than $8.06 per share but less than $10.75 per share, the earnout payment would be $10.0 million. If the closing price per share of our common stock on the expiration date of the lock-up agreements is equal to or greater than $10.75 per share, the earnout payment would be $20.0 million. Based on the price of our stock at June 30, 2009, we expect to make a $20.0 million payment in November 2009 pursuant to this agreement. This $20.0 million payment is treated as a dividend payable and is reflected in our consolidated statements of changes in convertible preferred stock and stockholders’ deficit as a reduction of additional paid in capital and a liability in our condensed consolidated balance sheet.

We believe that our existing cash and cash equivalents and our cash flow from operations will be sufficient to fund our operations and our capital expenditures and pay our debt service for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new software products and enhancements to existing software products, and the continuing market acceptance of our software offerings. Although we are not currently a party to any agreement or letter of intent regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations and Commitments

At June 30, 2009, the material changes to our contractual obligations and commitments are represented in the table below:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Long-term debt obligations (1)	$44,097	$—	$44,097	$—	$—
Accrued Interest Payable (1)	1,033	1,033	—	—	—
Dividend Payable (2)	20,000	20,000	—	—	—

Total contractual obligations	$65,130	$21,033	$44,097	$—	$—

(1)	On December 13, 2005, we entered into credit agreements with an investment management firm pursuant to which we borrowed $85.0 million under a first lien note and $25.0 million under a second lien note. The first lien note bears interest at the three-month LIBOR rate plus 3.5% (4.7% at June 30, 2009) and the second lien note bears interest at the three-month LIBOR rate plus 5.25% to 6.25%, based on our leverage ratio under the second lien credit agreement (6.5% at June 30, 2009). Both notes are due and payable on December 13, 2011. The first lien credit agreement allows our lenders to elect to receive earlier repayment of amounts due under the first lien credit agreement, based on annual calculations of our excess cash flow as defined in the agreement. The agreement bases this payment upon a specified percentage of our calculated excess cash flow. We must offer to prepay the loans no later than 120 days after the end of the fiscal year for which we have calculated our excess cash flow. We paid $7.5 million, $1.4 million, $7.2 million and $49.8 million in principal on the notes in December 2006, April 2008, March 2009 and June 2009, respectively. Thus, the total outstanding balance on the notes at December 31, 2008 was $101.1 million and $44.1 million at June 30, 2009. The borrowings are secured by substantially all of our North American assets. The credit agreements contain financial covenants placing a limit on our annual capital expenditures and requiring us to maintain a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio as of the last day of each fiscal quarter. The interest coverage ratio is calculated as a ratio of Adjusted EBITDA for the trailing four quarters to cash interest expense for the trailing four quarters. To be in compliance, our interest coverage ratio had to be at least 3.5 to 1.0 as of June 30, 2009 and must be at least 3.5 to 1.0 as of the last day of each fiscal quarter thereafter. The leverage ratio is calculated as a ratio of consolidated total debt to Adjusted EBITDA for the trailing four quarters. Our leverage ratio as of March 31, 2009 could not be more than 3.0 to 1.0, and this maximum ratio decreases over time to 2.1 to 1.0 as of December 31, 2011. We were in compliance with each of these key operational covenants as of June 30, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations—Reconciliation of Quarterly Non-GAAP Financial Measures” above for a more detailed discussion of Adjusted EBITDA. In March and September 2008, we amended our credit agreements. These amendments clarified certain provisions of the credit agreements related to the structure of us and our subsidiaries and amended and permanently waived the default of certain covenants under the credit agreements. The amount of long-term debt obligations shown in the table above does not include any interest payments.

(2)	The dividend payable is calculated in accordance with a formula provided in an agreement with our original stockholders and will be either $0, $10.0 million or $20.0 million. Based on the price of our stock at June 30, 2009, we expect to make a $20.0 million payment in November 2009 pursuant to this agreement and have accrued the dividend payable at the $20.0 million payout in the financial statements.

Off-Balance Sheet Arrangements

At June 30, 2009, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $112.2 million at June 30, 2009. We held these amounts primarily in cash or money market funds.

We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt specific hedging strategies in the future. Any declines in interest rates, however, will reduce future interest income.

We had total outstanding debt of $44.1 million at June 30, 2009. The interest rate on this debt is variable and adjusts periodically based on the three-month LIBOR rate. If the LIBOR rate changes by 1%, our annual interest expense would change by approximately $0.4 million.

Foreign Currency Risks

Our results of operations and cash flows will be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro and British Pound Sterling. Our historical revenue has generally been denominated in U.S. dollars, and a significant majority of our current revenue continues to be denominated in U.S. dollars; however, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. dollar, primarily the Euro and the British Pound Sterling. Our expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States, Ireland, the Czech Republic and Singapore. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes, although we may do so in the future. Thus, fluctuations in currency exchange rates could harm our business in the future.

Item 4T:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K will not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2010.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On November 26, 2007, a former employee brought a lawsuit in Oklahoma State Court asserting a number of claims against us and Donald C. Yonce, our founder and a current member of our board of directors. The former employee claims that he is a co-author and that he is, therefore, co-owner of all of our major software products, which he claims he assisted in developing while an employee of our company. The former employee makes this claim despite the fact that he signed an agreement with us which provides that we are the exclusive owner of all copyrights and other intellectual property relating to any work performed by the former employee while employed by us. He also claims that Donald C. Yonce made certain oral promises to him regarding future potential compensation at our company prior to our recapitalization in December 2005 in the event of a sale of our company, and further alleges violations of Oklahoma labor protection laws. The former employee is seeking half of the profits from sales of our software products of which he claims to be a co-author and co-owner, as well as punitive damages and unspecified other legal and equitable relief. We have agreed to indemnify Mr. Yonce from these claims pursuant to a stock purchase agreement entered into in 2005 between Mr. Yonce, us and certain stockholders who are parties to that agreement. Even if we prevail in the litigation, we could incur significant litigation fees and expenses. Because this lawsuit is at an early stage, it is not possible to predict the outcome of the litigation. Although we believe we have meritorious defenses, an adverse outcome in this litigation could materially and adversely affect us, requiring us to pay damages or royalties or subjecting us to other remedies.

From time to time, we have been and may be involved in various legal proceedings arising from our ordinary course of business. We currently have no other material legal proceedings pending.

Item 1A.	Risk Factors

Set forth below and elsewhere in this quarterly report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Risks Related to Our Business and Industry

Deteriorating economic conditions and uncertainty could adversely affect our operating results.

Current market conditions are uncertain and challenging. While current conditions seem to have improved, global economies have been in a recession as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, declines in gross domestic product, increases in unemployment and volatility in commodity prices and worldwide stock markets. During such challenging and uncertain economic times, customers may reduce or delay technology purchases, including purchase of our software products. Our typically-short sales cycle may increase if purchasing decisions are delayed as a result of uncertain information technology budgets or contract negotiations become more protracted or difficult if customers institute additional internal approvals for software purchases. These economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, financial condition, operating results and cash flows.

If we are unable to generate significant volumes of sales leads from Internet search engines and marketing campaigns, traffic to our websites and our revenue may decrease.

We generate many of our sales leads through visits to our websites by potential end-users interested in purchasing or downloading evaluations of our products. Many of these potential end-users find our websites by searching for network management and monitoring products through Internet search engines, such as Yahoo! and Google. A critical factor in attracting potential customers to our websites is how prominently our websites are displayed in response to search inquiries. If we are listed less prominently or fail to appear in search result listings for any reason, visits to our websites by customers and potential customers could decline significantly. We may not be able to replace this traffic and, if we attempt to replace this traffic, we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue and could adversely affect our operating results.

We also generate leads through various marketing activities such as targeted email campaigns, attending networking-based trade shows and hosting webinars on network management issues. If we fail to generate a sufficient volume of leads from these activities, our revenue could decrease and our operating results could suffer.

If we are unable to attract new customers or to sell additional products to our existing customers, our revenue growth will be adversely affected and our net income could decrease.

To increase our revenue, we must regularly add new customers or sell additional products to existing customers. We expect to incur significant additional expenses in expanding our sales and development personnel and our international operations in order to achieve revenue growth. We may be unable to maintain or increase traffic to our websites and our marketing efforts may be unsuccessful in generating evaluation downloads, resulting in fewer sales leads. We may fail to identify growth opportunities for our current products, and we may misinterpret the market for new products and technologies. If we fail to attract new customers or our new product introductions or acquisitions are not successful, we may be unable to grow our revenue and our operating results may be adversely affected.

Our quarterly revenue and operating results have fluctuated in the past and may fluctuate in the future due to a number of factors. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.

We believe our quarterly revenue and operating results may vary significantly in the future. As a result, you should not rely on the results of any one quarter as an indication of future performance and period-to-period comparisons of our revenue and operating results may not be meaningful.

Our quarterly results of operations may fluctuate as a result of a variety of additional factors, including, but not limited to, those listed below, many of which are outside of our control:

•	occasional large customer orders, including in particular those placed by the U.S. federal government;

•	our inability to increase sales to existing customers and to attract new customers;

•	the timing and success of new product introductions by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	increasing marketing expenditures in an attempt to generate growing numbers of sales leads;

•	the mix of our direct and indirect sales;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;

•	the timing of revenue and expenses related to the development or acquisition of technologies, products or businesses;

•	potential goodwill and intangible asset impairment charges and amortization associated with acquired businesses;

•	the loss of our relationships with the distributor and reseller that help us fulfill most sales orders from the U.S. government;

•	potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity; and

•	general economic, industry and market conditions that impact expenditures for network management software in the United States and other countries where we sell our software.

Fluctuations in our quarterly operating results might lead analysts to change their models for valuing our common stock. As a result, our stock price could decline rapidly and we could face costly securities class action suits or other unanticipated issues.

Our operating income and net income could continue to decline as a percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business.

As a percentage of revenue, our operating income was 66.5%, 50.1%, 45.1% and 42.5% and our net income was 25.1%, 22.0%, 23.9% and 25.1% for the years ended December 31, 2006, 2007 and 2008 and the six months ended June 30, 2009, respectively. We incurred income tax expense of $5.6 million, $7.5 million, $10.7 million and $6.0 million for the years ended December 31, 2006, 2007 and 2008 and the six months ended June 30, 2009, respectively. We also incurred interest expense of $10.7 million, $10.2 million, $8.5 million and $3.0 million for the years ended December 31, 2006, 2007 and 2008 and the six months ended June 30, 2009, respectively, related to our outstanding debt incurred in December 2005. In addition, we incurred stock-based compensation expense of $1.5 million, $3.8 million, $5.9 million and $3.6 million for the years ended December 31, 2006, 2007 and 2008 and the six months ended June 30, 2009, respectively. Since June 30, 2006, we have made significant investments in new financial and operating systems, hired substantial numbers of new sales and marketing, research and development and general and administrative personnel, invested in new facilities and opened or acquired our operations outside the United States in order to expand our business. We intend to make additional investments in systems and personnel and to continue to expand our operations to support anticipated future growth in our business. We also expect to incur additional operating costs as a public reporting company. As a result of these factors, our operating income and net income could decline as a percentage of revenue relative to our prior annual periods.

Our actual operating results may differ significantly from our guidance.

From time to time, we may release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our common stock.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our “Risk Factors” in this quarterly report on Form 10-Q could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

If we fail to develop our brand cost-effectively, our financial condition and operating results might suffer.

We believe that developing and maintaining awareness and integrity of our brand in a cost-effective manner are important to achieving widespread acceptance of our existing and future products and are important elements in attracting new customers. We believe that the importance of brand recognition will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products at competitive prices. We intend to increase our expenditures on brand promotion. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building our brand. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our products and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers and our end-user community, or we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or retain our existing customers and our financial condition and results of operations could be harmed.

Failure to expand our sales operations effectively could harm our ability to increase our customer base and achieve broader market acceptance of our products.

Increasing our customer base and achieving broader market acceptance of our products will depend on our ability to expand our sales operations effectively. We are substantially dependent on our inside direct sales force, and to a significantly lesser extent certain resellers and distributors, to obtain new customers. We plan to continue to expand our inside direct sales force both domestically and internationally. Our ability to achieve significant growth in revenue in the future will depend on our success in recruiting, training and retaining sufficient numbers of inside direct sales personnel, and on the productivity of those personnel. Our recent and planned personnel additions may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do or plan to do business. Our operating results will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

If we are unable to enhance existing products, particularly our Orion family of products, or to develop or acquire new products that respond to rapidly changing customer requirements, technological developments or evolving industry standards, our long-term revenue growth will be harmed.

The market for our products is characterized by rapid technological advances, changes in customer requirements, changes in protocols and evolving industry standards. Our long-term growth depends on our ability to enhance and improve our existing products and to introduce or acquire new products that respond to these demands. The success of any enhancement or new product depends on a number of factors, including its timely completion, introduction and market acceptance. New products that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. Additionally, our existing and prospective customers may develop their own competing technologies, purchase competitive products or services or engage third-party providers. If we are unable to develop or acquire enhancements to, and new features for, our existing products or acceptable new products that keep pace with rapid technological developments, our products may become obsolete, less marketable and less competitive, and our business will be harmed.

We depend significantly on our Orion family of products, which are our enterprise-class network management products. Our Orion family of products represented a substantial majority of our revenue in each of 2007, 2008 and the six months ended June 30, 2009. If we are unable to add products and develop enhancements to our Orion family that are satisfactory to our customers, or if our customers purchase or develop their own competing products and technologies causing a reduction in demand for our Orion family of products, our operating results will be harmed.

We depend on the U.S. federal government for a meaningful portion of our sales and fulfill most of these sales through one distributor and one reseller. Any reductions in sales to the U.S. federal government as a result of the loss of these resellers or any other reason could harm our growth.

A meaningful portion of our sales are to a number of different departments of the U.S. federal government. A substantial majority of these sales were made through one distributor and one reseller. Any factors that cause a decline in government expenditures generally or government IT expenditures in particular could cause our revenue to grow less rapidly or even to decline. Also, since in some cases we are unable to fulfill orders from the U.S. government directly, the loss of our distributor or reseller, which are entitled under certain circumstances to terminate our contracts with them, would cause at least a temporary inability to fulfill orders from the government until we were able to find and qualify a suitable alternative. This, in turn, would cause revenue to be delayed and could cause sales to be lost.

We operate in a highly competitive market, which could make it difficult for us to acquire and retain customers.

The market for network management solutions is intensely competitive. Competition in our market is based primarily on the level of difficulty in installing, using and maintaining solutions; total cost of ownership, including product price and implementation and support costs; professional services implementation; product performance, functionality, flexibility, scalability and interoperability; brand and reputation; distribution channels; vertical markets or industries; and financial resources of the vendor. We often compete to sell our products against existing products or systems that our potential customers have already made significant expenditures to install. Many of our actual and potential competitors enjoy substantial competitive advantages over us, such as greater name recognition, more comprehensive and varied products and services, and substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. Given their larger size, greater resources and existing customer relationships, our competitors may be able to compete and respond more effectively than we can to new or changing opportunities, technologies, standards or customer requirements.

We face competition from both traditional, larger software vendors offering enterprise-wide software frameworks and services and smaller companies offering point solutions for specific network management issues. We also compete with network equipment vendors and systems management solution providers whose products and services address network management requirements. Our principal competitors vary depending on the product we offer and include Hewlett Packard, IBM, CA, and several smaller vendors.

Some of our competitors have made acquisitions or entered into strategic relationships with one another to offer a more comprehensive product than they individually had offered. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry and as companies enter into partnerships or are acquired. Companies and alliances resulting from these possible consolidations and partnerships may create more compelling product offerings and be able to offer more attractive pricing, making it more difficult for us to compete effectively. In addition, continued industry consolidation may adversely impact customers’ perceptions of the viability of small and medium-sized technology companies and consequently their willingness to purchase from those companies.

Competition could result in increased pricing pressure, reduced operating margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results and financial condition.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, our financial performance may suffer.

We have substantially expanded our overall business, customer base, headcount and operations in recent periods both domestically and internationally. In addition, during 2007, we made substantial investments in our information systems and significantly expanded our operations outside the United States, including an expansion of our sales operations in Europe, the Middle East and Africa and the establishment of a sales and support center in Cork, Ireland. In 2008, we opened and rapidly expanded a development center in the Czech Republic and an international sales and support center in Singapore. We also acquired development personnel in New Zealand in 2008. We increased the number of our customers, which we define as individuals or entities, including distributors or resellers, that have purchased one or more of our products under a unique customer identification number since our inception in 1999, from over 28,000 customers as of June 30, 2006 to over 85,000 customers as of June 30, 2009. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer.

Our business depends on customers renewing their annual maintenance contracts. Any decline in maintenance renewals could harm our future operating results.

We sell each of our products pursuant to a perpetual license, which ordinarily includes one year of maintenance as part of the initial price. Our customers have no obligation to renew their maintenance agreements after the expiration of this initial period, and they may not renew maintenance agreements. We may be unable to predict future customer renewal rates accurately. Our customers’

renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our products, the prices of our products, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their maintenance arrangements or if they renew them on less favorable terms, our revenue may decline and our business will suffer. A substantial portion of our quarterly maintenance revenue is attributable to maintenance agreements entered into during previous quarters. As a result, if there is a decline in renewed maintenance agreements in any one quarter, only a small portion of the decline will be reflected in our maintenance revenue recognized in that quarter and the rest will be reflected in our maintenance revenue recognized in the following four quarters or more.

We rely on third parties for financial and operational services essential to our ability to manage our business. A failure or disruption in these services would materially and adversely affect our ability to manage our business effectively.

Currently, we use NetSuite to manage our order management and financial processes and salesforce.com to track our sales and marketing efforts. We believe the availability of these services is particularly essential to the management of our high-volume, transaction-oriented business model. As we expand our operations and sales efforts, we expect to utilize additional systems and service providers that may also be essential to managing our business. Although the systems and services that we require are typically available from a number of providers, it is time consuming and costly to qualify and implement these relationships. Therefore, if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add additional systems and services, our ability to manage our business would suffer.

Our business model is dependent upon efficient and cost-effective product development. Failure to manage our product development efforts outside the United States effectively could harm our ability to release new products rapidly and adversely affect our revenue and operating results.

Our success depends on our ability to enhance current products and to develop new products rapidly and cost effectively. In 2008, we opened a facility in the Czech Republic for research and development activities and have expanded that facility rapidly. We also outsource a portion of the coding and testing of our products and product enhancements to two Eastern European contract development vendors. We believe that performing research and development in our facility in the Czech Republic and supplementing these activities with our contract development vendors enhance the efficiency and cost-effectiveness of our product development. If we experience problems with our workforce or facilities in the Czech Republic, our business could be harmed while we develop our products in an alternate manner that may be less efficient and cost-effective. In addition, if our contract development vendors terminate their relationships with us or experience problems with their facilities or workforce, or if for any other reason we are unable to maintain our relationship with our contract development vendors, our business could suffer due to a delay in our product release schedules while we either hire software developers and expand our facility in the Czech Republic or find alternative contract development resources.

Because our long-term success depends on our ability to increase sales of our products to customers located outside of the United States, our business will be susceptible to risks associated with international operations.

We have international operations in the Republic of Ireland, the Czech Republic, Singapore and New Zealand, which we established or acquired in 2007 and 2008. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	difficulties in managing the staffing of international operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, restrictions on the repatriation of earnings and changes in tax rates;

•	dependence on resellers and distributors to increase customer acquisition;

•	the burdens of complying with a wide variety of foreign laws and different legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability abroad;

•	terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our operating results. Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to establish, acquire or integrate operations in other countries will produce desired levels of revenue or profitability.

We rely on our management team and need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.

Our success and future growth depend on the skills, working relationships and continued services of our management team. Our Chief Executive Officer underwent back surgery in 2008 that temporarily prevented him from performing his duties. He has experienced some recent complications from the surgery and may need further surgery or other treatments that would prevent him from performing his duties, which could be for an extended period of time. The loss of either our Chief Executive Officer or our President could adversely affect our business. We maintain key person insurance for our Chief Executive Officer and are in the process of obtaining key person insurance for our President. Our future success also will depend on our ability to attract, retain and motivate highly skilled product architects and sales, technical support and product development personnel in the United States and internationally. All of our employees work for us on an at-will basis except for some of our international employees. Competition for these types of personnel is intense, particularly in the software industry. As a result, we may be unable to attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could adversely affect our business.

If we are not able to integrate future acquisitions successfully, our operating results and prospects could be harmed.

In 2007 and 2008, we acquired new technology, know-how and products through our acquisition of Neon Software, Inc. and substantially all of the assets, including technology, know-how and products, and liabilities, of IPMonitor Corporation and Trilenium Investments Limited. We expect to continue making smaller acquisitions of these types and possibly larger acquisitions as well. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Any mergers and acquisitions we do would involve numerous risks, including the following:

•	difficulties in integrating and managing the operations, technologies and products of the companies we acquire;

•	diversion of our management’s attention from normal daily operations of our business;

•	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and partners of the companies we acquire;

•	insufficient revenue to offset our increased expenses associated with acquisitions;

•	our responsibility for the liabilities of the businesses we acquire;

•	our inability to maintain internal standards, controls, procedures and policies; and

•	potential loss of key employees of the companies we acquire.

We may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us. If we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders will likely experience ownership dilution, and if we finance future acquisitions with debt funding, we will incur interest expense and may have to comply with financing covenants or secure that debt obligation with our assets.

Material defects or errors in our products could harm our reputation, result in significant costs to us and impair our ability to sell our products.

Software products are inherently complex and often contain defects and errors when first introduced. Any defects in our products could result in:

•	lost or delayed market acceptance and sales of our products;

•	a reduction in maintenance renewals;

•	diversion of development resources; and

•	injury to our reputation and our brand.

The costs incurred in correcting or remediating the impact of defects or errors in our products may be substantial and could adversely affect our operating results.

If a third party asserts that we are infringing its intellectual property, we could be subjected to costly and time-consuming litigation or expensive licenses, and our business might be harmed.

The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received, and from time to time may receive, letters claiming that our products infringe or may infringe the patents or other intellectual property rights of others. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, we have licensed from other parties proprietary technology covered by patents, and these patents may be challenged, invalidated or circumvented. These types of claims could harm our relationships with our customers, might deter future customers from acquiring our products or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in that litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named as a party. Any of these results could harm our brand and operating results.

Any intellectual property rights claim against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle, and divert management resources and attention. As a result of any successful intellectual property rights claim against us or our customers, we might have to pay damages or stop using technology found to be in violation of a third party’s rights, which could prevent us from offering our products to our customers. We could also have to seek a license for the technology, which might not be available on reasonable terms, might significantly increase our cost of revenue or might require us to restrict our business activities in one or more respects. The technology also might not be available for license to us at all. As a result, we could also be required to develop alternative non-infringing technology, which could require significant effort and expense.

Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to acquired technology or the care taken to safeguard against infringement risks. Third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.

The success of our business depends on our ability to protect and enforce our intellectual property rights.

We rely on a combination of copyright, trademark, trade dress, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have no patents, and no patents may issue with respect to our current patent applications. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

We endeavor to enter into agreements with our employees and contractors and with parties with which we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. The enforcement of our intellectual property rights also depends on our legal actions against these infringers being successful, but these actions may not be successful, even when our rights have been infringed.

Furthermore, effective patent, trademark, trade dress, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

One of our former employees has sued us and our founder. An adverse outcome or protracted litigation even if we prevail could require us to pay damages and royalties and subject us to other remedies and incur significant litigation fees and expenses.

On November 26, 2007, a former employee brought a lawsuit in Oklahoma State Court asserting a number of claims against us and Donald C. Yonce, our founder and a current member of our board of directors. The former employee claims that he is a co-author and that he is, therefore, co-owner of all of our major software products, which he claims he assisted in developing while an employee of our company. The former employee makes this claim despite the fact that he signed an agreement with us which provides that we are the exclusive owner of all copyrights and other intellectual property relating to any work performed by the former employee while employed by us. He also claims that Donald C. Yonce made certain oral promises to him regarding future potential compensation at our company prior to our recapitalization in December 2005 in the event of a sale of our company, and further alleges violations of Oklahoma labor protection laws. The former employee is seeking half of the profits from sales of our software products of which he claims to be a co-author and co-owner, as well as punitive damages and unspecified other legal and equitable relief. We have agreed to indemnify Mr. Yonce from these claims pursuant to a stock purchase agreement entered into in 2005 between Mr. Yonce, us and certain stockholders who are parties to that agreement. Even if we prevail in the litigation, we could incur significant litigation fees and expenses. Because this lawsuit is at an early stage, it is not possible to predict the outcome of the litigation. Although we believe we have meritorious defenses, an adverse outcome in this litigation could materially and adversely affect us, requiring us to pay damages or royalties or subjecting us to other remedies.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investor views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are in the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing this assessment. Both we and our independent auditors will be testing our internal controls in connection with the audit of our financial statements for the year ending December 31, 2010 and, as part of that testing, identifying areas for further attention and improvement. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way in which we conduct our business.

Our costs and demands upon management may continue to increase as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

We have incurred significant legal, accounting, investor relations and other expenses as a public company that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the New York Stock Exchange, or NYSE. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. We expect these rules and regulations to increase our legal and financial compliance costs substantially and to make some activities more time-consuming and costly. We are unable currently to estimate these costs with any degree of certainty. We also expect that, as a public company, it will be more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We may be subject to regulation of our advertising and customer solicitation or to other newly adopted laws and regulations, which could harm our business.

As part of our product download process and during our sales process, most of our customers agree to receive emails and other communications from us. However, we may be subject to restrictions on our ability to communicate with these customers through email and phone calls. Several jurisdictions have proposed or adopted privacy-related laws that restrict or prohibit unsolicited email or “spam.” These laws may impose significant monetary penalties for violations and complex and often burdensome requirements in connection with sending commercial email. Depending on how they are interpreted, these laws may impose burdens on our email marketing practices. If any of those challenges is successful, our business may become subject to state laws and regulations that further restrict our email marketing practices. The scope of those regulations is unpredictable. Compliance with laws and regulations of different jurisdictions imposing different standards and requirements is very burdensome for businesses like ours. We offer products to customers in multiple states and foreign jurisdictions. Our business efficiencies and economies of scale depend on generally uniform product offerings and uniform treatment of customers across all jurisdictions in which we operate. Compliance requirements that vary significantly from jurisdiction to jurisdiction impose an added cost to our business and increased liability for compliance deficiencies. In addition, laws or regulations that could harm our business could be adopted, or reinterpreted so as to affect our activities, by the U.S. government, state governments, regulatory agencies or by foreign governments or agencies. Violations or new interpretations of these laws or regulations may result in penalties or damage our reputation or could increase our costs or make our products less attractive.

If we fail to protect confidential information against security breaches, or if our customers or potential customers are reluctant to use our websites because of privacy concerns, we might face additional costs and activity in our websites could decline.

Some of our customers pay for our products with credit cards. During the purchasing process and in connection with evaluations of our software, either third-party providers or we collect and use personally identifiable information, such as credit card numbers, email addresses and phone numbers. This information could be compromised or accessed as a result of misappropriation or security breaches, and we could be subject to liability as a result. Our policies concerning the collection, use and disclosure of personally identifiable information are described on our websites. We could be subject to legal claims, government action or harm to our reputation if our third-party service providers or we fail to comply or are seen as failing to comply with our policies concerning personally identifiable information or if our policies are inadequate. Concern among prospective customers regarding our use of personal information collected on our websites could keep prospective customers from purchasing our products.

Our servers and those of our third-party service providers are vulnerable to computer viruses or physical or electronic break-ins. Industry-wide incidents or incidents with respect to our websites, including misappropriation of third-party information, security breaches, or changes in industry standards, regulations or laws, could deter people from using the Internet or our websites to conduct transactions that involve the transmission of confidential information, which could harm our business.

The laws of some states and countries require businesses that maintain personal information about their residents in electronic databases to implement reasonable measures to keep that information secure. In addition, under the laws of some states and countries, if there is a breach of our computer systems and we know or suspect that unencrypted personal customer information has been stolen, we are required to inform any customers whose information was stolen, which could harm our reputation and business. Other states and countries have enacted different and often contradictory requirements for protecting personal information collected and maintained electronically. Compliance with numerous and contradictory requirements of the different states and countries is particularly difficult for an online business such as ours that collects personal information from customers in multiple jurisdictions. Failure to comply with these laws could result in legal liability. In addition, we could suffer adverse publicity and loss of consumer confidence were it known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our customers had given to us. This could result in a loss of customers and revenue that could jeopardize our success. We may not be successful in avoiding potential liability or disruption of business resulting from the failure to comply with these laws. If we were required to pay any significant amount of money in satisfaction of claims under these new laws, or any similar laws enacted by other jurisdictions, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any of these laws, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.

Our business and financial performance could be negatively impacted by changes in tax laws or regulations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. On May 11, 2009, the United States Department of the Treasury released the General Explanations of the Administration’s Fiscal Year 2010 Revenue Proposals, or Greenbook, which contains a high-level outline of international tax proposals for fiscal year 2010. These proposals and other such enactments could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our product and maintenance prices to offset the costs of these changes, existing customers may elect not to renew their maintenance arrangements and potential customers may elect not to purchase our products. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or our failure to comply with regulations could harm our operating results.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our products. In addition, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services and product offerings, which could harm our business and operating results.

Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.

At June 30, 2009, we had approximately $44.1 million of outstanding indebtedness under our December 2005 credit facilities, and our interest expense in 2007, 2008 and the six months ended June 30, 2009 was approximately $10.2 million, $8.5 million and $3.0 million, respectively. Our credit facilities contain various covenants that will continue to be operative so long as our credit facilities remain outstanding. The covenants, among other things, limit our and certain of our subsidiaries’ abilities to:

•	incur additional indebtedness or guarantee indebtedness of others;

•	create additional liens on our assets;

•	pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock;

•	make investments, including acquisitions;

•	make capital expenditures;

•	enter into mergers or consolidations or sell assets;

•	sell our subsidiaries;

•	engage in sale and leaseback transactions; and

•	enter into transactions with affiliates.

Our credit facilities also contain numerous affirmative covenants. In addition, we are required under each of our credit facilities to continue to comply with an interest coverage ratio and a leverage ratio. Further, the obligations under our credit facilities will continue to be subject to mandatory prepayment in certain circumstances, including upon certain asset sales or receipt of condemnation proceeds, upon certain issuances of equity securities or debt, and, in the case of our senior credit facility, annually, with a portion of our excess cash flow. Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business. Even if our credit facilities are terminated, any additional debt that we incur in the future could subject us to similar or additional covenants.

If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness and meeting the financial covenants set forth in our credit facilities. If we are unable to generate sufficient cash flow or otherwise to obtain the funds necessary to make required payments under our credit facilities, or if we fail to comply with the various requirements of our indebtedness, we could default under our credit facilities. Any such default that is not cured or waived could result in an acceleration of the credit facilities, an increase in the applicable interest rates under the credit facilities, and a requirement that our subsidiaries that have guaranteed the credit facilities pay the obligations in full, and would permit the lenders to exercise remedies with respect to all of the collateral that is securing the credit facilities, including substantially all of our and our subsidiary guarantors’ assets. Thus, any such default could have a material adverse effect on our liquidity and financial condition.

Risks Related to the Ownership of our Common Stock

Our stock price may be volatile.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the factors described in this “Risk Factors” section or otherwise, and other factors beyond our control, such as fluctuations in the valuations of companies perceived by investors to be comparable to us.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes and international currency fluctuations, may negatively affect the market price of our common stock.

In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

The concentration of our capital stock ownership with insiders will limit your ability to influence corporate matters.

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them together beneficially own approximately 72.0% of our common stock outstanding as of June 30, 2009. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock becoming eligible for sale in the near future.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of June 30, 2009, we had 64,979,173 outstanding shares of common stock, of which 52,054,569 are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the near future, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. The lock-up agreements generally expire 180 days after the date of the IPO, except that the 180-day period may be extended in certain cases for up to 34 additional days under certain circumstances where we announce or pre-announce earnings or a material event occurs within approximately 17 days prior to, or approximately 16 days after, the termination of the 180-day period. The representatives of the underwriters may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

In addition, we have registered approximately 19,200,000 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, approximately 7,856,606 shares will be eligible for sale upon the exercise of vested options after the expiration of the lock-up agreements.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	not providing for cumulative voting in the election of directors;

•	authorizing the board to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;

•	prohibiting stockholder action by written consent; and

•	requiring advance notification of stockholder nominations and proposals.

These and other provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

If securities analysts do not continue to publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

We expect that the trading price for our common stock will be affected by research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. We have never declared or paid any cash dividend on our capital stock. Other than an earnout payment to our original stockholders that we will treat as a dividend payment, we intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On April 23, 2009, we granted to our employees, including certain executive officers, options to purchase an aggregate of 1,265,999 shares of our common stock under our Amended and Restated Stock Incentive Plan, or 2005 Stock Plan, with an exercise price per share of $10.00, for an aggregate purchase price of $12,659,990.

From April 1, 2009 to June 30, 2009, our employees exercised options to purchase 792,825 shares of our common stock pursuant to options issued under our 2005 Stock Plan at an average purchase price of $2.91 per share for an aggregate purchase price of $2,310,012.

No underwriters were involved in the foregoing sales of securities. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 and Section 4(2) of the Securities Act of 1933, as amended. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictions were set out in the award agreements issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b) Use of Proceeds from Initial Public Offering of Common Stock

On May 19, 2009, our registration statement (File No. 333-149851) was declared effective for our initial public offering, or IPO, pursuant to which we registered the offering and the sale of 13,933,720 shares of common stock, par value $0.001 per share, including the underwriters’ over-allotment option, at a public offering price of $12.50 per share for an aggregate offering price of $174.2 million.

Our IPO commenced on March 21, 2008 and terminated following the sale of all of the securities registered on the registration statement. We received net proceeds from our IPO of approximately $100.6 million, after underwriting discounts and commissions of $7.8 million and offering expenses of $4.1 million, through a syndicate of underwriters managed by J.P. Morgan Securities Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or any persons owning ten percent or more of any class of our equity securities or to any other affiliates. All offering expenses were paid directly to others.

In June 2009, we made a required payment of $49.8 million out of the net proceeds of our IPO pursuant to one of our credit agreements. We currently do not intend to prepay any additional outstanding indebtedness with the net proceeds of the IPO. We intend to use our remaining net proceeds to pay an earnout payment of up to $20.0 million to an entity or entities affiliated with our original stockholders and for working capital and general corporate purposes. Based on the closing price of our common stock on July 29, 2009, we anticipate that the earnout payment will be $20.0 million. For more information regarding the earnout payment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” included in Part I, Item 2 of this report. We may also use a portion of our net proceeds from this offering to acquire or license products, technologies or businesses, but we currently have no agreements or commitments relating to material acquisitions or licenses. Pending such uses, we plan to invest the proceeds in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on May 20, 2009.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 18, 2009, our stockholders acted by written consent to take the following actions: (1) the approval and ratification of a grant of options to our employees, including certain of our executive officers; (2) the approval and adoption of our operating plan for fiscal year 2009; (3) the approval of cash payments to our non-employees directors in lieu of the annual equity grant set forth in our director compensation policy for 2009; (4) the approval of the aggregate offering size of our initial public offering and the participation and allocation of our selling stockholders in the offering; and (5) the approval of an amendment to our 2008 Equity Incentive Plan to clarify that the automatic increase in the shares available under the 2008 Equity Incentive Plan shall occur no earlier than the first day of the fiscal year following our initial public offering. Such action was effected pursuant to an action by written consent of our stockholders in compliance with our certificate of incorporation and Section 228 of the Delaware General Corporation Law. Stockholders holding an aggregate of 26,603,523 shares of Common Stock and 26,183,163 shares of Preferred Stock approved the matters set forth in the action by written consent and stockholders holding approximately 1,612,541 shares of Common Stock and 816,840 shares of Preferred Stock did not consent with respect to such matters.

Item 5.	Other Information

On July 30, 2009, our Compensation Committee approved an amendment to our Executive Bonus Plan to increase the target bonus of Kevin Thompson from $250,000 to $300,000 and Kenny Van Zant from $75,000 to $125,000 with respect to the third and fourth quarter of 2009 bonuses. No changes were made to the target bonuses of the other named executive officers and no changes were made to the other material terms of the Executive Bonus Plan.

Item 6.	Exhibits

Exhibit Number
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect

3.2(1)	Amended and Restated Bylaws, as currently in effect

4.1(1)	Specimen certificate for shares of common stock

10.1(2)	2008 Equity Incentive Plan and forms of agreements thereto

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-149851), originally filed on March 21, 2008 and subsequently amended, or the IPO Registration Statement.
(2)	Incorporated by reference to exhibits 10.4, 10.5, 10.6 and 10.6A of the IPO Registration Statement.
*	Filed herewith.
**	Furnished herewith.

SOLARWINDS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS, INC.

Dated: July 31, 2009	By:	/s/ Kevin B. Thompson
Kevin B. Thompson
President, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect

3.2(1)	Amended and Restated Bylaws, as currently in effect

4.1(1)	Specimen certificate for shares of common stock

10.1(2)	2008 Equity Incentive Plan and forms of agreements thereto

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-133855), originally filed on May 5, 2006, or the IPO Registration Statement.
(2)	Incorporated by reference to exhibits 10.4, 10.5, 10.6 and 10.6A of the IPO Registration Statement.