Form 10-Q
period 2009-09-30
SolarWinds, Inc.
filed 2009-10-27
CIK 1428669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

On October 23, 2009, 65,081,061 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS, INC.

		Page No.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3
	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2009 and September 30, 2008	4
	Condensed Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2009	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and September 30, 2008	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4T.	Controls and Procedures	30

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

Signature		44

Exhibit Index		45

Certifications

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SolarWinds, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share information)

(unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$125,805	$40,566
Accounts receivable, net of allowances of $187 and $117 as of September 30, 2009 and December 31, 2008, respectively	20,964	13,722
Income tax receivable	104	728
Deferred taxes	49	40
Other current assets	2,101	1,420

Total current assets	149,023	56,476
Property and equipment, net	5,910	5,178
Debt issuance costs, net	450	1,101
Deferred taxes	2,019	1,847
Goodwill	15,791	15,745
Intangible assets and other, net	4,092	6,560

Total assets	$177,285	$86,907

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,202	$1,471
Accrued liabilities	5,614	3,284
Accrued interest payable	574	2,011
Dividend payable	20,000	—
Income taxes payable	1,808	201
Current portion of deferred revenue	35,064	25,930
Current portion of capital lease obligations	16	25
Current portion of long-term debt	—	7,161

Total current liabilities	65,278	40,083
Long-term liabilities:
Deferred revenue, net of current portion	1,686	1,232
Capital lease obligations, net of current portion	—	10
Other long-term liabilities	366	188
Long-term debt, net of current portion	44,097	93,922

Total long-term liabilities	46,149	95,352

Total liabilities	111,427	135,435

Commitments and contingencies (Note 10)
Convertible preferred stock, $0.001 par value: no shares authorized, issued or outstanding as of September 30, 2009 and 46,551,618 shares authorized and 27,000,003 shares issued and outstanding as of December 31, 2008	—	27
Stockholders’ equity (deficit):
Common stock, $0.001 par value: 123,000,000 shares authorized and 65,081,061 and 28,166,656 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	65	28
Additional paid-in capital	106,230	15,166
Accumulated other comprehensive income (loss)	36	(315)
Accumulated deficit	(40,473)	(63,434)

Total stockholders’ equity (deficit)	65,858	(48,555)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$177,285	$86,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Income

(In thousands, except for per share information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
License	$17,638	$16,070	$44,777	$41,545
Maintenance and other	14,712	10,095	38,690	26,693

Total revenue	32,350	26,165	83,467	68,238
Cost of license revenue	153	61	458	191
Cost of maintenance and other revenue (1)	1,110	879	3,127	2,415

Gross profit	31,087	25,225	79,882	65,632

Operating expenses:
Sales and marketing (1)	7,765	6,522	21,690	16,198
Research and development (1)	2,986	2,339	8,167	6,249
General and administrative (1)	5,150	4,527	13,127	12,486

Total operating expenses	15,901	13,388	42,984	34,933

Operating income	15,186	11,837	36,898	30,699

Other income (expense):
Interest income	93	140	225	400
Interest expense	(668)	(1,896)	(3,659)	(6,435)
Other income (expense)	(82)	84	(88)	(43)

Total other expense	(657)	(1,672)	(3,522)	(6,078)

Income before income taxes	14,529	10,165	33,376	24,621
Income tax expense	4,374	2,878	10,415	7,956

Net income	10,155	7,287	22,961	16,665
Amount allocated to participating preferred stockholders	—	(3,567)	—	(8,161)

Net income available to common stockholders	$10,155	$3,720	$22,961	$8,504

Net income available to common stockholders per share:
Basic earnings per share available to common stockholders	$0.16	$0.13	$0.50	$0.30

Diluted earnings per share available to common stockholders	$0.14	$0.11	$0.44	$0.26

Weighted shares used to compute net income available to common stockholders per share:
Shares used in computation of basic earnings per share available to common stockholders	65,045	28,153	46,183	28,130

Shares used in computation of diluted earnings per share available to common stockholders	71,794	33,407	51,801	32,410

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(in thousands)
Cost of maintenance revenue	$18	$17	$52	$46
Sales and marketing	541	416	1,435	1,179
Research and development	303	193	818	563
General and administrative	1,213	1,021	3,323	2,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2008	27,000	$27	28,167	$28	$15,166	$(315)	$(63,434)	$(48,555)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	351	—	351
Net income	—	—	—	—	—	—	22,961	22,961

Comprehensive income								23,312

Common stock issued in public offering, net of issuance costs (Note 6)	—	—	9,000	9	100,540	—	—	100,549
Exercise of stock options	—	—	910	1	2,684	—	—	2,685
Issuance of restricted stock awards	—	—	4	—	—	—	—	—
Dividend payable to original stockholders (Note 10)	—	—	—	—	(20,000)	—	—	(20,000)
Conversion of preferred stock to common stock	(27,000)	(27)	27,000	27	—	—	—	27
Stock-based compensation	—	—	—	—	5,628	—	—	5,628
Excess tax benefit from stock-based compensation	—	—	—	—	2,212	—	—	2,212

Balances at September 30, 2009	—	$—	65,081	$65	$106,230	$36	$(40,473)	$65,858

The accompanying notes are an integral part of these condensed consolidated financial statements

SolarWinds, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$22,961	$16,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,627	1,062
Provision for doubtful accounts	132	315
Stock-based compensation expense	5,628	4,303
Deferred taxes	(181)	(878)
Excess tax benefit from stock-based compensation	(2,212)	(85)
Other non-cash expenses	896	509
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(7,224)	(4,050)
Income tax receivable	619	—
Prepaid and other current assets	(643)	(497)
Accounts payable	700	279
Accrued liabilities	1,872	2,124
Accrued interest payable	(1,437)	(660)
Income taxes payable	3,991	49
Deferred revenue and other liabilities	9,292	8,354

Net cash provided by operating activities	36,021	27,490

Cash flows from investing activities:
Purchases of property and equipment	(1,806)	(3,024)
Purchases of intangible assets	(305)	(291)
Acquisition of businesses, net of cash acquired	(46)	(1,574)

Net cash used in investing activities	(2,157)	(4,889)

Cash flows from financing activities:
Repayment of long-term debt	(56,986)	(1,417)
Exercise of stock options	2,685	170
Net cash proceeds from initial public offering	104,625	—
Interest on options exercised with note	—	15
Excess tax benefit from stock-based compensation	2,212	85
Repayments of capital lease obligations	(19)	(20)
Payments for offering costs	(1,496)	(1,932)
Proceeds from note receivable from stockholder	—	1,738
Proceeds from issuance of stock	—	13,640
Purchase of stock	—	(13,640)

Net cash provided by (used in) financing activities	51,021	(1,361)
Effect of exchange rate changes on cash and cash equivalents	354	(736)

Net increase in cash and cash equivalents	85,239	20,504
Cash and cash equivalents
Beginning of period	40,566	19,303

End of period	$125,805	$39,807

Supplemental disclosure of cash flow information
Cash paid for interest	$4,402	$6,815

Cash paid for income taxes	$5,903	$8,789

Noncash investing and financing transactions
Capital lease termination and related asset write-off	$—	$412

Debt issuance costs write off	$428	$—

Dividends payable (Note 10)	$20,000	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or the SEC. In the opinion of our management, the accompanying interim unaudited condensed consolidated financial statements includes all adjustments, consisting of normal recurring adjustments and those items discussed in these Notes, necessary for a fair presentation of our financial position, as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008, the cash flows for the nine months ended September 30, 2009 and 2008 and stockholders’ equity (deficit) for the nine months ended September 30, 2009. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2008, which are included in our Registration Statement on Form S-1 filed with the SEC with respect to the initial public offering, or IPO, of our common stock. The condensed consolidated balance sheet as of December 31, 2008 was derived from our audited consolidated financial statements and does not include all disclosures required by GAAP.

Basis of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.

Recently Adopted Accounting Principles

In August 2009 the FASB clarified how to measure liabilities at fair value in circumstances where a quoted market price in an active market for an identical liability is not available. A reporting entity must measure fair value of the liability using one of the following techniques: the quoted price of the identical liability when traded as an asset; quoted prices for similar liabilities or similar liabilities when traded as assets; or another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of the previous guidance. This statement becomes effective for the first reporting period, including interim periods, beginning after issuance. We adopted this guidance for the quarter ended September 30, 2009.

In June 2009, the Financial Accounting Standards Board, or FASB, issued the FASB Accounting Standards Codification, or the Codification, authorizing the Codification as the sole source for authoritative guidance for GAAP. The Codification is effective for financial statements issued for reporting periods that end after September 15, 2009. The position supersedes all accounting standards in GAAP, aside from those issued by the SEC.

In May 2009, the FASB issued a standard that sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods ending after June 15, 2009. We adopted this standard in the quarter ended June 30, 2009. This standard did not impact the consolidated financial results. Management has evaluated subsequent events up to October 26, 2009, the date of our issued condensed consolidated financial statements. See Note 11 for a discussion on subsequent events.

In April 2009, the FASB and the Accounting Principles Board issued a clarification of previous guidance for interim disclosures about fair value of financial instruments, that requires an entity to provide disclosures about fair value of financial instruments in interim financial information. The new guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance in the quarter ended June 30, 2009. There was no impact on our condensed consolidated financial statements as it relates only to additional disclosures.

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Recent Accounting Pronouncements

In September 2009, the FASB ratified two consensuses which will significantly affect the revenue recognition accounting policies for transactions that involve multiple deliverables and sales of software-enabled devices. The first consensus requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though those deliverables are not sold separately either by the company itself or other vendors. This consensus eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. In the absence of vendor-specific objective evidence and third-party evidence for one or more elements in a multiple-element arrangement, companies will estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element whether delivered or undelivered, based on their relative selling prices, regardless of whether those estimated selling prices are evidenced by vendor-specific objective evidence, third-party evidence of fair value or are based on the company’s judgment.

Under the second consensus, sales of tangible products that contain “essential” software will no longer be subject to the stringent revenue recognition requirements that applied to software licensing arrangements under previously issued guidance. The second consensus excludes tangible products from the scope of software revenue accounting requirements if they contain both software and non-software components that function together to deliver their essential functionality. For those tangible products, the new guidance from the first consensus will be applied, and a greater proportion of the revenue from multiple-element arrangements involving tangible products that contain software will be recognized immediately in many circumstances.

Both consensuses will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. However, early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is permitted, but not required. In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes. In many circumstances, the new guidance under these consensuses will require significant changes to a company’s revenue recognition policies and procedures, including system modifications. We are currently evaluating the potential impact of these consensuses on our financial position and results of operations but do not expect a material impact to our condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to those estimates and assumptions include the carrying amounts of property and equipment, intangible assets and goodwill, the allowance for doubtful accounts, the valuation of stock options, the fair value of common stock and deferred income taxes. Actual results could differ from those estimates.

Foreign Currency Translation

We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit). For the nine months ended September 30, 2009 and 2008, we recorded foreign currency translation gains of $0.4 million and losses of $0.2 million, respectively. We record gains and losses from currency transactions denominated in currencies other than the functional currency as other income or expense in our condensed consolidated statements of income. There were no equity transactions denominated in foreign currencies for the nine months ended September 30, 2009 and 2008.

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their respective fair values, due to the short-term nature of these instruments.

On January 1, 2008, we adopted the authoritative guidance for fair value measurements for financial assets and liabilities. On January 1, 2009, we began applying the provisions of the guidance for non-recurring fair value measurements of non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets, and property, plant and equipment. The guidance defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations.

The guidance establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

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

Money Market Funds and Short-Term Investments

In order to determine fair value of our money market funds and short-term investments, we use quoted prices in active markets for identical assets. Therefore, our money market funds and short-term investments are considered a Level 1 item. We currently have no financial instruments that qualify as Level 2 or 3 items. The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in our condensed consolidated balance sheet:

	Basis of Fair Value Measurements
	Balance at September 30, 2009	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents — money market funds	$101,000	$101,000	$—	$—

Long-Term Debt

On December 13, 2005, we entered into credit agreements with an investment management firm pursuant to which we borrowed $85.0 million on a first lien note, or First Lien Note, and $25.0 million on a second lien note, or Second Lien Note, and collectively the Notes. The First Lien Note (Note 5) had an outstanding principal balance of $19.1 million and $76.1 million at September 30, 2009 and December 31, 2008, respectively. The Second Lien Note (Note 5) had an outstanding principal balance of $25.0 million as of September 30, 2009 and December 31, 2008. In March and May 2009, respectively, we repaid $7.2 million of principal based on our excess cash flow and $49.8 million with proceeds from the IPO of our common stock, or IPO, reducing the total outstanding principal balance on the Notes to $44.1 million as of September 30, 2009.

The estimated fair value of our total amounts outstanding under the credit agreements at September 30, 2009 and December 31, 2008 was $42.8 million and $97.0 million, respectively, and was determined in accordance with fair value disclosure requirements. We estimated the fair value of the credit agreements by discounting future cash flows using interest rate spreads currently available for a credit agreement with similar terms and maturity to our existing outstanding borrowings. The total outstanding borrowings at September 30, 2009 and December 31, 2008 were recorded in our condensed consolidated financial statements at the carrying values of $44.1 million and $101.1 million, respectively.

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to our IPO in May 2009, were capitalized. Deferred offering costs, included in intangible assets and other, were $0 and $2.2 million as of September 30, 2009 and December 31, 2008, respectively. Upon the effectiveness of the IPO in May 2009, $4.1 million of deferred offering costs were offset against our public offering proceeds.

Debt Issuance Costs

We amortize debt issuance costs over the term of the associated debt. The gross carrying amount of debt issuance costs was $1.2 million and $2.2 million at September 30, 2009 and December 31, 2008 and accumulated amortization was $0.8 million and $1.1 million at September 30, 2009 and December 31, 2008, respectively. In May 2009, we paid down $49.8 million of long-term debt with proceeds from our IPO and we wrote-off $0.4 million of debt issuance costs related to the portion of this debt paid down. Interest expense includes the amortization and write-off of debt issuance costs which was $51,000 and $93,000 for the three months ended September 30, 2009 and 2008, respectively, and $0.7 million and $0.3 million in the nine months ended September 30, 2009 and 2008, respectively.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Cumulative foreign currency translation adjustments, net of tax, are included in accumulated other comprehensive income (loss). We have reflected accumulated other comprehensive income (loss) in stockholders’ equity (deficit). in the three months ended September 30, 2009 and 2008, net income was $10.2 million and $7.3 million, respectively, and comprehensive income was $10.4 million and $7.0 million, respectively. In the nine months ended September 30, 2009 and 2008, net income was $23.0 million and $16.7 million, respectively, and comprehensive income was $23.3 million and $16.5 million, respectively.

Stock-Based Compensation

We have granted our employees stock options for common stock. On January 1, 2006, we adopted the authoritative guidance for share based payments, which requires recognizing compensation costs for all share-based payment awards made to employees based upon each award’s estimated grant date fair value. It covers employee stock options, restricted stock and employee stock purchases related to employee stock purchase plans.

We utilize the Black-Scholes option-pricing model to determine the fair value of our stock option awards. For stock options that contain only a service vesting feature, we recognize compensation cost on a straight-line basis over the respective vesting periods. Stock-based compensation decreased income before income taxes by $2.1 million and $1.6 million in the three months ended September 30, 2009 and 2008, respectively, and $5.6 million and $4.3 million in the nine months ended September 30, 2009 and 2008, respectively.

We have recorded compensation expense for stock options and as these amounts are not deductible for tax purposes until the stock option is exercised, a deferred tax asset is recorded for the deductible temporary difference related to nonstatutory stock options. The effect of compensation expense for qualified stock options is treated as a permanent difference. The exercise of nonstatutory stock options in May and July 2009 resulted in a tax deduction and utilization of deferred tax assets for stock-based compensation.

An excess tax benefit arises when the tax deduction related to stock options is greater than the amount previously recognized for those stock options as deferred tax assets. For financial reporting purposes, the deductible tax benefit is first recognized through the utilization of the deferred tax asset related to the stock options being exercised. The excess of the deductible tax benefit over the related deferred tax assets previously recognized is not recorded as a tax benefit in our condensed consolidated income statement but is instead treated as additional paid in capital in our condensed consolidated balance sheet.

Pursuant to the authoritative guidance, the income tax benefits exceeding the recorded deferred income tax benefit and any pre-adoption “as-if” deferred income tax benefit from stock-based compensation awards, or together the excess tax benefits, must be reported in net cash provided by financing activities. In the nine months ended September 30, 2009 and 2008, we reflected excess tax benefits from stock-based compensation awards of $2.2 million and $85,000, respectively, as a cash outflow from operating activities and a cash inflow from financing activities in our condensed consolidated statements of cash flows, resulting in no net impact on cash.

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Income Taxes

We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax bases of our assets and liabilities.

In July 2006, the FASB issued guidance which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We adopted this guidance on January 1, 2007. At the adoption, there was no liability for uncertain tax positions due to the fact that there were no material identified tax benefits that were considered uncertain tax positions.

We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the adoption date of this guidance, there were no accrued interest and penalties.

3. Goodwill and Other Intangible Assets

At September 30, 2009 and December 31, 2008, we had goodwill in the amounts of $15.8 million and $15.7 million, respectively. The increase from December 31, 2008 consisted of additional payments of $46,000 related to direct acquisition costs associated with our acquisition of Trilenium Investments Limited in December 2008. The allocation of the purchase price to the assets acquired, including goodwill, for the Trilenium Investments Limited acquisition has not been completed due to the pending completion of the valuation of intangible assets. In accordance with the authoritative guidance for goodwill and other intangible assets, we assess the impairment of goodwill and other intangible assets with indefinite lives annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. No impairment was noted at September 30, 2009 or December 31, 2008.

Intangible assets consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(in thousands)
Finite-lived intangible assets:
Developed product technologies	$2,908	$(808)	$2,100	$2,908	$(378)	$2,530
Customer relationships	432	(190)	242	432	(83)	349
Intellectual property	614	(117)	497	526	(74)	452

Total finite-lived intangibles	3,954	(1,115)	2,839	3,866	(535)	3,331
Indefinite-lived intangible assets:
Trademarks	1,024	—	1,024	806	—	806

Total intangible assets	$4,978	$(1,115)	$3,863	$4,672	$(535)	$4,137

Intangible asset amortization expense was $0.2 million and $83,000 in the three months ended September 30, 2009 and 2008, respectively, and $0.6 million and $0.2 million in the nine months ended September 30, 2009 and 2008, respectively. We estimate aggregate intangible asset amortization expense to be $0.8 million for the full year 2009, $0.8 million in 2010, $0.7 million in 2011, $0.5 million in 2012 and $0.4 million in 2013. We amortize finite-lived intangible assets on a straight-line basis over their respective estimated useful lives. We use a useful life of five years for acquired developed product technologies, ten years for intellectual property and three years for customer relationships.

Deferred offering costs, which are included in intangible assets and other, were $0 and $2.2 million at September 30, 2009 and December 31, 2008, respectively. See Note 2 for a discussion of deferred offering costs. Deposits of $0.2 million were also included in intangible assets and other at September 30, 2009 and December 31, 2008.

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

4. Accrued Liabilities

	September 30, 2009	December 31, 2008
(in thousands)
Payroll-related accruals	$3,006	$1,831
Accrued management fees	—	276
Other accrued expenses	2,608	1,177

	$5,614	$3,284

5. Long-Term Debt

On December 13, 2005, we entered into credit agreements with an investment management firm pursuant to which we borrowed $85.0 million on a first lien note, or First Lien Note, and $25.0 million on a second lien note, or Second Lien Note, and collectively the Notes. The First Lien Note bears interest at the three-month LIBOR rate plus 3.5% (4.1% at September 30, 2009 and 7.4% at December 31, 2008), and the Second Lien Note bears interest at the three-month LIBOR rate plus 5.25% to 6.25% based on certain factors defined by the second lien credit and guaranty agreement, or Second Lien Credit Agreement (5.8% at September 30, 2009 and 9.0% at December 31, 2008). The Notes are payable on December 13, 2011. The total outstanding principal balance on the Notes was $44.1 million and $101.1 million at September 30, 2009 and December 31, 2008, respectively.

The first lien credit and guaranty agreement, or First Lien Credit Agreement, allows our lenders to elect to receive earlier repayment of amounts due under the First Lien Credit Agreement, based on annual calculations of our excess cash flow as defined in the First Lien Credit Agreement. The First Lien Credit Agreement bases this payment upon a specified percentage of our calculated excess cash flow. We must offer to prepay the loans no later than 120 days after the end of the fiscal year for which we have calculated our excess cash flow. In early 2009, we made such an offer and prepaid $7.2 million of principal in March 2009. This $7.2 million prepayment is reflected as current portion of long-term debt in our December 31, 2008 condensed consolidated balance sheet.

Pursuant to the terms of the First Lien Credit Agreement, we were required to repay a portion of the outstanding principal amount based on our leverage ratio for the 12 months immediately preceding the receipt of the net proceeds from our IPO. We did not elect to prepay any additional outstanding indebtedness under our December 2005 credit facilities with the net proceeds of our IPO. Therefore, we repaid an additional $49.8 million of principal with the net proceeds from our May 2009 IPO, reducing our outstanding principal balance on our outstanding debt to $44.1 million as of September 30, 2009.

We have pledged substantially all of our North American assets as collateral on the Notes. The Notes include covenants that limit our incurrence of new borrowings, our ability to make acquisitions, capital expenditures and payments of cash dividends and that require us to maintain certain financial performance ratios. In March and August 2008, we amended our credit agreements. These amendments clarified certain provisions of the credit agreements related to the structure of the lender’s security interest and amended and permanently waived the default of certain covenants under the credit agreements. We paid a fee of $0.3 million in March 2008 related to these amendments. We were in compliance with each of these key operational and financial covenants as of September 30, 2009.

6. Stockholders’ Equity and Stock-Based Compensation

Common Stock and Preferred Stock

Following the consummation of our IPO in May 2009, we amended our certificate of incorporation to, among other things, set the authorized capital stock of the company at 133,000,000 shares, par value of $0.001 per share, comprised of 123,000,000 shares of common stock and 10,000,000 shares of preferred stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at any meeting of stockholders.

Upon the closing of our IPO in May 2009, all 27,000,003 shares of preferred stock that were outstanding immediately prior to the closing of the offering converted into 27,000,003 shares of common stock in accordance with the terms of our certificate of incorporation.

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Initial Public Offering

In May 2009, we completed our IPO, in which we issued and sold 9,000,000 shares of our common stock at a price of $12.50 per share. We raised a total of $112.5 million in gross proceeds from the offering, or approximately $100.5 million in net proceeds after deducting underwriting discounts and commissions of $7.9 million and other offering costs of $4.1 million.

Stock Options

All equity awards granted following our IPO are granted under our 2008 Equity Incentive Plan, or 2008 Stock Plan. Our Amended and Restated Stock Plan, or the 2005 Stock Plan, was terminated at the time of our IPO for purposes of granting any future equity awards under the plan. The 2005 Stock Plan will continue to govern the terms and conditions of all outstanding equity awards previously granted under the 2005 Stock Plan. At September 30, 2009, 5,046,287 shares of common stock were available for future grants under the 2008 Stock Plan.

The following table summarizes stock option activity under the 2008 and 2005 Stock Plans:

	Number of Shares Outstanding	Weighted- Average Exercise Price
Balances at December 31, 2008	12,004,001	$3.82
Options granted	1,567,892	10.04
Options exercised	(910,649)	2.95
Options forfeited	(588,586)	7.74

Balances at September 30, 2009	12,072,658	$4.50

Additional information regarding options outstanding at September 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$2.69 -19.99	12,072,658	7.52	$4.50	8,329,136	7.02	$3.30

The aggregate intrinsic value of stock options exercised in the nine months ended September 30, 2009 was $8.5 million, resulting in income tax benefits of $2.2 million. The aggregate intrinsic value of outstanding and exercisable stock options was $211.7 million and $156.0 million, respectively, as of September 30, 2009. As of September 30, 2009, 11,900,951 shares were vested and expected to vest with a weighted average exercise price of $4.45 per share and an aggregate intrinsic value of $209.2 million. These shares have weighted average remaining contractual terms of 7.50 years. The total unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was approximately $15.6 million and relates to 4,606,938 shares with a per share weighted-average fair value of $3.83 . We expected to recognize this expense over a weighted-average period of approximately 2.25 years at September 30, 2009.

We estimated fair value for these options at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Expected dividend yield	0.0%	0.0%
Volatility	63.4%	57.7%
Risk-free rate of return	2.2-3.7%	2.7-3.7%
Expected life	6.06 years	6.05 years

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

We have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assumed the expected dividend yield to be zero. The dividend payable reflected in our condensed consolidated balance sheet at September 30, 2009 is related to an earnout payment to our original stockholders. Since we were a private entity prior to our IPO in May 2009 with no historical data regarding the volatility of our own common stock price, we based the expected volatility on the historical and implied volatility of comparable companies from a representative industry peer group. We determined expected volatility of options granted using an average of the historical volatility measures of this peer group of companies. We based the risk-free rate of return on the U.S. treasury yield curve for seven-year terms in the nine months ended September 30, 2009 and 2008. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our common stock has been publicly traded.

Restricted Stock Awards

The following table summarizes restricted stock activity under the 2008 Stock Plan:

	Number of Awards Outstanding	Weighted- Average Grant Date Fair Value (Per Share)
Balances at December 31, 2008	—	$—
Awards granted	3,753	19.99

Balances at September 30, 2009	3,753	$19.99

To date, no restricted stock has vested. As of September 30, 2009, restricted stock awards for 3,753 shares of our common stock were outstanding, with an aggregate intrinsic value of $83,000 based on the share price as of September 30, 2009. These awards are expected to vest on the earlier of the 2010 annual meeting of our stockholders or December 31, 2010.

7. Earnings Per Share

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

A reconciliation of the number of the numerator and denominator used in the calculation of basic and diluted earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic earnings per share
(in thousands)
Numerator:
Net income available to common stockholders	$10,155	$3,720	$22,961	$8,504

Denominator:
Weighted average common shares outstanding	65,045	28,153	46,183	28,130

Weighted average shares used in computing basic earnings per share available to common stockholders	65,045	28,153	46,183	28,130

Diluted earnings per share
Numerator:

Net income available to common stockholders	$10,155	$3,720	$22,961	$8,504

Denominator:
Weighted average shares used in computing basic earnings per share	65,045	28,153	46,183	28,130
Add options to purchase common stock	6,749	5,254	5,618	4,280

Weighted average shares used in computing diluted earnings per share available to common stockholders	71,794	33,407	51,801	32,410

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Net income has been allocated to the common and preferred stock based on their respective rights to share in dividends. The conversion of the convertible preferred stock outstanding into 27,000,003 shares of common stock was not included in diluted earnings per share for the three and nine months ended September 30, 2008 under the if-converted method because the results would have been antidilutive.

Dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. During the three months ended September 30, 2009 and 2008, options to purchase approximately 44,000 and 2,139,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the excess tax benefit. The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises.

8. Related Party Transactions

We have previously been required to pay management fees to certain stockholders pursuant to contractual agreements. We paid management fees and legal expenses incurred by our founder and a current member of our board of directors of $0.7 million and $81,000 in the three months ended September 30, 2009 and 2008, respectively and $1.2 million and $0.7 million in the nine months ended September 30, 2009 and 2008, respectively. The management fees are no longer required to be paid due to the completion of our IPO in May 2009.

On August 31, 2006, we entered into a license agreement with NetSuite Inc. Under the terms of the agreement, we paid approximately $39,000 and $0.1 million in the three months ended September 30, 2009 and 2008, respectively, and $0.6 million and $0.3 million in the nine months ended September 30, 2009 and 2008, respectively, for the use of their services. Our President, Chief Operating Officer, Chief Financial Officer and Treasurer became a member of NetSuite’s Board of Directors in September 2006.

We entered into a 24-month contract with salesforce.com, inc. on September 1, 2006 for use of their license and support. We paid $4,000 and $2,000 in the three months ended September 30, 2009 and 2008, respectively, and $112,000 and $81,000 in the nine months ended September 30, 2009 and 2008, respectively. The then President and Chief Strategy Officer for salesforce.com became a member of our board of directors in January 2008.

9. Income Taxes

In the three months and nine months ended September 30, 2009, we recorded $4.4 million and $10.4 million of income tax expense, respectively, resulting in effective tax rates of 30.1% and 31.2%, respectively. In the three months and nine months ended September 30, 2008, we recorded $2.9 million and $8.0 million of income tax expense, respectively, resulting in effective tax rates of 28.3% and 32.3%, respectively. The increase in the effective tax rate from the three months ended September 30, 2008 to the three months ended September 30, 2009 was primarily attributable to the net impact of discrete tax adjustments that occurred during the three months ended September 30, 2008. The decrease in the effective tax rate from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 was primarily attributable to the net impact of foreign operations.

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. In the three months and nine months ended September 30, 2009 and 2008, interest and penalties recorded were not significant. As of September 30, 2009, we had accrued an insignificant amount for the payment of interest related to unrecognized tax benefits.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2008 tax years generally remain subject to examination by federal and state tax authorities. In significant foreign jurisdictions, the 2007 and 2008 tax years generally remain subject to examination by their respective tax authorities. The statute of limitations for the 2005 tax year expired during the quarter ended September 30, 2009. We are not currently under audit in any major taxing jurisdictions.

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

10. Commitments and Contingencies

Legal Proceedings

On November 26, 2007, a former employee brought a lawsuit in Oklahoma State Court asserting a number of claims against us and Donald C. Yonce, our founder and a current member of our board of directors. The former employee claims that he is a co-author and that he is, therefore, co-owner of all of our major software products, which he claims he assisted in developing while an employee of our company. The former employee makes this claim despite the fact that he signed an agreement with us which provides that we are the exclusive owner of all copyrights and other intellectual property relating to work performed by the former employee while employed by us. He also claims that Donald C. Yonce made certain oral promises to him regarding future potential compensation at our company prior to our recapitalization in December 2005 in the event of a sale of our company, and further alleges violations of Oklahoma labor protection laws. The former employee is seeking half of the profits from sales of our software products of which he claims to be co-author and co-owner, as well as punitive damages and unspecified other legal and equitable relief. We have asserted counterclaims against the former employee. We have agreed to indemnify Mr. Yonce from these claims pursuant to a stock purchase agreement entered into in 2005 between Mr. Yonce, us and certain stockholders who are parties to that agreement. Even if we prevail in the litigation, we have incurred litigation fees and expenses and could incur significant additional litigation fees and expenses. Because this lawsuit is at an early stage, it is not possible to predict the outcome of the litigation. Although we believe we have meritorious defenses, an adverse outcome in this litigation could materially and adversely affect us, requiring us to pay damages or royalties or subjecting us to other remedies.

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

Other

We entered into an agreement in 2005 to pay specified amounts, up to a maximum of $20.0 million, to our original stockholders, upon the completion of an exit event meeting specified parameters. An exit event is defined as either a sale of or a public offering by our company. Our IPO in May 2009 met the parameters for an exit event and this payout is due to our original stockholders after the expiration of the IPO lock-up agreements on November 15, 2009 based on the closing price per share of our common stock on November 15, 2009. Based on the last reported sales price of our stock on the NYSE on October 23, 2009, we expect to make the maximum dividend payment of $20.0 million. Therefore, the amount of this earnout payment is reflected as a dividend payable in our condensed consolidated statement of changes in convertible preferred stock and stockholders’ equity (deficit) as a reduction of additional paid in capital and a current liability in our September 30, 2009 condensed consolidated balance sheet.

11. Subsequent Events

On October 26, 2009, we filed a Registration Statement on Form S-1 with the SEC pursuant to which we intend to offer 1,500,000 shares of common stock and selling stockholders intend to offer 8,500,000 shares of common stock. The offering is subject to market and other conditions, including the effectiveness of the Registration Statement.

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

Since 2007, we have continued to build and refine our business model, making significant investments in people, systems and infrastructure. We continue to embrace certain elements of our founder’s model, including providing downloadable enterprise-class software designed for network professionals, focusing on our customer base and end-user community, and offering compelling pricing. In addition, we now employ a highly efficient product development process, a scalable marketing model and a high volume, transaction-oriented inside sales model that have allowed us to drive and support rapid growth in our business at high operating margins while offering our products at prices that are typically significantly lower than those of our competitors. Our revenue grew from $38.2 million in 2006 to $61.7 million in 2007, $93.1 million in 2008 and $83.5 million in the nine months ended September 30, 2009 and our operating income grew from $25.4 million in 2006 to $30.9 million in 2007, $42.0 million in 2008 and $36.9 million in the nine months ended September 30, 2009. Our average transaction size for new license sales in each of 2007, 2008 and the nine months ended September 30, 2009 was less than $7,000 compared to hundreds of thousands of dollars for many competing products. We manage our business with a culture and systems that are focused on metrics and helping us to achieve a high level of visibility and consistency in our execution.

We have also sought to expand our product offerings through three acquisitions. In April 2007, we acquired ipMonitor, our entry-level network monitoring product, by purchasing substantially all of the assets and liabilities of IPMonitor Corporation, or IPMonitor. In May 2007, we acquired our LANsurveyor product and various underlying technologies by purchasing all of the outstanding stock of Neon Software, Inc., or Neon. In December 2008, we acquired our Kiwi Syslog Server and Kiwi CatTools products by purchasing substantially all of the assets and liabilities of Trilenium Investments Limited, or Trilenium. We paid $5.9 million, $3.8 million and $7.2 million, respectively, in connection with these acquisitions, resulting in the recording of purchased intangible assets and goodwill on our balance sheet, and amortization of certain of these assets in our statements of income. We made additional payments during 2008 of $0.8 million and $0.5 million upon achievement of the two development milestones related to the Neon acquisition. We anticipate making selective additional acquisitions of companies with products that complement our business model.

To increase our international sales, we have expanded international operations by building a direct sales force and contracting with resellers overseas. We established operations in Cork, Ireland in 2007 to serve as our international headquarters, opened a sales and support operation in Singapore in 2008 and established a research and development facility in the Czech Republic in 2008.

In May 2009, we completed our initial public offering, or IPO, in which we and certain of our stockholders sold 13,933,720 shares of our common stock at a price per share of $12.50 per share. We received net proceeds of $100.5 million after deducting underwriting discounts and commissions of $7.9 million and other offering costs of $4.1 million. We used a portion of the net proceeds to repay $49.8 million of the outstanding principal amount of our long-term debt under our December 2005 credit facilities, reducing our outstanding principal amount under such facilities to $44.1 million at September 30, 2009.

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

We believe that the recent economic conditions have caused some customers, particularly small businesses, to be more cautious about their technology purchases of technology and other related items. However, we also believe that these conditions offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of many competing products.

We have rapidly evolved and expanded our business since the middle of 2006. This expansion has included hiring most of our senior management team, moving our corporate headquarters to Austin, Texas and building infrastructure to support our business. This evolution has resulted in our significantly expanding our direct inside sales presence in the United States, entering into an outsourced development relationship in Eastern Europe in late 2006, creating a direct sales and support presence in Europe through establishment of our international headquarters in Cork, Ireland in the third quarter of 2007, establishing a research and development facility in the Czech Republic in 2008, entering into a second outsourced development relationship in Eastern Europe in 2008 and opening an international sales and support operation in Singapore in 2008. We have also expanded through three acquisitions in April and May 2007 and December 2008, two of which were international. These investments in and changes to our business have allowed us to accelerate our revenue growth significantly while maintaining high operating margins.

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

Key Components of Our Results of Operations

Sources of Revenue

Our revenue is primarily comprised of license and maintenance revenue. We license our software under perpetual licenses, which typically include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new licenses and upgrades to our software. We have experienced annual and quarterly growth in license revenue. Customers can renew and generally have renewed their maintenance agreements for annual periods at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. Maintenance revenue is an important source of our future revenue. We have experienced strong and consistent annual and quarterly growth in maintenance and other revenue. Because our maintenance base grew during 2007, 2008 and the first three quarters of 2009 due to new license sales and high customer retention, we expect maintenance revenue to continue to increase in the fourth quarter of 2009.

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

Our operating expenses increased in absolute dollars and as a percentage of revenue in each of the three and nine months ended September 30, 2009 and 2008 as we have built infrastructure and added employees across all categories in order to accelerate and support our growth and to expand into international markets. Operating expenses as a percentage of revenue in the nine months ended September 30, 2009 and 2008 were approximately the same.

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives, commissions earned by our sales personnel, the cost of marketing programs such as on-line lead generation, promotional events and webinars and the cost of business development programs. We expect to continue to hire sales personnel in the United States and in both our international offices in the fourth quarter of 2009.

Research and Development. Research and development expenses primarily consist of personnel costs for our product development employees and executives and fees to our contract development vendors in Eastern Europe. We have devoted our development efforts primarily to expanding our product line and increasing the functionality and enhancing the ease-of-use of our software offerings. Since establishing a research and development center in the Czech Republic in 2008, we have significantly increased our research and development employee headcount and relied less on our Eastern European contract development vendors for research and development personnel.

General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel, as well as legal, accounting and other professional service fees and other corporate expenses. We have incurred additional costs in 2009 and expect to continue to incur higher costs associated with being a public company, including higher legal, corporate insurance and financial reporting expenses and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, foreign exchange gains (losses). Interest income represents interest received on our cash and cash equivalents. Interest expense is associated with our outstanding long-term debt, which was $44.1 million as of September 30, 2009 and $101.1 million as of December 31, 2008. We prepaid $7.2 million of principal in March 2009 and we repaid an additional $49.8 million of principal with the net proceeds from our IPO in May 2009, reducing our outstanding principal balance on the Notes to $44.1 million as of September 30, 2009. Foreign exchange gains (losses) relate to expenses and transactions denominated in currencies other than the functional currency of the associated company.

Income Tax Expense

Income tax expense primarily consists of corporate income taxes related to profits resulting from the sale of our software offerings by our United States and Ireland entities. We expect our income tax expense to increase in absolute dollars as our profits continue to increase; however, we expect our effective tax rate to continue to decline slowly, due to the lower corporate tax rate in Ireland, as our international revenue increases as a percentage of total revenue.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

Recent Accounting Pronouncements

In September 2009, the FASB ratified two consensuses which will significantly affect the revenue recognition accounting policies for transactions that involve multiple deliverables and sales of software-enabled devices. The first consensus requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though those deliverables are not sold separately either by the company itself or other vendors. This consensus eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. In the absence of vendor-specific objective evidence and third-party evidence for one or more elements in a multiple-element arrangement, companies will estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element whether delivered or undelivered, based on their relative selling prices, regardless of whether those estimated selling prices are evidenced by vendor-specific objective evidence, third-party evidence of fair value or are based on the company’s judgment.

Under the second consensus, sales of tangible products that contain “essential” software will no longer be subject to the stringent revenue recognition requirements that applied to software licensing arrangements under the existing guidance. The second consensus excludes tangible products from the scope of software revenue accounting requirements if they contain both software and non-software components that function together to deliver their essential functionality. For those tangible products, the new guidance under the first consensus will be applied and a greater proportion of the revenue from multiple-element arrangements involving tangible products that contain software will be recognized immediately in many circumstances.

Both consensuses will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. However, early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is permitted, but not required. In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes. In many circumstances, the new guidance under these consensuses will require significant changes to a company’s revenue recognition policies and procedures, including system modifications. We are currently evaluating the potential impact of these consensuses on our financial position and results of operations, but do not expect a material impact to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
License	$17,638	$16,070	$44,777	$41,545
Maintenance and other	14,712	10,095	38,690	26,693

Total revenue	32,350	26,165	83,467	68,238
Cost of license revenue	153	61	458	191
Cost of maintenance and other revenue	1,110	879	3,127	2,415

Gross profit	31,087	25,225	79,882	65,632

Operating expenses:

Sales and marketing	7,765	6,522	21,690	16,198
Research and development	2,986	2,339	8,167	6,249
General and administrative	5,150	4,527	13,127	12,486

Total operating expenses	15,901	13,388	42,984	34,933

Operating income	15,186	11,837	36,898	30,699

Other income (expense):
Interest income	93	140	225	400
Interest expense	(668)	(1,896)	(3,659)	(6,435)
Other income (expense)	(82)	84	(88)	(43)

Total other expense	(657)	(1,672)	(3,522)	(6,078)

Income before income taxes	14,529	10,165	33,376	24,621
Income tax expense	4,374	2,878	10,415	7,956

Net income	$10,155	$7,287	$22,961	$16,665

Comparison of the Three and Nine Months Ended September 30, 2009 and 2008

Revenue

	Three Months Ended September 30,
	2009		2008
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change
(dollars in thousands)
License	$17,638	54.5%	$16,070	61.4%	$1,568
Maintenance and other	14,712	45.5	10,095	38.6	4,617

Total	$32,350	100.0%	$26,165	100.0%	$6,185

	Nine Months Ended September 30,
	2009		2008
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change
(dollars in thousands)
License	$44,777	53.6%	$41,545	60.9%	$3,232
Maintenance and other	38,690	46.4	26,693	39.1	11,997

Total	$83,467	100.0%	$68,238	100.0%	$15,229

In the Three Months Ended September 30, 2009

Revenue was $32.4 million in the three months ended September 30, 2009 compared to $26.2 million in the three months ended September 30, 2008, an increase of $6.2 million, or 23.6%. This increase was comprised of a $4.6 million increase in maintenance and other revenue, which resulted from a growing maintenance base due to continued new license sales and high customer retention, and a $1.6 million increase in license revenue associated with sales to the U.S. federal government, and to a lesser extent, increased sales to the commercial market. While we had no single transaction over $0.5 million in the three months ended September 30, 2008, we received four purchase orders from the U.S. federal government that were each in excess of $0.5 million and resulted in the recognition of an aggregate of $2.0 million in license revenue during the third quarter of 2009. Our average transaction size for new license sales was approximately $8,000 and $6,500 in the three months ended September 30, 2009 and 2008, respectively. Prior to the third quarter of 2009, our maintenance contracts with multiple U.S. federal government customers had expired. In the third quarter of 2009, we received a maintenance renewal purchase order from a distributor on behalf of these customers that resulted in the recognition of $0.7 million in maintenance revenue during the third quarter of 2009 that would have been recognized in prior periods if these customers had renewed their maintenance contracts prior to their expiration.

In the Nine Months Ended September 30, 2009

Revenue was $83.5 million in the nine months ended September 30, 2009, compared to $68.2 million in the nine months ended September 30, 2008, an increase of $15.2 million, or 22.3%. This increase was comprised of a $12.0 million increase in maintenance and other revenue, which resulted from a growing maintenance base due to new license sales and high customer retention, and a $3.2 million increase in license revenue due to an increase in sales to both the U.S. federal government and commercial customers and an increase in our average transaction size. Our average transaction size for new license sales was approximately $6,800 and $5,900 in the nine months ended September 30, 2009 and 2008, respectively. While we had no single transaction over $0.5 million in the nine months ended September 30, 2008, we received six purchase orders from U.S. federal government customers that were each in excess of $0.5 million that resulted in the recognition of an aggregate of $3.9 million in license revenue in the nine months ended September 30, 2009.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2009	2008
Cost of Revenue and Gross Margin	Amount	Amount	Change
(dollars in thousands)
Total revenue	$32,350	$26,165	$6,185
Total cost of revenue	1,263	940	323

Gross profit	$31,087	$25,225	$5,862

Gross margin	96.1%	96.4%

	Nine Months Ended September 30,
	2009	2008
Cost of Revenue and Gross Margin	Amount	Amount	Change
(dollars in thousands)
Total revenue	$83,467	$68,238	$15,229
Total cost of revenue	3,585	2,606	979

Gross profit	$79,882	$65,632	$14,250

Gross margin	95.7%	96.2%

In the Three Months Ended September 30, 2009

Cost of revenue was $1.3 million in the three months ended September 30, 2009 compared to $0.9 million in the three months ended September 30, 2008, an increase of $0.3 million, or 34.4%. This increase was primarily due to a $0.2 million increase in cost of maintenance revenue related to increased headcount of our North American and European support organizations, and our addition of support personnel in the Asia-Pacific region, to support the new customers we added during 2008 and 2009. Cost of license revenue also increased by $92,000 due to the amortization of acquired product technologies associated with the Trilenium acquisition in the fourth quarter of 2008. Our total quarterly non-cash amortization of acquired product technologies in the three months ended September 30, 2009 and 2008 were $0.1 million and $58,000, respectively.

In the Nine Months Ended September 30, 2009

Cost of revenue was $3.6 million in the nine months ended September 30, 2009 compared to $2.6 million in the nine months ended September 30, 2008, an increase of $1.0 million, or 37.6%. This increase was primarily due to a $0.9 million increase in cost of maintenance revenue related to increased headcount of our North American and European support organizations, and our addition of support personnel in the Asia-Pacific region, to support the new customers we added during 2008 and the nine months ended September 30, 2009. Cost of license revenue also increased by $0.3 million in the nine months ended September 30, 2009 compared to the same period in 2008 due to the amortization of acquired product technologies associated with the Trilenium acquisition in the fourth quarter of 2008. These increases were offset by a $0.2 million decrease in training, employment fees and travel expenses.

Operating Expenses

	Three Months Ended September 30,
	2009		2008
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change
(dollars in thousands)
Sales and marketing	$7,765	24.0%	$6,522	24.9%	$1,243
Research and development	2,986	9.2	2,339	8.9	647
General and administrative	5,150	15.9	4,527	17.3	623

Total	$15,901	49.2%	$13,388	51.2%	$2,513

	Nine Months Ended September 30,
	2009		2008
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change
(dollars in thousands)
Sales and marketing	$21,690	26.0%	$16,198	23.7%	$5,492
Research and development	8,167	9.8	6,249	9.2	1,918
General and administrative	13,127	15.7	12,486	18.3	641

Total	$42,984	51.5%	$34,933	51.2%	$8,051

In the Three Months Ended September 30, 2009

Sales and Marketing. Sales and marketing expenses were $7.8 million in the three months ended September 30, 2009 compared to $6.5 million in the three months ended September 30, 2008, an increase of $1.2 million, or 19.1%. Sales and marketing expenses increased in the three months ended September 30, 2009 due to the expansion of our direct inside sales force in the United States, EMEA and in the Asia Pacific region from September 2008 to September 2009, an increase in marketing operations in the United States and EMEA and an increase in business development costs. As a result of these efforts, our sales and marketing personnel costs increased by $1.2 million.

Research and Development. Research and development expenses were $3.0 million in the three months ended September 30, 2009 compared to $2.3 million in the three months ended September 30, 2008, an increase of $0.6 million, or 27.7%. In order to support our product development strategy, we increased the size of our research and development organization in the second half of 2008 and 2009, including a significant increase to our personnel in our Czech Republic development center. We partially offset these costs with a reduction of our use of our contract research and development vendors in Eastern Europe. Our personnel costs increased by $0.8 million and the fees we paid to our offshore contract research and development vendors decreased by $0.2 million in the three months ended September 30, 2009 from the fees we paid in the three months ended September 30, 2008.

General and Administrative. General and administrative expenses were $5.2 million in the three months ended September 30, 2009 compared to $4.5 million in the three months ended September 30, 2008, an increase of $0.6 million, or 13.8%. This increase was due to a $0.4 million increase in personnel costs, a $0.5 million increase in professional fees, offset by a $0.2 million decrease in management fees.

In the Nine Months Ended September 30, 2009

Sales and Marketing. Sales and marketing expenses were $21.7 million in the nine months ended September 30, 2009 compared to $16.2 million in the nine months ended September 30, 2008, an increase of $5.5 million, or 33.9%. Sales and marketing expenses increased in the nine months ended September 30, 2009 due to the expansion of our direct inside sales force in the United States, EMEA and the Asia Pacific region from September 2008 to September 2009, an increase in marketing operations in the United States and EMEA and an increase in business development costs. As a result of these efforts, our sales and marketing personnel costs increased by $4.9 million. Other costs such as credit card processing fees, contract services, and software subscription costs increased by $0.6 million.

Research and Development. Research and development expenses were $8.2 million in the nine months ended September 30, 2009 compared to $6.2 million in the nine months ended September 30, 2008, an increase of $1.9 million, or 30.7%. In order to support our product development strategy, we increased the size of our research and development organization in 2009, including a significant increase to our personnel in our Czech Republic development center. Our personnel costs increased by $2.2 million offset by a decrease in fees we paid to our offshore contract research and development vendors of $0.4 million between the nine months ended September 30, 2009 and the nine months ended September 30, 2008.

General and Administrative. General and administrative expenses were $13.1 million in the nine months ended September 30, 2009 compared to $12.5 million in the nine months ended September 30, 2008, an increase of $0.6 million, or 5.1%. This increase was due primarily to a $1.5 million increase in personnel costs offset by a $0.8 million decrease in management fees.

Other Income (Expense)

	Three Months Ended September 30,
	2009	2008
Other Income (Expense)	Amount	Amount	Change
(dollars in thousands)
Interest income	$93	$140	$(47)
Interest expense	(668)	(1,896)	1,228
Other income (expense)	(82)	84	(166)

Total	$(657)	$(1,672)	$1,015

Other Income (Expense)

	Nine Months Ended September 30,
	2009	2008
Other Income (Expense)	Amount	Amount	Change
(dollars in thousands)
Interest income	$225	$400	$(175)
Interest expense	(3,659)	(6,435)	2,776
Other expense	(88)	(43)	(45)

Total	$(3,522)	$(6,078)	$2,556

In the Three Months Ended September 30, 2009

Interest expense in the three months ended September 30, 2009 decreased by $1.2 million from the three months ended September 30, 2008 due to a lower amount of outstanding indebtedness because of our principal prepayments in 2009 and a lower effective interest rate on our outstanding debt. We repaid $7.2 million in March 2009 and an additional $49.8 million of principal with the net proceeds of our IPO in May 2009, reducing our outstanding principal amount to $44.1 million as of September 30, 2009. Pursuant to the terms of our credit agreements, our interest rate is reset periodically. Our effective interest rate was 5.7% in the three months ended September 30, 2009. Our effective interest rate in the three months ended September 30, 2008 was 7.5%.

In the Nine Months Ended September 30, 2009

Interest expense in the nine months ended September 30, 2009 decreased by $2.8 million from the nine months ended September 30, 2008 due to a lower amount of outstanding indebtedness, a lower effective interest rate on our outstanding debt and a $0.3 million fee, paid to our lenders in March 2008 as consideration for an amendment to our credit agreements, that was treated as an additional interest expense. These decreases were offset by a $0.4 million write-off of debt issuance costs included in interest expense for 2009 and associated with the mandatory repayments of $7.2 million of principal in March 2009 and an additional $49.8 million of principal with the net proceeds of our IPO in May 2009, reducing our principal balance on our outstanding debt to $44.1 million as of September 30, 2009. Pursuant to the terms of our credit agreements, our interest rate is reset periodically. Our effective interest rate in the nine months ended September 30, 2009, excluding the $0.4 million write-off of debt issuance costs, was 5.7%. Our effective interest rate in the nine months ended September 30, 2008 was 8.5%.

Income Tax Expense

Our income tax expense increased by $1.5 million and $2.5 million in the three and nine months ended September 30, 2009 compared to the same periods for 2008, respectively. This increase resulted from an increase in our income before income taxes of $4.4 million and $8.8 million during the same periods. This increase was partially offset by a decrease in our expected effective tax rate from 32.3% to 31.2% in the nine months ended September 30, 2008 and 2009, respectively, as a result of an increase in the percentage of our revenue that is comprised of international revenue, which is taxed at a lower corporate tax rate.

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

•

By comparing our Adjusted EBITDA in different historical periods, our investors can evaluate our operating results without the additional variations caused by stock-based compensation expense, which is not comparable from year to year due to changes in accounting treatment and is a non-cash expense that is not a key measure of our operations; and

•

Our lenders believed Adjusted EBITDA was the appropriate performance measure for the key operational covenants in our credit agreements. These key operational covenants require us to maintain a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio as of the last day of each fiscal quarter. Each of these ratios uses Adjusted EBITDA in its calculation. The interest coverage ratio is calculated as a ratio of Adjusted EBITDA for the trailing four quarters to cash interest expense for the trailing four quarters. To be in compliance, our interest coverage ratio had to be at least 3.5 to 1.0 as of September 30, 2009 and must be at least 3.5 to 1.0 as of the last day of each fiscal quarter thereafter. The leverage ratio is calculated as a ratio of consolidated total debt to Adjusted EBITDA for the trailing four quarters. Our leverage ratio as of September 30, 2009 could not be more than 2.8 to 1.0, and this maximum ratio decreases over time to 2.1 to 1.0 as of December 31, 2011. We were in compliance with each of these key operational covenants as of September 30, 2009. We believe these are key operational covenants because the failure to comply with these covenants would be an event of default under our credit agreements that would likely result in the acceleration of our indebtedness or an unfavorable amendment to the terms of the credit agreements. This acceleration would and any such amendment might adversely affect our liquidity and financial condition.

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

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Adjusted EBITDA to Net Income	2009	2008	2009	2008
(in thousands)
Net income	$10,155	$7,287	$22,961	$16,665
Interest expense, net	575	1,756	3,434	6,035
Income tax expense	4,374	2,878	10,415	7,956
Depreciation	400	280	1,049	814
Amortization	196	85	578	248
Stock-based compensation expense	2,075	1,647	5,628	4,303

Adjusted EBITDA	$17,775	$13,933	$44,065	$36,021

Our Adjusted EBITDA in the three months ended September 30, 2009 and 2008 was $17.8 million and $13.9 million, or 54.9% and 53.3% of total revenue, respectively. Our Adjusted EBITDA in the nine months ended September 30, 2009 and 2008 was $44.1 million and $36.0, million or 52.8% and 52.8% of total revenue, respectively. We expect our Adjusted EBITDA for the remaining three months of 2009 to be in the 50.0% to 54.0% range as a percentage of revenue.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $125.8 million, an increase of $85.2 million compared to December 31, 2008. The increase in cash and cash equivalents in the nine months ended September 30, 2009 is primarily due to an increase in net cash provided by financing activities as a result of the receipt of net proceeds from our IPO of $100.5 million, net of expenses, partially offset by the $57.0 million prepayments of principal outstanding under our credit facilities. Net cash generated by operating activities of $36.0 million comprises substantially the rest of the increase in cash and cash equivalents in the nine months ended September 30, 2009. Our net cash used in investing activities also decreased in the nine months ended September 30, 2009 from the nine months ended September 30, 2008. Net cash provided by operating activities and financing activities and used in investing activities is further described below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $36.0 million and $27.5 million in the nine months ended September 30, 2009 and 2008, respectively, an increase of $8.5 million. Net income was $23.0 million and $16.7 million in the nine months ended September 30, 2009 and 2008, respectively. In the nine months ended September 30, 2009, we incurred non-cash expenses totaling $5.9 million compared to $5.2 million in the nine months ended September 30, 2008. The change in non-cash expenses consisted of increased depreciation and amortization expense, increased stock-based compensation expense, increased interest expense associated with the write-off of debt issuance costs offset by the excess tax benefit related to employee stock option exercises and the associated deferred tax asset reduction.

The change in certain assets and liabilities resulted in a net source of cash of $7.2 million and $5.6 million in the nine months ended September 30, 2009 and 2008, respectively. Cash provided by operating activities is driven by sales of our software offerings. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. Accounts receivable increased by $7.2 million in the nine months ended September 30, 2009, compared to an increase of $3.6 million in the nine months ended September 30, 2008. Deferred revenue increased by $9.6 million and $8.0 million in the nine months ended September 30, 2009 and 2008, respectively. Net cash provided by operating activities was reduced by interest and income tax payments of $10.3 million and $15.6 million in the nine months ended September 30, 2009 and 2008, respectively.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2.2 million and $4.9 million in the nine months ended September 30, 2009 and 2008, respectively. In the first nine months of 2008, we incurred additional direct acquisition costs of $0.3 million and paid an additional $0.8 million upon the achievement of the first of two development milestones related to two acquisitions in 2007. We also incurred additional costs associated with the relocation of our corporate headquarters and opening of our Czech Republic development center in the first half of 2008. Cash used in investing activities in the nine months ended September 30, 2009 was primarily for purchase of software licenses and tools, computers, equipment, furniture and fixtures as we expanded our infrastructure and workforce.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $51.0 million in the nine months ended September 30, 2009. Net cash used in financing activities was $1.4 million in the nine months ended September 30, 2008. Net cash provided by financing activities in the nine months ended September 30, 2009 is due to the cash proceeds from our IPO after deducting underwriter discounts and commissions and before other offering costs of $104.6 million, $2.7 million of proceeds from the exercise of employee stock options and the excess tax benefit related to employee stock option exercises of $2.2 million. These proceeds were offset by payments pursuant to our credit agreements, which required us to repay a portion of the outstanding principal amount in early 2009 equal to a specified percentage of our 2008 excess cash flow and in May 2009 equal to half of the net proceeds received by us in our IPO. These payments were $7.2 million and $49.8 million, respectively. In addition, we made payments in 2009 for offering costs of approximately $1.5 million. Net cash used in financing activities for nine months ended September 30, 2008 resulted from payments of $1.9 million for offering costs and the repayment of $1.4 million of our long-term debt offset by the receipt of a $1.7 million repayment of a note receivable issued to us by a stockholder.

Capital Resources

As of September 30, 2009, we had $125.8 million of cash and cash equivalents and $83.7 million of working capital. We raised approximately $100.5 million in net proceeds from our IPO in May 2009 after deducting underwriting discounts and commissions and other offering costs. The recapitalization in December 2005 resulted in our issuing $110.0 million of long-term debt. We repaid $7.5 million, $1.4 million, $7.2 million and $49.8 million of our outstanding long-term debt in December 2006, April 2008, March 2009 and May 2009, respectively, reducing our outstanding principal balance to $44.1 million as of September 30, 2009. The outstanding balance matures in December 2011. Other than as required under our credit agreements, we do not currently intend to prepay any additional amounts of outstanding principal. We estimate our capital expenditures for 2009 to be approximately $3.5 million comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment.

Pursuant to an agreement with our original stockholders, we expect to be required to pay an amount, up to a maximum of $20.0 million after November 15, 2009, the expiration of the lock-up agreements entered into in connection with our IPO. This earnout payment is calculated in accordance with a formula provided in an agreement with certain of our original stockholders and will be either $0, $10.0 million or $20.0 million. If the closing price per share of our common stock on November 15, 2009 is less than $8.05 per share, the earnout payment would be $0. If the closing price per share of our common stock on November 15, 2009 is equal to or greater than $8.06 per share but less than $10.75 per share, the earnout payment would be $10.0 million. If the closing price per share of our common stock on November 15, 2009 is equal to or greater than $10.75 per share, the earnout payment would be $20.0 million. Based on the last reported sales price of our stock on the New York Stock Exchange, or the NYSE, on October 23, 2009, we expect to make a $20.0 million payment in November 2009 pursuant to this agreement. This $20.0 million payment was treated as a earnout and was reflected in our condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) as a reduction of additional paid in capital and a liability in our condensed consolidated balance sheet.

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

Contractual Obligations and Commitments

As of September 30, 2009, the material changes to our contractual obligations and commitments are represented in the table below:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Long-term debt obligations (1)	$44,097	$—	$44,097	$—	$—
Accrued Interest Payable (1)	574	574	—	—	—
Dividend Payable (2)	20,000	20,000	—	—	—

Total contractual obligations	$64,671	$20,574	$44,097	$—	$—

(1)	On December 13, 2005, we entered into credit agreements with an investment management firm pursuant to which we borrowed $85.0 million under a first lien note and $25.0 million under a second lien note. The first lien note bears interest at the three-month LIBOR rate plus 3.5% (4.1% at September 30, 2009) and the second lien note bears interest at the three-month LIBOR rate plus 5.25% to 6.25%, based on our leverage ratio under the second lien credit agreement (5.8% at September 30, 2009). Both notes are due and payable on December 13, 2011. The first lien credit agreement allows our lenders to elect to receive earlier repayment of amounts due under the first lien credit agreement, based on annual calculations of our excess cash flow as defined in the agreement. The agreement bases this payment upon a specified percentage of our calculated excess cash flow. We must offer to prepay the loans no later than 120 days after the end of the fiscal year for which we have calculated our excess cash flow. We paid $7.5 million, $1.4 million, $7.2 million and $49.8 million in principal on the notes in December 2006, April 2008, March 2009 and May 2009, respectively. Thus, the total outstanding balance on the notes at December 31, 2008 was $101.1 million and $44.1 million at September 30, 2009. The borrowings are secured by substantially all of our North American assets. The credit agreements contain financial covenants placing a limit on our annual capital expenditures and requiring us to maintain a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio as of the last day of each fiscal quarter. The interest coverage ratio is calculated as a ratio of Adjusted EBITDA for the trailing four quarters to cash interest expense for the trailing four quarters. To be in compliance, our interest coverage ratio had to be at least 3.5 to 1.0 as of September 30, 2009 and must be at least 3.5 to 1.0 as of the last day of each fiscal quarter thereafter. The leverage ratio is calculated as a ratio of consolidated total debt to Adjusted EBITDA for the trailing four quarters. Our leverage ratio as of March 31, 2009 could not be more than 2.8 to 1.0, and this maximum ratio decreases over time to 2.1 to 1.0 as of December 31, 2011. We were in compliance with each of these key operational and financial covenants as of September 30, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations—Reconciliation of Quarterly Non-GAAP Financial Measures” above for a more detailed discussion of Adjusted EBITDA. In March and September 2008, we amended our credit agreements. These amendments clarified certain provisions of the credit agreements related to the structure of us and our subsidiaries and amended and permanently waived the default of certain covenants under the credit agreements. The amount of long-term debt obligations shown in the table above does not include any interest payments.
(2)	The earnout is calculated in accordance with a formula provided in an agreement with our original stockholders and will be either $0, $10.0 million or $20.0 million. Based on the last reported sale price of our stock on the NYSE on October 23, 2009, we expect to make a $20.0 million payment in November 2009 pursuant to this agreement and have accrued the maximum earnout at the $20.0 million payout in our condensed consolidated financial statements for the nine months ended September 30, 2009.

Off-Balance Sheet Arrangements

At September 30, 2009, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $125.8 million at September 30, 2009. We held these amounts primarily in cash or money market funds.

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

We had total outstanding debt of $44.1 million at September 30, 2009. The interest rate on this debt is variable and adjusts periodically based on the three-month LIBOR rate. If the LIBOR rate changes by 1%, our annual interest expense would change by approximately $0.4 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On November 26, 2007, a former employee brought a lawsuit in Oklahoma State Court asserting a number of claims against us and Donald C. Yonce, our founder and a current member of our board of directors. The former employee claims that he is a co-author and that he is, therefore, co-owner of all of our major software products, which he claims he assisted in developing while an employee of our company. The former employee makes this claim despite the fact that he signed an agreement with us which provides that we are the exclusive owner of all copyrights and other intellectual property relating to work performed by the former employee while employed by us. He also claims that Donald C. Yonce made certain oral promises to him regarding future potential compensation at our company prior to our recapitalization in December 2005 in the event of a sale of our company, and further alleges violations of Oklahoma labor protection laws. The former employee is seeking half of the profits from sales of our software products of which he claims to be a co-author and co-owner, as well as punitive damages and unspecified other legal and equitable relief. We have asserted counterclaims against the former employee. We have agreed to indemnify Mr. Yonce from these claims pursuant to a stock purchase agreement entered into in 2005 between Mr. Yonce, us and certain stockholders who are parties to that agreement. Even if we prevail in the litigation, we have incurred litigation fees and expenses and could incur significant additional litigation fees and expenses. Because this lawsuit is at an early stage, it is not possible to predict the outcome of the litigation. Although we believe we have meritorious defenses, an adverse outcome in this litigation could materially and adversely affect us, requiring us to pay damages or royalties or subjecting us to other remedies.

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

Our quarterly results of operations may fluctuate as a result of a variety of additional factors, including, but not limited to, those listed below, many of which are outside of our control:

•	occasional large customer orders, including in particular those placed by the U.S. federal government;

•	our inability to increase sales to existing customers and to attract new customers;

•	the timing and success of new product introductions by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	increasing marketing expenditures in an attempt to generate growing numbers of sales leads;

•	the mix of our direct and indirect sales;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;

•	the timing of revenue and expenses related to the development or acquisition of technologies, products or businesses;

•	potential goodwill and intangible asset impairment charges and amortization associated with acquired businesses;

•	the loss of our relationship with the distributor that helps us fulfill most sales orders from the U.S. government;

•	potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity; and

•	general economic, industry and market conditions that impact expenditures for network management software in the United States and other countries where we sell our software.

Fluctuations in our quarterly operating results might lead analysts to change their models for valuing our common stock. As a result, our stock price could decline rapidly and we could face costly securities class action suits or other unanticipated issues.

Our actual operating results may differ significantly from our guidance.

From time to time, we may release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, will be based on projections prepared by our management. Neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are also based upon specific assumptions with respect to future business decisions, some of which will change. We intend to state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by analysts.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance, and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision regarding our common stock.

Any failure to implement our operating strategy successfully or the occurrence of any of the events or circumstances set forth under this Item 1A entitled “Risk Factors” in this quarterly report on Form 10-Q could result in our actual operating results being different from our guidance, and those differences may be adverse and material.

Current uncertain economic conditions could adversely affect our operating results.

Current market conditions are uncertain and challenging. While current conditions seem to have improved, global economies have been in a recession as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, declines in gross domestic product, increases in unemployment and volatility in commodity prices and worldwide stock markets. During these challenging and uncertain economic times, customers may reduce or delay technology purchases, including purchases of our software products. Our typically-short sales cycle may increase if purchasing decisions are delayed as a result of uncertain information technology budgets, contract negotiations become more protracted or customers institute additional internal approvals for software purchases. These economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, financial condition, operating results and cash flows.

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

As a percentage of revenue, our operating income was 66.5%, 50.1%, 45.1% and 44.2% and our net income was 25.1%, 22.0%, 23.9% and 27.5% for the years ended December 31, 2006, 2007 and 2008 and the nine months ended September 30, 2009, respectively. We incurred income tax expense of $5.6 million, $7.5 million, $10.7 million and $10.4 million for the years ended December 31, 2006, 2007 and 2008 and the nine months ended September 30, 2009, respectively. We also incurred interest expense of $10.7 million, $10.2 million, $8.5 million and $3.7 million for the years ended December 31, 2006, 2007 and 2008 and the nine months ended September 30, 2009, respectively, related to our outstanding debt incurred in December 2005. In addition, we incurred stock-based compensation expense of $1.5 million, $3.8 million, $5.9 million and $5.6 million for the years ended December 31, 2006, 2007 and 2008 and the nine months ended September 30, 2009, respectively. Since June 30, 2006, we have made significant investments in new financial and operating systems, hired substantial numbers of new sales and marketing, research and development and general and administrative personnel, invested in new facilities and opened or acquired our operations outside the United States in order to expand our business. We intend to make additional investments in systems and personnel and to continue to expand our operations to support anticipated future growth in our business. We also expect to incur additional operating costs as a public reporting company. As a result of these factors, our operating income and net income could decline as a percentage of revenue relative to our prior annual periods.

Our business depends on customers renewing their annual maintenance agreements. Any decline in maintenance renewals could harm our future operating results.

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

In 2008, we opened a facility in the Czech Republic for research and development activities and have expanded that facility rapidly. We also outsource a portion of the coding and testing of our products and product enhancements to two Eastern European contract development vendors. We believe that performing research and development in our facility in the Czech Republic and supplementing these activities with our contract development vendors enhance the efficiency and cost-effectiveness of our product development. If we experience problems with our workforce or facilities in the Czech Republic, we may not be able to develop new products or enhance existing products in an alternate manner that may be equally or less efficient and cost-effective.

We depend significantly on our Orion family of products, which are our enterprise-class network management products. Our Orion family of products represented a substantial majority of our revenue in each of 2007, 2008 and the nine months ended September 30, 2009. If we are unable to add products and develop enhancements to our Orion family that are satisfactory to our customers, or if our customers purchase or develop their own competing products and technologies causing a reduction in demand for our Orion family of products, our operating results will be harmed.

We depend on the U.S. federal government for a meaningful portion of our sales and fulfill most of these sales through one distributor. Any reductions in sales to the U.S. federal government as a result of the loss of this distributor or any other reason could harm our growth.

A meaningful portion of our sales are to a number of different departments of the U.S. federal government. A substantial majority of these sales were made through one distributor. Any factors that cause a decline in government expenditures generally or government IT expenditures in particular could cause our revenue to grow less rapidly or even to decline. Also, since in some cases we are unable to fulfill certain orders from the U.S. government directly, the loss of this distributor, which is entitled under certain circumstances to terminate our contracts with it, would cause at least a temporary inability to fulfill certain orders from the government until we were able to find and qualify a suitable alternative. This, in turn, would cause revenue to be delayed and could cause sales to be lost.

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

We face competition from both traditional, larger software vendors offering enterprise-wide software frameworks and services and smaller companies offering point solutions for specific network management issues. We also compete with network equipment vendors and systems management solution providers whose products and services address network management requirements. Our principal competitors vary depending on the product we offer and include Hewlett Packard, IBM, CA and several smaller vendors.

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

Our success and future growth depend on the skills, working relationships and continued services of our management team. The loss of either our Chief Executive Officer or our President could adversely affect our business. Our Chief Executive Officer underwent back surgery in 2008 that temporarily prevented him from performing his duties. He has experienced some recent complications from the surgery and will need further surgery and possibly other treatments that could prevent him from performing his duties, potentially for an extended period of time. We maintain key person insurance for our Chief Executive Officer and are in the process of obtaining key person insurance for our President. If we continue to grow as we anticipate, we may elect to supplement our management team. Any failure to integrate effectively additional members of our management team could adversely affect our operating results. Our future success also will depend on our ability to attract, retain and motivate highly skilled product architects and sales, technical support and product development personnel in the United States and internationally. Competition for these types of personnel is intense, particularly in the software industry. All of our employees work for us on an at-will basis except for some of our international employees. As a result, we may be unable to attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could adversely affect our business.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, our financial performance may suffer.

We have substantially expanded our overall business, customer base, headcount and operations in recent periods both domestically and internationally. In addition, during 2007, we made substantial investments in our information systems and significantly expanded our operations outside the United States, including an expansion of our sales operations in Europe, the Middle East and Africa and the establishment of our international headquarters in Cork, Ireland. In 2008, we opened and rapidly expanded a development center in the Czech Republic and an international sales and support center in Singapore. We also acquired development personnel in New Zealand in 2008. We increased the number of our customers, which we define as individuals or entities, including distributors or resellers, that have purchased one or more of our products under a unique customer identification number since our inception in 1999, from over 28,000 customers as of June 30, 2006 to over 88,000 customers as of September 30, 2009. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer.

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

On November 26, 2007, a former employee brought a lawsuit in Oklahoma State Court asserting a number of claims against us and Donald C. Yonce, our founder and a current member of our board of directors. The former employee claims that he is a co-author and that he is, therefore, co-owner of all of our major software products, which he claims he assisted in developing while an employee of our company. The former employee makes this claim despite the fact that he signed an agreement with us which provides that we are the exclusive owner of all copyrights and other intellectual property relating to work performed by the former employee while employed by us. He also claims that Donald C. Yonce made certain oral promises to him regarding future potential compensation at our company prior to our recapitalization in December 2005 in the event of a sale of our company, and further alleges violations of Oklahoma labor protection laws. The former employee is seeking half of the profits from sales of our software products of which he claims to be a co-author and co-owner, as well as punitive damages and unspecified other legal and equitable relief. We have asserted counterclaims against the former employee. We have agreed to indemnify Mr. Yonce from these claims pursuant to a stock purchase agreement entered into in 2005 between Mr. Yonce, us and certain stockholders who are parties to that agreement. Even if we prevail in the litigation, we have incurred litigation fees and expenses and could incur significant additional litigation fees and expenses. Because this lawsuit is at an early stage, it is not possible to predict the outcome of the litigation. Although we believe we have meritorious defenses, an adverse outcome in this litigation could materially and adversely affect us, requiring us to pay damages or royalties or subjecting us to other remedies.

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

We have incurred significant legal, accounting, investor relations and other expenses as a public company that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the New York Stock Exchange, or NYSE. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. These rules and regulations have increased our legal and financial compliance costs substantially and have made some activities more time-consuming and costly. We are unable currently to estimate these future costs with any degree of certainty. As a public company, it is more expensive for us to obtain director and officer liability insurance.

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

At September 30, 2009, we had approximately $44.1 million of outstanding indebtedness under our December 2005 credit facilities, and our interest expense in the nine months ended September 30, 2009 and in 2008 and 2007 was approximately $3.7 million, $8.5 million, and $10.2 million, respectively. Our credit facilities contain various covenants that will continue to be operative so long as our credit facilities remain outstanding. The covenants, among other things, limit our and certain of our subsidiaries’ abilities to:

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

Risks Related to the Ownership of our Common Stock

Our stock price may continue to be volatile.

The market price of our common stock has been and could be subject to wide fluctuations in response to, among other things, the factors described in this “Risk Factors” section or otherwise, and other factors beyond our control, such as fluctuations in the valuations of companies perceived by investors to be comparable to us.

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

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them together beneficially own approximately 72.8% of our common stock outstanding as of September 30, 2009. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock becoming eligible for sale in the near future.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of September 30, 2009, we had 65,081,061 outstanding shares of common stock, of which 52,775,642 are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the near future, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act.

On October 26, 2009, we filed a registration statement on Form S-1 under the Securities Act of 1933, as amended, or the Securities Act, in which we intend to register up to 11,500,000 shares to be sold by us and certain stockholders subject to market and other conditions, including the effectiveness of the registration statement. In connection with the filing of this registration statement, our directors, officers and selling stockholders entered into lock-up agreements in which they have agreed, subject to limited exceptions, not to offer, pledge, sell, agree to sell, directly or indirectly, or otherwise dispose of any shares of common stock or any securities convertible into or exchangeable for shares of common stock for a period of 90 days after the date of the prospectus included in the registration statement, or the 90-Day Lock-Up Period. In addition, the lock up agreements entered into in connection with our IPO expire on November 15, 2009. Each of these lock-up agreements may be extended in certain cases for up to 34 additional days under certain circumstances where we announce or pre-announce earnings or a material event occurs within approximately 17 days prior to, or approximately 16 days after, the termination of the lock-up period. The representatives of the underwriters may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

In addition, we have registered 19,200,000 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of these shares, 7,465,720 shares were available upon the exercise of outstanding vested options as of September 30, 2009. Approximately 1,485,119 shares and 5,980,601 shares will be eligible for sale upon the exercise of these vested options after November 15, 2009 and the expiration of the 90-Day Lock-Up Period, respectively. In May 2009, all of our executive officers entered into stock selling plans in accordance with Rule 10b5-1 under the Exchange Act and our insider trading policy. Under these plans, an aggregate of 1,806,453 shares may be sold from December 2009 through December 2010, including an aggregate of 318,487 shares that may be sold prior to the expiration of the 90-Day Lock-Up Period.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	a classified board of directors with three-year staggered terms;

•	not providing for cumulative voting in the election of directors;

•	authorizing the board to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;

•	prohibiting stockholder action by written consent; and

•	requiring advance notification of stockholder nominations and proposals.

These and other provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions. See “Description of Capital Stock – Preferred Stock” and “Description of Capital Stock – Anti-Takeover Effects of Delaware Law and Our Certificate of Incorporation and Bylaws.”

If securities analysts do not continue to publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

We believe that the trading price for our common stock will be affected by research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

Not applicable.

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

We received net proceeds from our IPO of approximately $100.5 million, after underwriting discounts and commissions of $7.9 million and offering expenses of $4.1 million. In May 2009, we made a required payment of $49.8 million out of the net proceeds of our IPO pursuant to one of our credit agreements. We currently do not intend to prepay any additional outstanding indebtedness with the net proceeds of the IPO. We intend to use our remaining net proceeds to pay an earnout payment of up to $20.0 million to an entity or entities affiliated with our original stockholders and for working capital and general corporate purposes. Based on the last reported sales price of our common stock on the NYSE on October 23, 2009 of $19.84 per share, we anticipate that the earnout payment will be $20.0 million. For more information regarding the earnout payment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” included in Part I, Item 2 of this report. We may also use a portion of our net proceeds from this offering to acquire or license products, technologies or businesses, but we currently have no agreements or commitments relating to material acquisitions or licenses. Pending such uses, we plan to invest the proceeds in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on May 20, 2009.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Our Compensation Committee amended our 2009 Executive Bonus Plan to increase the target bonus amounts of certain of our named executive officers, Kevin Thompson, Doug Hibberd and Kenny Van Zant, to $300,000, $125,000 and $125,000, respectively. These increases are applicable to potential bonuses earned in the third and fourth quarter of 2009. We must meet quarterly revenue goals in order for each named executive officer to earn 100% of the target bonus amount under the 2009 Executive Bonus Plan. We must achieve a minimum of 85% of the quarterly revenue target for any named executive officer to be eligible for a bonus. For each additional percentage point of the quarterly revenue target achieved between 85% and 100%, the executive earns 6.67% of the quarterly target bonus. In addition, the executive officer group is eligible for an “excess bonus” to the extent that quarterly revenue targets are exceeded. When a quarterly revenue target is exceeded, 5% of the excess revenue is placed into a bonus pool to be distributed among the executive officer group if our annual revenue target is also exceeded. Under the 2009 Executive Bonus Plan, deductions are made from the bonus pool to the extent that actual operating expenses exceeded budgeted operating expenses. The bonus pool is reduced by 5% of the excess of actual operating expenses, excluding expenses associated with the excess revenue amount, over budgeted operating expenses. The operating expense deduction is limited to 50% of the total quarterly bonus pool resulting from excess sales.

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

SOLARWINDS, INC.

Dated: October 26, 2009	By:	/S/ KEVIN B. THOMPSON
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