Form 10-K
period 2009-12-31
SolarWinds, Inc.
filed 2010-02-24
CIK 1428669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009 or

Commission file number: 001-34358

SOLARWINDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	73-1559348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3711 S. MoPac Expressway Austin, Texas	78746
(address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (512) 682-9300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2009, the aggregate market value of its shares held by non-affiliates on that date was approximately $228,699,711. For purposes of this calculation, the registrant has assumed that all 5% holders and all directors and executive officers of the registrant are affiliates.

On February 19, 2010, 67,513,379 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2010 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2009 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Forward-Looking Information

Discussions under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain or may contain forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may be signified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in this report and in other documents we file with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Overview

SolarWinds, Inc. and its subsidiaries (“SolarWinds,” the “Company,” “we,” “us” or “our”) design, develop, market, sell and support powerful yet easy-to-use enterprise information technology, or IT, management software to IT professionals in organizations of all sizes. Our offerings range from individual software tools to more comprehensive software products that solve problems faced every day by IT professionals and help to enable efficient and effective management of networks and IT environments.

Since our founding we have provided tools for network engineers and software for managing enterprise networks and we believe that we are a leading provider of network management software. In 2008, with the launch of Orion Application Performance Manager, we began to offer solutions for managing servers and applications. In January 2010, in response to changes in the technology environment and to meet the needs of our customers, we acquired certain assets of Tek-Tools, Inc. (“Tek-Tools”), expanding the range of elements of IT infrastructure that we monitor and manage to include storage and virtualized servers. We now offer a suite of powerful software that allows IT professionals to manage key elements of their infrastructure, including networks, applications, storage, and physical and virtual servers. All of our products are ready-to-use and feature intuitive and easily-customized user interfaces and built-in workflows. Our products can be downloaded directly from our websites and installed and configured by our end-users in a matter of hours. We design our software to meet the requirements of networks and IT environments of varying sizes and levels of complexity, ranging from a single device to over 100,000 installed devices.

We have increased the number of our customers from over 28,000 as of June 30, 2006 to over 90,000 as of December 31, 2009. Our customers include small and mid-size businesses, enterprises, and local, state and federal government entities that have purchased one or more of our products. We have an active, loyal end-user community that is built from our customers and over one million registered end-users who have downloaded our free tools. We seek to expand, and generate loyalty from, our customer base and our end-user community by providing a variety of free tools for IT professionals, by hosting our online community website, thwack, and through other marketing programs.

As a core part of our strategy, we have developed a differentiated business model for marketing and selling high volumes of affordably-priced, downloadable, enterprise-class software directly to IT professionals. We design our products to be easy-to-install and easy-to-evaluate, allowing potential buyers of our software to see the value that the product provides after downloading a free copy of the software from our website for evaluation. We offer our products at compelling prices, and our average transaction size for new license sales in each of 2009, 2008 and 2007 was less than $7,000 compared to hundreds of thousands of dollars for many competing products. Our business model allows us to support rapid growth in our business at high operating margins while offering our products at lower prices. We design our Internet-based marketing programs to drive visitors to our websites in order to generate large volumes of highly qualified leads. Our inside sales force uses a disciplined, transaction-oriented process to convert these leads into paying customers at a level of productivity that is much higher than is typically achieved with a traditional direct sales force.

We incorporated in the State of Oklahoma in 1999 and reincorporated in the State of Delaware in 2008. On May 20, 2009, we completed an initial public offering of shares of our common stock, which shares are listed on the New York Stock Exchange (“NYSE”) under the symbol SWI. Our executive offices are located at 3711 South MoPac Expressway, Building Two, Austin, Texas 78746, and our telephone number is (512) 682-9300.

Industry Background

Businesses, governments and other organizations of all sizes increasingly rely on data networks and their IT infrastructures to execute their operations, facilitate their internal and external communications and transact business with their customers and partners. The size of these networks, the number of applications and servers and the complexity of physical and virtual server environments are increasing as organizations place more reliance on them. These factors have made network and IT management, which includes performance monitoring, provisioning, administration and optimization, increasingly critical to the success of these organizations.

Traditionally, large businesses, governments and other organizations have deployed complex and expensive software products, called IT management frameworks, which provide centralized and unified management of entire IT systems, including networks, servers and applications. Most of these frameworks are designed for and marketed and sold to chief information officers, who are responsible for managing a wide variety of IT issues, rather than to IT professionals, who are responsible for the daily management of the IT infrastructure. As a result, frameworks have not been optimized to solve the problems faced by these professionals and often fail to address network and IT management requirements effectively.

Limitations of existing IT management frameworks include that they are:

•

Expensive and Difficult to Implement. Most frameworks are sold at high prices and do not offer an affordable entry-level option. Due to their complexity, these frameworks require costly professional services to deploy and take months before they are usable by the customer.

•

Difficult to Use, Maintain and Customize. Most frameworks require significant training to use, cannot be easily configured to end-users’ preferences and require a specialized staff to maintain, which is difficult to attract and retain.

•

Inflexible and Difficult to Scale. Most frameworks are highly complex software platforms that are designed for enterprise implementations. As a result, customers typically cannot start with a small or simple deployment and easily increase their capacity or add features as their IT environments grow and their needs expand.

•	Impractical for Small and Mid-Size Organizations. Because of their cost and complexity, most frameworks are impractical for small and mid-size organizations.

Given the increasing challenges of network and IT management and the limitations of existing offerings, we believe there is a broad market opportunity for products that directly address the needs of IT professionals and that are cost effective, easy-to-find, -evaluate, -use and -maintain, and scalable and flexible. We believe that our software addresses this opportunity, particularly in departments of large enterprises or in mid-market enterprises with 500 to 10,000 employees and in small to mid-size companies with 50 to 500 employees, as well as in local, state and federal government entities.

Our Approach to Enterprise Management

Our software offerings include enterprise-class network and IT management products, entry-level monitoring products and a wide range of software tools for IT professionals. These offerings enable easy and effective network and IT management and are:

•

Focused on the Needs of IT Professionals. Our products are designed by IT professionals for IT professionals and typically enable them to identify and solve network and IT performance and availability issues more efficiently and effectively than with alternative products and to improve the performance and availability of their IT infrastructures quickly and easily.

•

Easy to Find and Evaluate. We offer free, downloadable, full-featured evaluations of our software products through our websites, allowing customers to implement and use our products to manage their own networks and IT infrastructures prior to purchase.

•

Cost-Effective to Purchase and Install. We offer our software at prices significantly lower than those of competing framework products, and our customers can install and configure our software in a matter of hours.

•	Easy to Use and Maintain. Our software has intuitive user interfaces and built-in workflows and does not require significant effort or dedicated staff to maintain.

•

Scalable and Flexible. Our customers are able to buy only the capacity they need and expand that capacity as their networks or IT environments grow. In addition, our software is flexible and extensible, allowing our customers to customize our products and to add modules and other products as their needs expand.

Our Business Model

As a core part of our strategy, we utilize a differentiated business model for providing enterprise-class software to IT professionals within organizations of all sizes worldwide. We currently provide products for network professionals and storage and systems administrators, but we believe that our model is applicable to many IT professionals. We designed our business model to sell high volumes of low-priced, downloadable software, and to be low cost, scalable and efficient.

The key differentiating elements of our business model include:

•

Downloadable, Powerful, Enterprise-Class Software. Our software is downloadable from the Internet and can be installed and used by our customers in a self-service manner without the need for professional services or complicated installation procedures. This allows our customers to begin using our software almost immediately and enables us to pursue follow-on sales more quickly.

•

Customer and Community-Driven Approach. We have an active, loyal community built from our customers and over one million registered end-users who have downloaded our free tools. We believe this community promotes the usage of our software and provides us with a readily accessible pool of qualified leads for sales of current and future products and with valuable insights to help direct our product development efforts.

•

Compelling Pricing. We sell our software products at prices significantly lower than those of frameworks. As a result, IT professionals in large organizations generally can purchase our software with minimal internal approvals, and our software is more affordable for smaller customers.

•

Scalable Marketing Model. We operate a scalable marketing model that is targeted at the end-users of our products and designed to create awareness of our brand and products. This allows us to drive large numbers of potential customers to our websites and to create significant volumes of highly qualified leads, all at a low cost.

•

High-Volume, Transaction-Oriented Sales Model. Our inside sales model supports a high volume of predictable and repeatable “low-touch” transactions at a small average transaction size, and we sell the vast majority of our software with standard online contract terms. We believe this model reduces the length of our sales cycles and results in a higher level of sales force productivity.

•

Highly Efficient Product Development Process. We develop our software using distinct development teams, each dedicated to specific products, and emphasize rapid and iterative development cycles. Our approach actively involves our customers, which helps us to develop high quality products that are responsive to our customers’ needs.

•

Metrics-Driven Management and Culture. We have developed proprietary systems and processes that enable us to monitor and manage the results of our business. Our emphasis on specific operational and financial metrics and high activity levels instills a culture of accountability and performance measurement and helps us to achieve visibility and consistency of execution in our business.

Our Growth Strategy

Our objective is to extend our market leadership by providing IT professionals with enterprise-class software that solves their specific needs. The following are key elements of our growth strategy:

•

Continue to Add New Customers in North America. We believe that the network and IT management markets in North America remain significantly under-penetrated and represent a significant opportunity to continue our growth. We intend to penetrate these markets further by leveraging our customer base and end-user community and by using our strategic marketing programs to identify and obtain new customers.

•

Expand Our Business in International Markets. We believe a substantial opportunity exists for sales of our software in the Europe, Middle East and Africa region (“EMEA”) and the Asia-Pacific region, and we intend to increase our sales, marketing and support operations in these regions. Since 2006, we have established an international headquarters in Ireland and a sales and support operation in Asia. In addition, we plan to continue to scale and develop our existing group of international distributors and resellers.

•

Selectively Expand Our Product Portfolio. We plan to continue to develop new software products and modules that enhance and expand our current network and IT management offerings. We also intend to continue to expand our product offerings into adjacent areas of IT management software in which we can provide differentiated, easy-to-use enterprise-class software products that are marketed and sold directly to IT professionals.

•

Cross-Sell and Up-Sell Existing Products into Our Growing Customer Base. We have more than 90,000 customers that have purchased our software to manage aspects of their networks and IT environments. We believe our customers are highly satisfied users of our products and that there is a significant opportunity for follow-on sales of both incremental capacity and additional products and modules to these customers.

•

Pursue Strategic Acquisitions of Complementary Products that Can Be Sold Using Our Business Model. We expect to pursue acquisitions that will enable us either to bring new product offerings to market more quickly than we can develop them or to enter new markets or segments of markets we currently serve.

•

Expand the Deployment of Our Products by the U.S. Federal Government. We believe a substantial opportunity exists to expand the use of our products by departments and agencies of the U.S. federal government. We intend to further penetrate this market by leveraging our existing install base in the U.S. federal government and increasing the level of awareness of our products and us within the U.S. federal government through various marketing activities.

Our differentiated business model of providing low-cost, intuitive software marketed and sold directly to IT professionals through a highly productive and efficient inside sales force is the core of our strategy. We evaluate all of our strategic opportunities to ensure that they are compatible with our model for providing cost-efficient, downloadable enterprise-class software that can be marketed and sold through a high volume, transaction-oriented model.

Our Products

We offer a broad portfolio of products for network management and products for IT management. Our products fit into one of the following four categories:

Free Tools

Our free tools are desktop, laptop or server-based applications designed for use by individual IT professionals, and typically focused on a single network or infrastructure management task or technology. We use free tools primarily to drive awareness of our brand and our products within the broader IT management community and to expand and build loyalty among our customers and our end-user community.

Tools for Engineers

Our tools are desktop-based, laptop-based or server-based applications designed for individual network professionals who need specific solutions for routine, but complicated tasks. Our tools for engineers include individual tools and toolsets, which combine many powerful tools together into a single package. We price our tools and toolsets so that an individual network engineer or administrator can purchase them with one level of or, in some cases, no management approval. We believe that broad awareness and usage of our tools create positive relationships and loyalty with network professionals, who in turn influence the purchase of our other products.

Our current tools for engineers include Standard Toolset, Engineer’s Toolset, Kiwi Syslog Server, Kiwi CatTools and LANsurveyor.

Entry-Level Monitoring Product

Our entry-level monitoring product is designed for IT professionals and teams who need only basic IT infrastructure monitoring functionality and who prioritize simplicity and affordability above other features. Many IT teams lack detailed expertise required for more complex infrastructure management or simply do not need more than basic monitoring of IT resources. We price and design our entry-level monitoring product to meet the combination of features, simplicity and affordability needed by these organizations.

Our current entry-level monitoring product, ipMonitor, is a server-based network, server and application monitoring system for basic up/down monitoring. It features a simple installation and configuration process, basic web interface and an intuitive operations console for displaying the up/down status of IT resources.

ipMonitor provides monitoring for network devices, servers and common applications such as Microsoft Exchange, Active Directory and SQL Server and includes a built-in database and web server, further simplifying installation and enabling all components of the product to run on a single server.

Enterprise-Class Network and IT Management Products

Our enterprise-class network and IT management products are used by network professionals and IT teams in companies of all sizes to configure, monitor and report on network equipment, servers, applications and storage to determine the overall health and performance of the network and IT infrastructure and to automate the processes of change, compliance and inventory. These products provide advanced IT management functionality and are capable of scaling from a single device to over 100,000 devices. Our enterprise-class network management products are represented by our Orion family of products, and most share integrated components, including databases, web servers and user administration. The Orion family of products is designed to operate seamlessly together, while still allowing network professionals to purchase and deploy only the products they need. Our enterprise-class storage and virtual server management products are represented by our Profiler family of products.

Our current enterprise-class network and IT management products are:

•

Orion Network Performance Monitor. Our flagship product, Orion Network Performance Monitor, or Orion NPM, is a server-based fault and performance management platform designed to minimize network downtime. Orion NPM monitors and analyzes real-time, in-depth network performance metrics for routers, switches, servers and other Simple Network Management Protocol, or SNMP, enabled devices to provide both current and historical views into the availability and performance of a network and all devices attached to it. Orion NPM is modular and has the ability to scale with the growth of a network. It can also be expanded through the use of add-on modules and polling engines. End-users can configure Orion NPM to alert network professionals of network events, including thresholds, correlated events, sustained conditions and complex combinations of device states. Orion NPM drives follow-on sales of our other products and, together with its related modules, currently generates a substantial majority of our revenue.

•

Orion Modules . Our Orion modules are a series of add-ons to Orion NPM that extend its network management capabilities to network traffic analysis, application performance monitoring, WAN performance monitoring and IP address management. Orion modules are purchased separately and are fully integrated with Orion NPM’s web console and database. Our current Orion modules are:

•

Orion NetFlow Traffic Analyzer. NetFlow Traffic Analyzer utilizes Cisco Systems’ NetFlow protocol and other similar protocols to extract data from network devices to provide an in-depth view of which end-users, protocols and applications are consuming network bandwidth.

•

Orion Application Performance Monitor. Application Performance Monitor extends Orion NPM’s management capabilities to application performance, by monitoring application-specific server processes, performance counters, network ports, end-user transactions and external scripts.

•	Orion IP SLA Manager. IP SLA Manager monitors WAN performance from the perspective of multiple remote sites by tracking key edge-to-edge router performance statistics using Cisco IP SLA technology.

•	Orion IP Address Manager. IP Address Manager tracks, manages and reports on the use of IP addresses through the Orion web interface.

•

Orion Network Configuration Manager. Orion Network Configuration Manager, or Orion NCM, is a server-based product that automates the processes of network device discovery, network inventory management and network change management. Compliance with internal controls and regulatory standards is growing in importance to companies of all sizes, and network configuration and device configuration changes impact network availability, access and security controls that are critical to ensuring up-time and compliance. Orion NCM automates many device configuration management tasks, including bulk network configuration changes, real-time detection and alerts of network configuration problems and rolling back configuration changes on demand. These capabilities help avoid network downtime and are essential to meeting compliance objectives. Orion NCM provides an audit mechanism for tracking changes to network devices and helps organizations achieve continuous compliance with operational, security and regulatory policies.

•	Orion Scalability Engine. Scalability engines increase the scale of Orion NPM’s monitoring capabilities to a larger number of devices by distributing the polling load across additional servers.

•

Orion Enterprise Operations Console. Enterprise Operations Console is a server-based product that provides summarized web-based views of multiple Orion instances, enabling flexible deployment architectures for large or distributed environments.

•

Storage Profiler. Storage Profiler is a server-based product that combines reporting, monitoring and notification for storage resources including direct-attached storage, network-attached storage, and storage area networks, from a wide range of storage hardware vendors.

•

Virtual Profiler. Virtual Profiler is a server-based product that allows systems administrators to maximize availability, track system configurations and manage the utilization of virtualized server infrastructures.

Maintenance and Support

Our customers receive one year of software maintenance and support as part of their initial purchase of our products and have the option to renew their maintenance agreements. These annual maintenance agreements provide customers the right to receive software updates, maintenance releases and patches, when and if they become available, and access to our internal support representatives.

Our typical customers are network professionals, systems administrators or storage administrators who are sophisticated users of software and related technologies. We devote significant resources to designing software products that are easy to install, configure and use, and to developing extensive, easy-to-understand instruction manuals and online tutorials for our products. We also utilize our community website, thwack, as a forum for our end-users to share information, tips, tools and other valuable resources. Through this online community of over 38,000 registered members, users of our software are able to find answers for many technical problems, discover new uses for our software, and provide suggestions or feedback to our product development teams. As a result of all these efforts, our customers are able to resolve most technical issues without having to contact our support representatives, which significantly reduces our total support expenses.

Research and Development

Our research and development organization is responsible for the design, development and testing of our software. Our current research and development efforts are focused on new releases of existing products as well as new products and modules.

We work closely with our customers in developing our products and have designed a product development process that is responsive to customer feedback throughout the process. Our customers and end-user community provide extensive input regarding a wide variety of use cases that we incorporate into our product definitions and requirements. A subset of customers participates in our product testing, helping us to identify issues prior to product release. Our research and development organization regularly assists customer support personnel with customer inquiries, which provides another mechanism for customer feedback into the development process.

We utilize small development teams. Each of these teams is dedicated to specific products and work according to a structured and repeatable, iterative process. These teams apply a standard architecture to their individual products, and are managed centrally to ensure standardization, efficiency and interoperability. We use a hybrid onshore and offshore development model, wherein product requirements definition and technical design are performed in the United States, and our U.S. technical staff work closely with development teams in our international facilities and in two contract development vendors in Eastern Europe that write code and do testing and quality assurance. We opened our Czech Republic facility in April 2008 and have expanded this facility rapidly. We also acquired development personnel in Chennai, India in January 2010. We believe that we have developed a differentiated process that allows us to release new software rapidly and cost effectively, a process that we continue to improve upon each year. Using our development model, we made 35 product releases in 2007, 56 product releases in 2008 and 73 product releases in 2009.

Our research and development expenses were $5.9 million, $8.5 million and $11.2 million in 2007, 2008 and 2009, respectively.

Marketing and Sales

We have designed our marketing and sales model to be efficient for very high volumes of low-price transactions. Our marketing efforts focus on driving traffic to our websites and on generating high quality sales leads, primarily consisting of end-users who download a free evaluation of our software. Our sales efforts focus on converting these leads into paying customers through a high volume, short duration, inside sales process that we measure and manage frequently.

We have experienced some limited seasonality in our license revenue and, consequently, our cash collections. We typically achieve the highest levels of license revenue for the year in the third and fourth quarters. We believe that, in general, historical seasonality results primarily from the budgeting cycles of our customers being typically higher in the third and fourth quarters and, in addition, from federal customers’ purchasing cycles which tend to peak in the third quarter of each calendar year as September 30 is the fiscal year end for the U.S. federal government. These factors, combined with the relatively fixed nature of our expenses, leads to limited seasonality of net income. We expect this seasonality to continue in the future.

Marketing

We primarily use a variety of online marketing programs for lead generation, as well as more traditional direct marketing and indirect channel partner marketing programs to drive traffic to our websites. These efforts leverage the ubiquity of Internet search engines through search engine marketing and optimization programs. In addition, we send a series of targeted emails to end-users who have downloaded free evaluations of one or more of our software products or received our corporate communications or public relations material. Once we drive traffic to our websites, we have a well-defined process that allows us automatically to track visitors’ activities, communicate with potential customers, encourage downloads of our software and provide highly qualified leads to our sales organization.

Our historical marketing approach, which continues to be important to us, was based on word of mouth and customer references. It allowed us to build a substantial customer base and community of network engineers and IT professionals who use our products and act as advocates for them. We continue to build our customer base and this community through marketing of relevant web-based content and online communications. Examples of our initiatives include thwack, a community website designed for network professionals that provides our end-users and the broader networking community with information, tools and valuable resources; Geek Speak, a blog in which we provide perspectives and information relevant to network management, network engineering, systems management, security and other technical topics; and monthly newsletters designed to inform, and keep us connected to, our end-user base and other prospective customers.

Other marketing activities include attending networking-based trade shows, communicating with industry analysts and hosting webinars on IT management issues to create awareness of our brand and software products.

Sales

We primarily sell our software directly to our customers. Our direct sales are made exclusively through a low-cost inside sales force that is devoted to turning highly qualified leads into purchasers of our software. The substantial majority of our leads come from potential customers who have downloaded our software and are using it during a trial period or from our existing customer base. As a result, our inside sales team typically is calling potential buyers who are already informed on the use and value of our products and do not require a lengthy sales cycle. We also utilize a reseller channel that supplements our inside sales force and helps us fulfill sales orders from state, local and federal governments and those commercial customers that prefer to make purchases through a particular reseller.

Our sales approach focuses on driving a high volume of standard transactions. We implement our approach through a disciplined sales process that provides clear guidelines for our sales force, and we actively measure and manage our sales results. We offer our products at low prices using standard contract terms. We enable our customers to buy our products in a manner convenient to them, whether by purchase order, online with a credit card or through our channel partners. Because of our approach, our average transaction size is much smaller than is typical for the enterprise software industry and we make more frequent sales of our products.

We believe we have built a sales process and culture that is unique in the software industry, and that our sales force is able to achieve and maintain a higher level of productivity at a lower cost than other enterprise software companies. Because our sales personnel do not need a professional software sales background, we are able to keep our personnel costs low and can expand our sales force quickly and easily.

Customers

As of December 31, 2009, we had over 90,000 customers in more than 180 countries, including small businesses and governments. We define customers as individuals or entities, including distributors or resellers, which have purchased one or more of our products under a unique customer identification number since our inception in 1999. In 2009 and 2008, we had one distributor that represented 13.8% and 14.9% of our revenue from sales to various end-users, respectively. In 2009, we had one additional distributor with two customer identification numbers that represented 14.4% of our revenue from sales to various end-users. No customer represented 10% or more of our revenue in 2007. We do not believe, however, that our business is substantially dependent on either distributor or that the loss of either relationship, or both relationships, would have a material adverse effect on our business.

See Note 14 of the notes to our consolidated financial statements for further information regarding measurement of our international revenue and location of our long-lived assets.

Intellectual Property

We rely on a combination of copyright, trademark, trade dress and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have no patents. We have filed patent applications, but we cannot guarantee that patents will be issued with respect to our current patent applications in a manner that gives us the protection that we seek or at all. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that may be issued in the future with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

We endeavor to enter into agreements with our employees and contractors and with parties with which we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe our intellectual property. The enforcement of our intellectual property rights also depends on any legal actions against these infringers being successful, but these actions may not be successful, even when our rights have been infringed.

Furthermore, effective patent, trademark, trade dress, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

Competition

We face competition from both traditional, larger software vendors offering enterprise-wide software frameworks and services and smaller companies offering point solutions for network or storage management. We also compete with network equipment vendors and systems management product providers whose products and services also address network and IT management requirements. Our principal competitors vary depending on the product we offer and include Hewlett Packard, IBM, CA, EMC, NetApp, Inc. and several smaller vendors.

Competition in our market is based on level of difficulty in using, maintaining and installing solutions; total cost of ownership, including product price and implementation and support costs; professional services implementation; product performance, functionality, flexibility, scalability and interoperability; brand and reputation; distribution channels; vertical markets or industries; and financial resources of the vendor. We generally compete favorably with respect to these factors; however, many of our actual and potential competitors enjoy substantial competitive advantages over us, such as greater name recognition, more comprehensive and varied products and services and substantially greater financial, technical and other resources. We expect competition to continue to increase both from existing competitors and new market entrants.

Employees

As of December 31, 2009, we had 354 employees, of which 235 were employed in the United States and 119 were employed outside of the United States. We consider our current relationship with our employees to be good. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.

Website

Our website address is www.solarwinds.com. Through a link on the Investor Relations section of our Website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge.

ITEM 1A.	RISK FACTORS

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

Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	occasional large customer orders, including in particular those placed by the U.S. federal government;

•	unpredictability and timing of buying decisions by the U.S. federal government;

•	our inability to increase sales to existing customers and to attract new customers;

•	the timing and success of new product introductions by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	higher marketing expenditures in an attempt to generate growing numbers of sales leads;

•	the mix of our direct and indirect sales;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;

•	the timing of revenue and expenses related to the development or acquisition of technologies, products or businesses;

•	potential goodwill and intangible asset impairment charges and amortization associated with acquired businesses;

•

the timing and predictability of sales orders from the U.S. federal government or the loss of our relationship with the distributor that helps us fulfill most sales orders from the U.S. federal government;

•	potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity; and

•	general economic, industry and market conditions that impact expenditures for enterprise IT management software in the United States and other countries where we sell our software.

Fluctuations in our quarterly operating results might lead analysts to change their models for valuing our common stock. As a result, our stock price could decline rapidly and we could face costly securities class action suits or other unanticipated issues.

Our actual operating results may differ significantly from our operating results guidance.

From time to time, we may release operating results guidance in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, will be based on projections prepared by our management. Neither our independent registered public accounting firm nor any other independent expert or outside party will compile or examine the projections nor, accordingly, will any such person express any opinion or any other form of assurance with respect thereto.

These projections will be based upon a number of assumptions and estimates that, while presented with numerical specificity, will be inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which will be beyond our control, and will also be based upon specific assumptions with respect to future business decisions, some of which will change. We intend to state possible outcomes as high and low ranges, which will be intended to provide a sensitivity analysis as variables are changed but will not be intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by analysts.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance will only be an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance, and the variations may be material. In light of the foregoing, investors are urged to consider these factors, not to rely exclusively upon our guidance in making an investment decision regarding our common stock, and to take such guidance into consideration only in connection with our filings filed with or furnished to the SEC, including “Risk Factors” such as this one.

Any failure to implement our operating strategy successfully or the occurrence of any of the events or circumstances set forth under “Risk Factors” in this report could result in our actual operating results being different from our guidance, and those differences might be adverse and material.

If we are unable to generate significant volumes of sales leads from Internet search engines, marketing campaigns and traffic to our websites, then our revenue may not grow as expected or may decline.

We generate many of our sales leads through visits to our websites by potential end-users interested in purchasing or downloading evaluations of our products. Many of these potential end-users find our websites by searching for enterprise IT management and monitoring products through Internet search engines, such as Yahoo! and Google. A critical factor in attracting potential customers to our websites is how prominently our websites are displayed in response to search inquiries. If we are listed less prominently or fail to appear in search result listings for any reason, visits to our websites by customers and potential customers could decline significantly. We may not be able to replace this traffic and, if we attempt to replace this traffic, we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue and could adversely affect our operating results.

We also generate leads through various marketing activities such as targeted email campaigns, attending networking-based trade shows and hosting webinars on enterprise IT management issues. Our marketing efforts may be unsuccessful in generating evaluation downloads, resulting in fewer sales leads. If we fail to generate a sufficient volume of leads from these activities and/or such sales leads do not result in actual sales as discussed below, our revenue may not grow as expected or could decrease and our operating results could suffer.

If we are unable to sell products to new customers or to sell additional products to our existing customers, our revenue growth will be adversely affected and our operating income could decrease.

To increase our revenue, we must regularly add new customers and/or sell additional products to existing customers. Even if we generate a significant volume of leads from our marketing activities, we must be able to sell products to a sufficient number of these new sales leads in order to achieve our expected revenue growth. We expect to incur significant additional expenses in expanding our sales personnel and our international operations in order to convert leads into sales of our products. If we are unable to sell products to new customers and additional products to our existing customers as a result of these expenditures, we may be unable to grow our revenue and/or our operating results may be adversely affected.

Current uncertain economic conditions could adversely affect our operating results.

Recent market conditions have been and continue to be uncertain and challenging. While conditions seem to have improved in some respects, global economies have been in a recession as a result of a multitude of factors, including, but not limited to, declines in gross domestic product, increases in unemployment, turmoil in the credit and financial markets and volatility in commodity prices and worldwide stock markets. During these challenging and uncertain economic times, customers may reduce or delay technology purchases, including purchases of our software products. Our typically short sales cycle may lengthen if purchasing decisions are delayed as a result of uncertain information technology budgets, contract negotiations become more protracted or customers institute additional internal approvals for software purchases. Uncertain and challenging economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, financial condition, operating results and cash flows.

The ability to recruit, retain and develop key employees is critical to our success and growth, and our inability to attract and retain qualified personnel could harm our business.

Our business requires certain expertise and intellectual capital, particularly within our management team. For us to compete successfully and grow, we must retain, recruit and develop key personnel who can provide the needed expertise for our industry and products. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional key personnel or may fail to replace current key personnel effectively who depart with qualified or effective successors. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. On March 1, 2010, Michael S. Bennett will become Executive Chairman and no longer serve as our principal executive officer. Our current President and Chief Operating Officer, Kevin B. Thompson, will become our new Chief Executive Officer and Michael S. Berry will become our new Chief Financial Officer on that same date. While we believe that we have adequately planned for these changes, any failure to integrate this new leadership structure into our business could adversely affect our operating results. We may make additional changes to our senior management team or other key personnel in the future. We cannot provide assurances that key personnel, including our executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on the Company.

If we are not able to integrate Tek-Tools or any future acquisitions successfully, our operating results and prospects could be harmed.

In January 2010, we acquired substantially all of the assets of Tek-Tools and have begun to integrate its operations. In addition, we acquired new technology, know-how and products of Neon Software, Inc., IPMonitor Corporation and Trilenium Investments Limited in 2007 and 2008. We expect to continue making acquisitions of these types and possibly larger acquisitions as well. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Our acquisition of Tek-Tools involves, and any mergers and acquisitions that we do in the future would involve, numerous risks, including the following:

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

Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. We may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. We may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us. If we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders will likely experience ownership dilution, and if we finance future acquisitions with debt funding, we will incur interest expense and may have to comply with financing covenants or secure the debt obligation with our assets.

Businesses that we acquire may have greater than expected liabilities for which we become responsible.

Businesses that we acquire may have liabilities or adverse operating issues, or both, that we fail to discover through due diligence or the extent of which we underestimate prior to the acquisition. For example, to the extent that any business that we acquire or any prior owners, employees or agents of any acquired businesses or properties: (i) failed to comply with or otherwise violated applicable laws, rules or regulations; (ii) failed to fulfill or disclose their obligations, contractual or otherwise, to applicable government authorities, their customers, suppliers or others; or (iii) incurred tax or other liabilities, we, as the successor owner, may be financially responsible for these violations and failures and may suffer harm to our reputation and otherwise be adversely affected. An acquired business may have problems with internal controls over financial reporting, which could be difficult for us to discover during our due diligence process and could in turn lead us to have significant deficiencies or material weaknesses in our own internal controls over financial reporting. These and any other costs, liabilities and disruptions associated with any of our past acquisitions and any future acquisitions could harm our operating results.

Our operating income could continue to decline as a percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business.

As a percentage of revenue, our operating income was 37.6%, 45.1% and 50.1% for the years ended December 31, 2009, 2008 and 2007, respectively. Since 2006, we have made significant investments in new financial and operating systems, hired substantial numbers of new sales and marketing, research and development and general and administrative personnel, invested in new facilities and opened or acquired our operations outside the United States in order to expand our business. We intend to make additional investments in systems and personnel and to continue to expand our operations to support anticipated future growth in our business. We also expect to continue to incur additional operating costs as a public reporting company. As a result of these factors, our operating income could decline as a percentage of revenue relative to our prior annual periods.

Our business depends on customers renewing their annual maintenance contracts. Any decline in maintenance renewals could harm our future operating results.

We sell each of our products pursuant to a perpetual license, which ordinarily includes one year of maintenance as part of the initial price. Our customers have no obligation to renew their maintenance agreements after the expiration of this initial period. We may be unable to predict future customer renewal rates accurately. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our products, the prices of our products, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their maintenance arrangements or if they renew them on less favorable terms, our revenue may decline and our business will suffer. A substantial portion of our quarterly maintenance revenue is attributable to maintenance agreements entered into during previous quarters. As a result, if there is a decline in renewed maintenance agreements in any one quarter, only a small portion of the decline will be reflected in our maintenance revenue recognized in that quarter and the rest will be reflected in our maintenance revenue recognized in the following four quarters or more.

Failure to expand our sales operations effectively could harm our ability to increase our customer base and achieve broader market acceptance of our products.

Increasing our customer base and achieving broader market acceptance of our products will depend on our ability to expand our sales operations effectively. We are substantially dependent on our direct inside sales force, and to a significantly lesser extent certain resellers and distributors, to obtain new customers. We plan to continue to expand our direct inside sales force both domestically and internationally. Our ability to achieve significant growth in revenue in the future will depend on our success in recruiting, training and retaining sufficient numbers of direct inside sales personnel, and on the productivity of those personnel. Our recent and planned personnel additions may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do or plan to do business. Our operating results will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

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

In 2008, we opened a facility in the Czech Republic for research and development activities and have expanded that facility rapidly. In connection with our acquisition of Tek-Tools in January 2010, we acquired a research and development facility in India. We also outsource a portion of the coding and testing of our products and product enhancements to two Eastern European contract development vendors. We believe that performing research and development in our facility in the Czech Republic and India and supplementing these activities with our contract development vendors enhance the efficiency and cost-effectiveness of our product development. If we experience problems with our workforce or facilities in the Czech Republic or India, we may not be able to develop new products or enhance existing products in an alternate manner that may be equally or less efficient and cost-effective.

We depend significantly on our Orion family of products, which are our enterprise-class network and IT management products. Our Orion family of products represented a substantial majority of our revenue in 2009, 2008 and 2007. If we are unable to add products and develop enhancements to our Orion family that are satisfactory to our customers, or if our customers purchase or develop their own competing products and technologies causing a reduction in demand for our Orion family of products, our operating results will be harmed.

We depend on the U.S. federal government for a meaningful portion of our sales and orders from the U.S. federal government are unpredictable. The delay or loss of these sales may harm our operating results.

A meaningful portion of our sales are to a number of different departments of the U.S. federal government. Any factors that cause a decline in government expenditures generally or government IT expenditures in particular could cause our revenue to grow less rapidly or even to decline. Furthermore, sales orders from the

U.S. federal government tend to be dependent on many factors and therefore unpredictable in timing. Any sales we expect to make in a fiscal quarter may not be made in that quarter or at all, and our operating results for that quarter may therefore be adversely affected.

Because our long-term success depends on our ability to increase sales of our products to customers located outside of the United States, our business will be susceptible to risks associated with international operations.

We have international operations in the Republic of Ireland, the Czech Republic, India, Singapore and New Zealand, all of which we established or acquired within the past three years. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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

The market for enterprise IT management solutions is intensely competitive. Competition in our market is based primarily on level of difficulty in using, maintaining and installing solutions; total cost of ownership, including product price and implementation and support costs; professional services implementation; product performance, functionality, flexibility, scalability and interoperability; brand and reputation; distribution channels; vertical markets or industries; and financial resources of the vendor. We often compete to sell our products against existing products or systems that our potential customers have already made significant expenditures to install. Many of our actual and potential competitors enjoy substantial competitive advantages over us, such as greater name recognition, more comprehensive and varied products and services, and substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. Given their larger size, greater resources and existing customer relationships, our competitors may be able to compete and respond more effectively than we can to new or changing opportunities, technologies, standards or customer requirements.

We face competition from both traditional, larger software vendors offering enterprise-wide software frameworks and services and smaller companies offering point solutions for network or storage management. We also compete with network equipment vendors and systems management product providers whose products and services also address network and IT management requirements. Our principal competitors vary depending on the product we offer and include Hewlett Packard, IBM, CA, EMC, NetApp and several smaller vendors.

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

We have substantially expanded our overall business, customer base, headcount and operations since 2006 both domestically and internationally. We made substantial investments in our information systems and significantly expanded our operations outside the United States, including the establishment of our international headquarters in Ireland, a development center in the Czech Republic and sales and support operations in Singapore. We also acquired development personnel in New Zealand in 2008 and in India in 2010. We increased the number of our customers, which we define as individuals or entities, including distributors or resellers, that have purchased one or more of our products under a unique customer identification number since our inception in 1999, from over 28,000 customers as of June 30, 2006 to over 90,000 customers as of December 31, 2009. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer.

We rely on third parties for financial and operational services essential to our ability to manage our business. A failure or disruption in these services would materially and adversely affect our ability to manage our business effectively.

Currently, we use NetSuite to manage our order management and financial processes, salesforce.com to track our sales and marketing efforts and Eloqua to manage our online marketing efforts. We believe the availability of these services is particularly essential to the management of our high-volume, transaction-oriented business model. As we expand our operations and sales efforts, we expect to utilize additional systems and service providers that may also be essential to managing our business. Although the systems and services that we require are typically available from a number of providers, it is time consuming and costly to qualify and implement these relationships. Therefore, if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add additional systems and services, our ability to manage our business would suffer.

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

Our exposure to risks associated with the use of intellectual property may be increased as a result of our past and any future acquisitions as we have a lower level of visibility into the development process with respect to acquired technology or the care taken to safeguard against infringement risks. Third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are in the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing this assessment. Both we and our independent auditors will be testing our internal controls in connection with the audit of our financial statements for the year ending December 31, 2010 and, as part of that testing, identifying areas for further attention and improvement. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.

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

We became a public company on May 19, 2009 and have incurred significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NYSE. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. These rules and regulations have increased our legal and financial compliance costs substantially and have made some activities more time-consuming and costly. We are unable currently to estimate these future costs with any degree of certainty. As a public company, it has been and will continue to be more expensive for us to obtain director and officer liability insurance than as a private company.

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

Some of our customers pay for our products with credit cards. During the purchasing process and in connection with evaluations of our software, either we or third-party providers collect and use personally identifiable information, such as credit card numbers, email addresses and phone numbers. This information could be compromised or accessed as a result of misappropriation or security breaches, and we could be subject to liability as a result. Our policies concerning the collection, use and disclosure of personally identifiable information are described on our websites. We could be subject to legal claims, government action or harm to our reputation if we or our third-party service providers fail to comply or are seen as failing to comply with our policies concerning personally identifiable information or if our policies are inadequate. Concern among prospective customers regarding our use of personal information collected on our websites could keep prospective customers from purchasing our products.

Our servers and those of our third-party service providers are vulnerable to computer viruses or physical or electronic break-ins. Industry-wide incidents or incidents with respect to our specific websites, including misappropriation of third-party information, security breaches, or changes in industry standards, regulations or laws, could deter people from using the Internet or our websites to conduct transactions that involve the transmission of confidential information, which could harm our business.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. On February 1, 2010, the United States Department of the Treasury released the General Explanations of the Administration’s Fiscal Year 2011 Budget Proposals that contains a high-level outline of international tax proposals for fiscal year 2011. These proposals and other such enactments could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our product and maintenance prices to offset the costs of these changes, existing customers may elect not to renew their maintenance arrangements and potential customers may elect not to purchase our products. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.

Our results of operations benefit from the tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit expired on December 31, 2009, and may not be renewed, or if renewed, it may be renewed on terms significantly less favorable than current tax incentives or on terms resulting in our disqualification from the benefits of the tax credit. The elimination or significant reduction in the tax credit would increase our effective tax rate and would adversely affect our results of operations.

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

At December 31, 2009, we had approximately $44.1 million of outstanding indebtedness under our December 2005 credit facilities, and our interest expense in 2009, 2008 and 2007 was approximately $4.3 million, $8.5 million and $10.2 million, respectively. Our credit facilities contain various affirmative, negative and financial covenants that will continue to be operative so long as our credit facilities remain outstanding. In addition, we are required under each of our credit facilities to continue to comply with an interest coverage ratio and a leverage ratio. Further, the obligations under our credit facilities will continue to be subject to mandatory prepayment in certain circumstances, including upon certain asset sales or receipt of condemnation proceeds, upon certain issuances of equity securities or debt, and, in the case of our senior credit facility, annually, with a portion of our excess cash flow. While we currently have adequate cash and cash equivalents to pay the outstanding indebtedness and expect to do so if any of the covenants affect our ability to do business, we may be unable to generate sufficient cash flow or otherwise maintain or obtain the funds necessary to make required payments under our credit facilities. Furthermore, any such payment would reduce our cash and cash equivalents and may limit our ability to take advantage of mergers, acquisitions and other corporate opportunities that may be beneficial to our business. Even if our credit facilities are terminated, any additional debt that we incur in the future could subject us to similar or additional covenants.

Risks Related to Ownership of Our Common Stock

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

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

As of December 31, 2009, we had 66,502,098 shares outstanding. Approximately 37.4 million shares, or approximately 56.2% of our outstanding shares at that date, are subject to lock-up agreements entered into by our directors, executive officers, and stockholders with the underwriters in connection with our secondary public offering in November 2009. Upon expiration of the lock-up period, which will occur on or around February 26, 2010, approximately 3.1 million additional shares of common stock may be eligible for sale in the public market without restriction, and up to approximately 34.3 million shares of common stock (excluding shares issuable upon the exercise of vested options that would be subject to this lock up), held by affiliates may become eligible for sale, subject to the restrictions under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act. Holders of approximately 35.6 million shares of common stock outstanding as of December 31, 2009 will be entitled to rights with respect to the registration of shares under the Securities Act. If we register their shares of common stock following the expiration of the lock-up agreements, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144.

In addition, approximately 7.3 million shares are available upon the exercise of outstanding vested options as of December 31, 2009. Approximately 5.3 million of these shares are subject to lock-up agreements and will be eligible for sale upon the exercise of these vested options after the expiration of the lock-up period on February 26, 2010.

We can issue shares of preferred stock without stockholder approval, which could adversely affect the rights of common stockholders.

Our amended and restated certificate of incorporation permits us to establish the rights, privileges, preferences, and restrictions, including voting rights, of future series of our preferred stock and to issue such stock without approval from our stockholders. The rights of holders of our common stock may suffer as a result of the rights granted to holders of preferred stock that we may issue in the future. In addition, we could issue preferred stock to prevent a change in control of us, depriving common stockholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

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

We have neither declared nor paid any cash dividends on our common stock, although we did make an earnout payment of $20.0 million to entities affiliated with our original stockholders in November 2009 that was treated as a dividend payment pursuant to applicable accounting rules. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our offices and do not own any real estate. Our largest leased facilities consist of approximately (i) 102,224 square feet for our corporate headquarters in Austin, Texas under a lease agreement that expires on June 1, 2016; (ii) 16,507 square feet for our international headquarters in Cork, Ireland under a lease agreement that expires on April 2, 2029; and (iii) 4,199 square feet for our research and development facility in Brno, Czech Republic that expires on May 1, 2013. We also lease space in Tulsa, Oklahoma; Dallas, Texas; Napier, New Zealand; Chennai, India and Singapore for their operations, including local sales, support and development personnel. We believe our current facilities and planned expansion facilities will be adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

On November 26, 2007, a former employee brought a lawsuit in Oklahoma State Court asserting a number of claims against us and Donald C. Yonce, our founder and a current member of our board of directors. The former employee claimed that he was a co-author and, therefore, co-owner of all of our major software products, which he claimed he assisted in developing while an employee of our company. The former employee made this claim despite the fact that he signed an agreement with us which provides that we are the exclusive owner of all copyrights and other intellectual property relating to work performed by the former employee while employed by us. He also claimed that Donald C. Yonce made certain oral promises to him regarding future potential compensation at our company prior to our recapitalization in December 2005 in the event of a sale of our company, and further alleged violations of Oklahoma labor protection laws. The former employee sought half of the profits from sales of our software products of which he claimed to be a co-author and co-owner, as well as punitive damages and unspecified other legal and equitable relief. We asserted counterclaims against the former employee and agreed to indemnify Mr. Yonce from these claims pursuant to a stock purchase agreement entered into in 2005 between Mr. Yonce, us and certain stockholders who are parties to that agreement. This action was resolved pursuant to a confidential settlement agreement dated December 11, 2009.

From time to time, we have been and may be involved in various legal proceedings arising from our ordinary course of business. We currently have no material legal proceedings pending.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NYSE under the symbol “SWI” since May 20, 2009. Prior to that date, there was no public trading market for our common stock. Our initial public offering (“IPO”) was priced at $12.50 per share on May 19, 2009. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NYSE:

	Sales Price Per Share in 2009
Quarter	Low	High
Second Quarter (beginning May 20, 2009)	$12.70	$16.82
Third Quarter	$14.75	$24.25
Fourth Quarter	$16.89	$23.67

On February 19, 2010, the last reported sales price of our common stock on the NYSE was $19.52 per share and, as of December 31, 2009, there were 27 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

Dividend Policy

We have neither declared nor paid any cash dividends on our common stock and we do not expect to pay dividends on our common stock for the foreseeable future. Pursuant to an agreement with entities affiliated with our original stockholders, we made a one-time earnout payment of $20.0 million in November 2009 that was treated as a dividend payment under applicable accounting provisions. We anticipate that all of our earnings will be used for the operation and growth of our business. Any future determination to pay dividends on our common stock would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts, and other factors deemed relevant by our board of directors. In addition, the terms of our credit facilities currently restrict our ability to pay dividends.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between May 20, 2009 (the date of our IPO) and December 31, 2009, with the cumulative total return of the (i) the Russell 2000 Index and (ii) the Nasdaq Computer Index (the “Industry Index”). This graph assumes the investment of $100 on May 20, 2009 in our common stock at our IPO offering price of $12.50 per share, the Russell 2000 Index and the Industry Index, and assumes the reinvestment of dividends, if any. We are currently included in the Russell 2000 Index. The Industry Index consists of NASDAQ-listed computer hardware and software companies that provide products or services. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

Sales of Unregistered Securities

On January 26, 2010, we issued an aggregate of 452,673 shares of our common stock as part of the consideration we paid for our acquisition of certain assets of Tek-Tools as further described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events”. This issuance of common stock is exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder, based upon representations by each Tek-Tools stockholder that such stockholder is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D.

Use of Proceeds from Public Offering of Common Stock

On May 19, 2009, our registration statement (File No. 333-149851) was declared effective for our IPO pursuant to which we received net proceeds of approximately $100.5 million. Out of the net proceeds, we made required payments of $49.8 million pursuant to one of our credit agreements in May 2009 and $20.0 million to entities affiliated with our original stockholders in November 2009.

Our primary source of capital is cash generated from operating activities. We have used, and intend to continue to use, the net proceeds from the IPO to supplement our cash flow from operations to finance our growth, including any potential acquisitions of technologies or businesses, and for working capital purposes.

In connection with our acquisition of Tek-Tools in January 2010, we paid consideration of (i) $26.0 million of cash; (ii) 362,138 shares of our common stock with a value of approximately $8.0 million based on the average closing price of our common stock as reported on the NYSE for the 10-day trading period ending on the third trading day prior to the date of our acquisition (the “Average Stock Price”); (iii) $2.0 million of cash and 90,535 shares of Parent Common Stock with a value of approximately $2.0 million based on the Average Stock Price, each being held in escrow as security for breaches of representations and warranties, covenants and certain other expressly enumerated matters by Tek-Tools and its stockholders; (iv) $2.0 million of cash being withheld to be paid upon the achievement of sales milestones of the acquired business during calendar year 2010, which payment we currently expect to make in early 2011; and (v) $2.0 million of cash being withheld to be paid upon the receipt of certain third-party consents, which payment we currently expect to make in 2010.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

We have derived the following consolidated statement of income data for 2009, 2008, and 2007 and consolidated balance sheet data as of December 31, 2009 and 2008 from our audited consolidated financial statements contained in this Report on Form 10-K. We have derived the following consolidated statement of income data for 2006 and 2005 and consolidated balance sheet data as of December 31, 2007, 2006 and 2005 from our audited consolidated financial statements included in the prospectus for our initial public offering and not included in this Report. You should read the consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,
Consolidated Statements of Income Data:	2009	2008	2007	2006	2005
(in thousands, except per share data)
Revenue:
License	$62,378	$55,461	$39,525	$23,676	$18,400
Maintenance and other	54,068	37,674	22,210	14,558	9,502

Total revenue	116,446	93,135	61,735	38,234	27,902
Cost of revenue (1)	4,860	3,588	2,253	490	257

Gross profit	111,586	89,547	59,482	37,744	27,645

Operating expenses:
Sales and marketing (1)	30,548	22,664	12,909	3,504	1,140
Research and development (1)	11,199	8,452	5,899	2,341	930
General and administrative (1)	26,038	16,464	9,763	6,477	973
Recapitalization expenses (2)	—	—	—	—	1,612

Total operating expenses	67,785	47,580	28,571	12,322	4,655

Operating income	43,801	41,967	30,911	25,422	22,990

Other income (expense):
Interest income	267	528	528	447	4
Interest expense	(4,253)	(8,539)	(10,235)	(10,682)	(474)
Other income (expense)	90	(934)	(73)	—	—

Total other expense	(3,896)	(8,945)	(9,780)	(10,235)	(470)

Income before income taxes	39,905	33,022	21,131	15,187	22,520
Income tax expense (benefit)	10,396	10,717	7,524	5,596	(751)

Net income	29,509	22,305	13,607	9,591	23,271
Amount allocated to participating preferred stockholders	—	(10,922)	(6,681)	(4,791)	(4,642)

Net income available to common stockholders	$29,509	$11,383	$6,926	$4,800	$18,629

Basic earnings per share available to common stockholders	$0.58	$0.40	$0.25	$0.18	$13.95

Diluted earnings per share available to common stockholders	$0.52	$0.35	$0.24	$0.18	$8.73

Shares used in computation of basic earnings per share available to common stockholders (3)	51,042	28,137	27,969	27,014	1,335

Shares used in computation of diluted earnings per share available to common stockholders (3)	56,824	32,652	56,030	54,055	2,667

Other Data:
Adjusted EBITDA (4)	$62,499	$48,982	$35,459	$27,061	$23,026

	December 31,
Consolidated Balance Sheet Data:	2009	2008	2007	2006	2005
(in thousands)
Cash and cash equivalents	$129,788	$40,566	$19,303	$9,342	$828
Working capital (deficit)	89,699	16,393	6,130	1,676	(631)
Deferred revenue	38,647	27,162	17,092	8,353	7,531
Total assets	181,470	86,907	49,262	21,072	9,864
Long-term obligations and convertible preferred stock	29,377	95,379	101,987	102,909	110,027
Total stockholders’ equity (deficit)	89,066	(48,555)	(78,534)	(96,298)	(108,822)

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005
(in thousands)
Cost of revenue	$79	$63	$39	$—	$—
Sales and marketing	1,950	1,593	1,213	334	—
Research and development	1,151	755	467	190	—
General and administrative	4,711	3,509	2,091	991	—

	$7,891	$5,920	$3,810	$1,515	$—

(2)	In December 2005, a group of investors led by Bain Capital Ventures and Insight Venture Partners purchased a 67.8% interest in us from our original stockholders. This transaction was accomplished through a recapitalization of the company. Costs associated with effecting the recapitalization, comprised primarily of consulting fees to certain of our stockholders and legal and accounting fees, were expensed in the 2005 consolidated statement of income.
(3)	The number of shares of outstanding stock increased significantly as a result of our December 2005 recapitalization. The effect of the recapitalization was only minimally reflected in the 2005 shares used in the computation of basic and diluted earnings per share available to common stockholders due to the weighted average nature of the calculation. There was only a minimal impact of stock options in our earnings per share calculations in 2005.
(4)	We anticipate that our investor and analyst presentations will include Adjusted EBITDA, which we define as net income plus net interest expense, income tax expense (benefit), depreciation and amortization, and stock-based compensation expense, and which is a financial measure that is not calculated in accordance with GAAP. The table below provides a reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we do. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reason we consider them appropriate.

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

•

we adopted the authoritative guidance for share-based payments on January 1, 2006 and recorded stock-based compensation expense of approximately $7.9 million, $5.9 million and $3.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method under previously issued guidance, which resulted in zero stock-based compensation expense. By comparing our Adjusted EBITDA in different historical periods, our investors can evaluate our operating results without the additional variations caused by stock-based compensation expense, which is not comparable from year to year due to changes in accounting treatment and is a non-cash expense that is not a key measure of our operations; and

•

our lenders believed Adjusted EBITDA was the appropriate performance measure for the key operational covenants in our credit agreements. These key operational covenants require us to maintain a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio as of the last day of each fiscal quarter. Each of these ratios uses Adjusted EBITDA in its calculation. The interest coverage ratio is calculated as a ratio of Adjusted EBITDA for the trailing four quarters to cash interest expense for the trailing four quarters. To be in compliance, our interest coverage ratio had to be at least 3.5 to 1.0 as of December 31, 2009 and must be at least 3.5 to 1.0 as of the last day of each fiscal quarter thereafter. The leverage ratio is calculated as a ratio of consolidated total debt to Adjusted EBITDA for the trailing four quarters. Our leverage ratio as of December 31, 2009 could not be more than 2.75 to 1.0, and this maximum ratio decreases over time to 2.1 to 1.0 as of December 31, 2011. We were in compliance with each of these key operational covenants as of December 31, 2009. We believe these are key operational and financial covenants because the failure to comply with these covenants would be an event of default under our credit agreements that would likely result in the acceleration of our indebtedness or an unfavorable amendment to the terms of the credit agreements. This acceleration would and any such amendment might adversely affect our liquidity and financial condition.

Our management uses Adjusted EBITDA:

•	as a measure of operating performance, because it does not include the impact of items not directly resulting from our core operations;

•	for planning purposes, including the preparation of our annual operating budget;

•	to allocate resources to enhance the financial performance of our business;

•	to evaluate the effectiveness of our business strategies; and

•	in communications with our board of directors concerning our financial performance.

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

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated.

	Year Ended December 31,
Reconciliation of Adjusted EBITDA to Net Income	2009	2008	2007	2006	2005
(in thousands)
Net income	$29,509	$22,305	$13,607	$9,591	$23,271
Interest expense, net	3,986	8,011	9,707	10,235	470
Income tax expense (benefit)	10,396	10,717	7,524	5,596	(751)
Depreciation	1,477	1,106	580	124	36
Amortization	689	330	205	—	—
Lawsuit settlement and related legal fees	8,551	593	26	—	—
Stock-based compensation expense	7,891	5,920	3,810	1,515	—

Adjusted EBITDA	$62,499	$48,982	$35,459	$27,061	$23,026

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors.”

Overview

We design, develop, market, sell and support powerful yet easy-to-use enterprise IT management software to IT professionals in organizations of all sizes. Our offerings range from individual software tools to more comprehensive software products, solve problems faced every day by IT professionals and help to enable efficient and effective management of networks and IT environments.

Since our founding we have provided tools for network engineers and software for managing enterprise networks and we believe that we are a leading provider of network management software. In 2008, with the launch of Orion Application Performance Manager, we began to offer solutions for managing servers and applications. In January 2010, in response to changes in the technology environment and to meet the needs of our customers, we acquired certain assets of Tek-Tools, expanding the range of elements of IT infrastructure that we monitor and manage to include storage and virtualized servers. We now offer a suite of powerful software that allows IT professionals to manage key elements of their infrastructure, including networks, applications, storage, and physical and virtual servers. All of our products are ready-to-use, featuring intuitive and easily-customized user interfaces and built-in workflows. Our products can be downloaded directly from our websites and installed and configured by our end-users in a matter of hours. We design our software to meet the requirements of networks and IT environments of varying sizes and levels of complexity, ranging from a single device to over 100,000 installed devices.

We have increased the number of our customers from over 28,000 as of June 30, 2006 to over 90,000 as of December 31, 2009. Our customers include small and mid-size businesses, enterprises, and local, state and federal government entities that have purchased one or more of our products. We have an active, loyal end-user community that is built from our customers and over one million registered end-users who have downloaded our free tools. We seek to expand, and generate loyalty from, our customer base and our end-user community by providing a variety of free tools for IT professionals, by hosting our online community website, thwack, and through other marketing programs.

As a core part of our strategy, we have developed a differentiated business model for marketing and selling high volumes of affordably-priced, downloadable, enterprise-class software directly to IT professionals. We design our products to be easy-to-install and easy-to-evaluate, allowing potential buyers of our software to see the value that the product provides after downloading a free copy of the software from our website for evaluation. We offer our products at compelling prices, and our average license transaction in each of 2009, 2008 and 2007 was less than $7,000 compared to hundreds of thousands of dollars for many competing products. Our business model allows us to support rapid growth in our business at high operating margins while offering our products at lower prices. We design our Internet-based marketing programs to drive visitors to our websites in order to generate large volumes of highly qualified leads. Our inside sales force uses a disciplined, transaction-oriented process to convert these leads into paying customers at a level of productivity that is much higher than is typically achieved with a traditional direct sales force.

In addition, we employ a highly efficient product development process, a scalable marketing model and a high volume, transaction-oriented inside sales model that have allowed us to drive and support rapid growth in our business at high operating margins while offering our products at prices that are typically significantly lower than those of our competitors. Our revenue grew from $38.2 million in 2006 to $61.7 million in 2007, $93.1 million in 2008 and $116.4 million in 2009 and our operating income grew from $25.4 million in 2006 to $30.9 million in 2007, $42.0 million in 2008 and $43.8 million in 2009. We manage our business with a culture and systems that are focused on metrics and helping us to achieve a high level of visibility and consistency in our execution.

We have also sought to expand our product offerings through acquisitions. In April 2007, we acquired ipMonitor, our entry-level network monitoring product, by purchasing substantially all of the assets and liabilities of IPMonitor Corporation, or IPMonitor. In May 2007, we acquired our LANsurveyor product and various underlying technologies by purchasing all of the outstanding stock of Neon Software, Inc., or Neon. In December 2008, we acquired our Kiwi Syslog Server and Kiwi CatTools products by purchasing substantially all of the assets and liabilities of Trilenium Investments Limited, or Trilenium. On January 26, 2010, we entered into an asset purchase agreement pursuant to which we acquired certain assets of Tek-Tools for a maximum aggregate purchase price of $42.0 million. We anticipate continuing to make selective additional acquisitions of companies with products that complement our business model.

To increase our international sales, we have expanded international operations by building a direct inside sales force and contracting with resellers in selected international markets. We established operations in Cork, Ireland in 2007 to serve as our international headquarters, opened a sales and support operation in Singapore in 2008 and established a research and development facility in the Czech Republic in 2008.

In May 2009, we completed our IPO, in which we issued and sold 9,000,000 shares of our common stock at a price of $12.50 per share. We raised a total of $112.5 million in gross proceeds from the offering, or approximately $100.5 million in net proceeds after deducting underwriting discounts and commissions of $7.9 million and other offering costs of $4.1 million. In addition, we facilitated a secondary offering in November 2009 for 13,800,000 shares of common stock held by our pre-IPO major investors. The selling stockholders received all proceeds from the offering.

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

Average Transaction Size for New License Sales. We focus our sales, marketing and research and development efforts on IT professionals in organizations of all sizes, with the goal of driving purchases of our software by these IT professionals in very short sales cycles with minimal levels of approval. In addition, many of our customers make small initial purchases of our software to manage specific components of their networks and then make additional purchases over time to expand the use of the product that they purchased or to buy additional software products from us. We measure the average transaction size for new license sales on a frequent basis as an indicator of the success of these efforts and to ensure the effectiveness of our marketing and sales model.

Adjusted EBITDA. Our management uses Adjusted EBITDA to measure our performance. Because Adjusted EBITDA excludes certain non-cash expenses such as depreciation, amortization and stock-based compensation and certain non-recurring expenses, we believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. We use Adjusted EBITDA in the preparation of our budgets and to measure and monitor our performance. Adjusted EBITDA is not determined in accordance with GAAP and is not a substitute for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see footnote 4 to the table in “Selected Consolidated Financial Data” included elsewhere in this Report.

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

We believe that the recent economic conditions have caused some customers, particularly small businesses, to be more cautious about their purchases of technology and other related items. However, we believe that small businesses will be less cautious in the future and we intend to capitalize on this opportunity. We also believe that the recent economic conditions offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of many competing products. We expect to increase the number of sales transactions to larger customers and customers in the U.S. federal government, which tend to have larger transaction sizes.

We have rapidly evolved and expanded our business since the middle of 2006. This expansion has included hiring most of our senior management team, moving our corporate headquarters to Austin, Texas and building infrastructure to support our business. This evolution has resulted in our significantly expanding our direct inside sales presence in the United States, entering into an outsourced development relationship in Eastern Europe in late 2006, creating a direct inside sales and support presence in Europe through establishment of our international headquarters in Cork, Ireland in the third quarter of 2007, establishing a research and development facility in the Czech Republic in 2008, entering into a second outsourced development relationship in Eastern Europe in 2008 and establishing an international direct inside sales and support operation in Singapore in 2008. We have also expanded through acquisitions. These investments in and changes to our business have allowed us to accelerate our revenue growth significantly while maintaining high operating margins. We believe that we have an opportunity to grow our business internationally and intend to continue to invest in our international business to take advantage of this opportunity.

We expect to continue to invest for the foreseeable future in expanding our business as we increase our direct inside sales presence in the United States, Europe and Asia, enhance and expand our product offerings and pursue strategic acquisitions. We expect to continue to experience significant annual growth in our business while striving to maintain and increase Adjusted EBITDA as a percentage of revenue; however, there is a risk that the returns that we achieve on future investments in the growth of our business will not be as rapid or as high as what we have achieved in the past. In January 2010, we acquired certain assets of Tek-Tools to expand the range of elements of IT infrastructure that we monitor and manage to include storage and virtualized servers. We expect our revenue to increase from this acquisition. We expect Adjusted EBITDA as a percentage of revenue to decrease initially and return to approximately the same level as 2009 by the end of 2010.

Key Components of Our Results of Operations

Sources of Revenue

Our revenue is primarily comprised of license and maintenance revenue. We license our software under perpetual licenses, which typically include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new licenses and upgrades to our software. We have experienced annual and quarterly growth in license revenue. Customers can renew and generally have renewed their maintenance agreements for annual periods at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. Maintenance revenue is an important source of our future revenue. We have experienced strong and consistent annual and quarterly growth in maintenance and other revenue. Because our maintenance base grew during 2007, 2008 and 2009 due to new license sales and high customer retention, we expect maintenance revenue to continue to increase in future periods.

Cost of Revenue

Cost of revenue primarily consists of personnel costs related to providing technical support services and amortization of acquired developed product technologies. Personnel costs include salaries, bonuses and stock-based compensation for technical support personnel, as well as an allocation of our facilities, information technology and other overhead costs and our employee benefit costs. We allocate stock-based compensation expense to personnel costs based on the expense category in which the option holder works. We allocate overhead, such as rent, computer and other technology costs, and employee benefit costs to personnel costs in each expense category based on worldwide headcount in that category. We expect our cost of revenue to increase in absolute dollars but to remain relatively stable as a percentage of revenue in future periods.

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

Our operating expenses increased in absolute dollars and as a percentage of revenue in each of 2007, 2008 and 2009 as we have built infrastructure and added employees across all categories in order to accelerate and support our growth and to expand into international markets. We expect our operating expenses in future periods to continue to increase in absolute dollars and, as a result of the Tek-Tools acquisition, to be higher as a percentage of revenue in 2010 as we integrate the business.

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives, commissions earned by our sales personnel, the cost of marketing programs such as on-line lead generation, promotional events and webinars and the cost of business development programs. During the third quarter of 2007, we began to make significant investments to expand our sales operations outside the United States, particularly in Europe. We established a sales and support center in Cork, Ireland in July 2007 and have continued to add resources to this facility. We also opened an international sales and support center in Singapore in June 2008 and have expanded operations since then at that center. We expect to continue to hire sales personnel in the United States and in both of our international offices in 2010.

Research and Development. Research and development expenses primarily consist of personnel costs for our product development employees and executives and fees to our contract development vendors in Eastern Europe. We have devoted our development efforts primarily to expanding our product line and increasing the functionality and enhancing the ease-of-use of our software offerings. In 2008, we opened a development center in the Czech Republic to take advantage of low labor rates and strong technical talent and acquired research and development personnel in New Zealand as part of our acquisition of Trilenium. Since establishing our research and development center in the Czech Republic, we have significantly increased our research and development employee headcount and relied less on our Eastern European contract development vendors for research and development personnel.

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

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, foreign exchange gains (losses) and government grant income. Interest income represents interest received on our cash and cash equivalents. Interest expense is associated with our outstanding long-term debt, which was $44.1 million and $101.1 as of December 31, 2009 and 2008, respectively. Foreign exchange gains (losses) relate to expenses and transactions denominated in currencies other than the functional currency of the associated company. Government grant income relates to grants to be received by our Irish and Czech Republic entities for the creation of job positions and related training costs.

Income Tax Expense

Income tax expense primarily consists of corporate income taxes related to profits resulting from the sale of our software offerings by our United States and Irish entities. We expect our income tax expense to increase in absolute dollars as our profits continue to increase; however, we expect our effective tax rate to continue to decline slowly, due to the lower corporate tax rate in Ireland, as our international revenue increases as a percentage of total revenue.

We benefit from the tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit expired on December 31, 2009, and if not renewed under similar terms as in prior years, the result could have a material impact on our financial results.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Impairment of Long-Lived Assets

We evaluate long-lived assets held and used for impairment whenever events or changes in circumstances indicate that their net book values may not be recoverable. We continually evaluate whether events and circumstances have occurred that indicate the balance of our property and equipment and intangible assets with finite lives may not be recoverable. This evaluation is significantly impacted by estimates and assumptions of future revenue, expenses and other factors, which are affected by changes in the business climate, legal matters and competition. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment or our intangible assets with finite lives, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. When these factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. We base the impairment, if any, on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows of those assets, and record it in the period in which we make the determination.

Goodwill and Other Intangible Assets with Indefinite Lives

We made two acquisitions in 2007 and one acquisition in 2008 that resulted in the recognition of goodwill (Note 3). We test goodwill and other intangible assets with indefinite lives for impairment on an annual basis in the fourth quarter of each year in accordance with the authoritative guidance for goodwill and other intangible assets. Additionally, we test goodwill and other intangible assets with indefinite lives in the interim if events and circumstances indicate that goodwill and other intangible assets with indefinite lives may be impaired. The events and circumstances that we consider include the business climate, legal factors, operating performance indicators and competition. We evaluate impairment of goodwill and other intangible assets with indefinite lives using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying amount of the goodwill and other intangible assets with indefinite lives of that reporting unit. If the carrying amount of the goodwill and other intangible assets with indefinite lives of a reporting unit exceeds the fair value of that goodwill and other intangible assets with indefinite lives, we would recognize an impairment loss in an amount equal to the excess of carrying value over fair value. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results.

Intangible Assets

Intangible assets consist of acquired developed product technologies, acquired customer relationships, patents and licenses to use intellectual property. As discussed in Note 3, we made two acquisitions in 2007 and one acquisition in 2008 that resulted in the recognition of intangible assets. We record intangible assets at fair value and amortize those with finite lives over the shorter of the contractual life or the estimated useful life, which is generally three to seven years for customer relationships, five to seven years for acquired developed product technologies and ten years for intellectual property. We record trademarks at fair value and consider them to have an indefinite life with the exception of the trademarks acquired in the Trilenium acquisition. We are amortizing the Trilenium trademarks over seven years. We estimate the useful lives of acquired developed product technologies and customer relationships based on factors that include the planned use of each developed product technology and the expected pattern of future cash flows to be derived from each developed product technology and existing customer relationships. We include amortization of acquired developed product technologies in cost of license revenue and amortization of customer relationships in general and administrative expenses in our consolidated statements of income.

Revenue Recognition

We derive substantially all of our revenue from the licensing of our software products and from the sale of maintenance agreements. We include one year of maintenance as part of the initial purchase price of each software offering and then sell annual renewals of this maintenance agreement. In accordance with current guidance, we recognize revenue for software, maintenance and other services when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable.

License Revenue. We consider delivery of our software to have occurred and recognize revenue from the sale of perpetual licenses to our software when risk of loss transfers to the customer or reseller, which is generally upon electronic transfer of the license key that provides immediate availability of the product to the purchaser.

We sell licenses to our software products through our direct inside sales force and through our distributors and other resellers. Our distributors do not carry inventory of our software; we generally require resellers to specify the end-user of the software at the time of the order. If the reseller does not provide end-user information, then we will generally not fulfill the order. Our distributors and resellers have no rights of return or exchange for software that they purchase from us and payment for these purchases is due to us without regard to whether the distributors or resellers collect payment from their customers.

We generally use a purchase order, an authorized credit card, an electronic or manually signed license agreement, or the receipt of a cash payment as evidence of an arrangement. Sales through resellers are typically evidenced by a reseller agreement, together with purchase orders or authorized credit cards on a transaction-by-transaction basis.

We account for sales incentives to customers or resellers as a reduction of revenue at the time we recognize the revenue from the related product sale. We report revenue net of any sales tax collected.

Our return policy generally does not allow distributors, resellers or direct customers to return software offerings.

Because our software is always sold with maintenance, we calculate the amount of revenue allocated to the software license by determining the fair value of the maintenance and subtracting it from the total invoice or contract amount. We establish vendor-specific objective evidence, or VSOE, of the fair value of maintenance services by the standard published list pricing for our maintenance renewals since we generally charge list prices for our maintenance renewals.

Maintenance and Other Revenue. We derive maintenance revenue from fees for software maintenance services. We recognize maintenance revenue ratably on a daily basis over the contract period. Customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements to new versions of their software products on a when-and-if-available basis. Other revenue consists of training and consulting revenue, which is recognized upon delivery of the training course or consulting services to the end customer. Training and consulting revenue is not currently significant nor do we expect it to become significant in future periods.

Stock-Based Compensation

We have granted our employees stock options for common stock. On January 1, 2006, we adopted the authoritative guidance on share-based payments that requires recognizing compensation costs for all share-based payment awards made to employees based upon each award’s estimated grant date fair value. It covers employee stock options, restricted stock and employee stock purchases related to employee stock purchase plans.

We utilize the Black-Scholes option-pricing model to determine the fair value of our stock option awards. For stock options that contain only a service vesting feature, we recognize compensation cost on a straight-line basis over the respective vesting periods. Stock-based compensation decreased income before income taxes by $7.9 million, $5.9 million and $3.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The income tax benefit related to stock-based compensation was $1.9 million, $1.0 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

An excess tax benefit arises when the tax deduction related to stock option awards is greater than the award’s original grant date fair value pursuant to the authoritative guidance. For financial reporting purposes, this excess tax benefit is not recorded as a tax benefit in our consolidated statements of income, but is instead treated as additional paid-in capital in our consolidated balance sheets. For the year ended December 31, 2009 we recognized $11.3 million of tax benefits from the exercise of stock option awards, of which $8.7 million resulted in excess tax benefits. For the year ended December 31, 2008 we recognized $94,000 of tax benefits from the exercise of stock option awards, of which $83,000 resulted in excess tax benefits. For the year ended December 31, 2007 we recognized $0.3 million of tax benefits from the exercise of stock option awards, of which $0.3 million resulted in excess tax benefits. These excess tax benefits must be reported in net cash provided by financing activities in our consolidated statements of cash flows.

Income Taxes

We use the liability method of accounting for income taxes as set forth in the authoritative guidance for income taxes. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of our assets and liabilities.

In July 2006, guidance on accounting for uncertainty in income taxes clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We adopted this guidance on January 1, 2007. At the adoption, there was no liability for uncertain tax positions due to the fact that there were no material identified tax benefits that were considered uncertain tax positions. At December 31, 2009 and 2008, we had $0.4 million and $0.2 million of unrecognized tax benefits, respectively, all of which, if recognized, would affect our effective tax rate.

We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the adoption date of this guidance, there was no accrued interest or penalties. As of December 31, 2009 and 2008, there was an insignificant amount accrued for interest and penalties related to unrecognized tax benefits.

In calculating our effective tax rate, we make judgments regarding certain tax positions, including the timing and amount of deductions and allocations of income among various tax jurisdictions.

The adoption of this guidance required us to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments were reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities.

We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

We intend either to invest our non-U.S. earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner. For this reason, we do not record federal income taxes on the undistributed earnings of our foreign subsidiaries.

	Year Ended December 31,
Consolidated Statement of Income Data	2009	2008	2007
(in thousands)
Revenue:
License	$62,378	$55,461	$39,525
Maintenance and other	54,068	37,674	22,210

Total revenue	116,446	93,135	61,735
Cost of revenue (1)	4,860	3,588	2,253

Gross profit	111,586	89,547	59,482

Operating expenses:
Sales and marketing (1)	30,548	22,664	12,909
Research and development (1)	11,199	8,452	5,899
General and administrative (1)	26,038	16,464	9,763

Total operating expenses	67,785	47,580	28,571

Operating income	43,801	41,967	30,911

Other income (expense):
Interest income	267	528	528
Interest expense	(4,253)	(8,539)	(10,235)
Other income (expense)	90	(934)	(73)

Total other expense	(3,896)	(8,945)	(9,780)

Income before income taxes	39,905	33,022	21,131
Income tax expense	10,396	10,717	7,524

Net income	$29,509	$22,305	$13,607

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$79	$63	$39
Sales and marketing	1,950	1,593	1,213
Research and development	1,151	755	467
General and administrative	4,711	3,509	2,091

	$7,891	$5,920	$3,810

Comparison of the Years Ended December 31, 2009 and 2008

Revenue

	Year Ended December 31,
	2009		2008		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
(dollars in thousands)
License	$62,378	53.6%	$55,461	59.5%	$6,917
Maintenance and other	54,068	46.4	37,674	40.5	16,394

Total	$116,446	100.0%	$93,135	100.0%	$23,311

Revenue was $116.4 million in the year ended December 31, 2009 compared to $93.1 million in the year ended December 31, 2008, an increase of $23.3 million, or 25.0%. This increase was comprised of a $16.4 million increase in maintenance and other revenue, which resulted from a growing maintenance base due to new license sales and continued high customer retention, and a $6.9 million increase in license revenue. Our license revenue increased as a result of an increase in sales to commercial customers in both our North American and international markets, an increase in sales to the U.S. federal government and an increase in our average transaction size for new license sales from approximately $5,900 in 2008 to $6,900 in 2009.

Cost of Revenue and Gross Margin

	Year Ended December 31,
Cost of Revenue and Gross Margin	2009	2008	Change
(dollars in thousands)
Total revenue	$116,446	$93,135	$23,311
Total cost of revenue	4,860	3,588	1,272

Gross profit	$111,586	$89,547	$22,039

Gross margin	95.8%	96.1%

Cost of revenue was $4.9 million in 2009 compared to $3.6 million in 2008, an increase of $1.3 million, or 35.5%. This increase was primarily due to a $1.2 million increase in cost of maintenance revenue related to increased headcount of our North American and European support organizations, and our addition of support personnel in Asia, to support the new customers we added during 2008 and 2009. Cost of license revenue also increased by $0.2 million in 2009 compared to 2008 due to the amortization of acquired product technologies associated with the Trilenium acquisition in the fourth quarter of 2008. These increases were offset by a $0.2 million decrease in training, employment fees and travel expenses.

Operating Expenses

	Year Ended December 31,
	2009		2008		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue
(dollars in thousands)
Sales and marketing	$30,548	26.2%	$22,664	24.3%	$7,884
Research and development	11,199	9.6	8,452	9.1	2,747
General and administrative	26,038	22.4	16,464	17.7	9,574

Total	$67,785	58.2%	$47,580	51.1%	$20,205

Sales and Marketing. Sales and marketing expenses were $30.5 million in 2009 compared to $22.7 million in 2008, an increase of $7.9 million, or 34.8%. Sales and marketing expenses increased in 2009 due to the expansion of our direct inside sales force in the United States, Europe and Asia from 2008 to 2009, an increase in marketing personnel and expenses in the United States and Europe and an increase in business development costs. As a result of these efforts, our sales and marketing personnel costs increased by $6.6 million along with an increase of $0.3 million in marketing programs such as additional advertising campaigns and business development activities. Other costs such as credit card processing fees, contract services, software subscription costs, employee meetings and other miscellaneous employee expenses increased $0.9 million.

Research and Development. Research and development expenses were $11.2 million in 2009 compared to $8.5 million in 2008, an increase of $2.7 million, or 32.5%. In order to support our product development strategy, we increased the size of our research and development organization in 2009, including a significant increase to our personnel in our Czech Republic development center. Our personnel costs increased by $3.1 million, which was offset by a decrease in fees we paid to our offshore contract research and development vendors of $0.5 million from 2008 to 2009.

General and Administrative. General and administrative expenses were $26.0 million in 2009 compared to $16.5 million in 2008, an increase of $9.6 million, or 58.2%. The increase was primarily due to an $8.0 million increase in legal fees and settlement expenses associated with a claim by a former employee that was settled in December 2009 and a $2.3 million increase in personnel costs. In addition, we incurred $0.7 million of legal, accounting and professional fees in 2009 in connection with the secondary offering of shares of common stock held by our pre-IPO major investors. These increases were offset by a $1.0 million decrease in management fees and a $0.3 million decrease in bad debt expense from 2008 to 2009.

Other Income (Expense)

	Year Ended December 31,
Other Income (Expense)	2009	2008	Change
(dollars in thousands)
Interest income	$267	$528	$(261)
Interest expense	(4,253)	(8,539)	4,286
Other income (expense)	90	(934)	1,024

Total	$(3,896)	$(8,945)	$5,049

Interest expense in 2009 decreased by $4.3 million from 2008 due to a lower amount of outstanding indebtedness because of our principal prepayments in 2009, a lower effective interest rate on our outstanding debt and a $0.3 million fee, paid to our lenders in March 2008 as consideration for an amendment to our credit agreements, that was treated as an additional interest expense. In March 2009, we prepaid $7.2 million of principal pursuant to our first lien credit agreement. These decreases were offset by a $0.4 million write-off of debt issuance costs included in interest expense for 2009 associated with the mandatory repayment of $49.8 million of principal with the net proceeds of our IPO in May 2009, reducing our principal balance on our outstanding debt to $44.1 million as of December 31, 2009. Pursuant to the terms of our credit agreements, our interest rate is reset periodically. Our effective interest rate in 2008 was 8.5%. Our effective interest rate in 2009, excluding the $0.4 million write-off of debt issuance costs, was 5.7%.

Income Tax Expense

Our income tax expense in 2009 decreased by $0.3 million from 2008 and our effective tax rate decreased from 32.5% in 2008 to 26.1% in 2009. Our effective tax rate decreased primarily as a result of an increase in research and development tax credits generated in the United States and an increase in the percentage of our earnings that are generated by our international operations, which are generally taxed at lower corporate tax rates than in the United States.

Comparison of the Years Ended December 31, 2008 and 2007

Revenue

	Year Ended December 31,
	2008		2007		Change
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
(dollars in thousands)
License	$55,461	59.5%	$39,525	64.0%	$15,936
Maintenance and other	37,674	40.5	22,210	36.0	15,464

Total	$93,135	100.0%	$61,735	100.0%	$31,400

Revenue was $93.1 million in 2008 compared to $61.7 million in 2007, an increase of $31.4 million, or 50.9%. This increase was comprised of a $15.9 million increase in license revenue and a $15.5 million increase in maintenance and other revenue. The increases in both license revenue and maintenance and other revenue were primarily due to the increased demand for our software products. Our average transaction size for new license sales in 2008 was approximately $5,900, which represents an increase from $5,100 in 2007. We experienced sales growth in North America, EMEA, the Asia Pacific region and Latin America during 2008 compared to 2007. Our sales growth in license revenue was primarily related to our continued efforts to add sales personnel in order to respond to the increased demand for our software products. In addition, maintenance and other revenue increased as our maintenance base continued to grow due to strong new license sales and high customer retention.

Cost of Revenue and Gross Margin

	Year Ended December 31,
Cost of Revenue and Gross Margin	2008	2007	Change
(dollars in thousands)
Total revenue	$93,135	$61,735	$31,400
Total cost of revenue	3,588	2,253	1,335

Gross profit	$89,547	$59,482	$30,065

Gross margin	96.1%	96.4%

Cost of revenue was $3.6 million in 2008 compared to $2.3 million in 2007, an increase of $1.3 million, or 59.3%. This increase was due primarily to an increase in cost of maintenance revenue related to an increase in headcount of our North American and European support organizations in 2008 compared to 2007 in order to support the increasing number of new customers we added during 2007 and 2008. Cost of license revenue also increased due to the amortization of acquired product technologies associated with two acquisitions we made in the second quarter of 2007. This non-cash amortization of acquired product technologies was $0.2 million for 2008 and was recorded in cost of license revenue. Our gross margin as a percentage of revenue was relatively consistent in 2007 and 2008.

Operating Expenses

	Year Ended December 31,
	2008		2007		Change
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue
(dollars in thousands)
Sales and marketing	$22,664	24.3%	$12,909	20.9%	$9,755
Research and development	8,452	9.1	5,899	9.6	2,553
General and administrative	16,464	17.7	9,763	15.8	6,701

Total	$47,580	51.1%	$28,571	46.3%	$19,009

Sales and Marketing. Sales and marketing expenses were $22.7 million in 2008 compared to $12.9 million in 2007, an increase of $9.8 million, or 75.6%. Increases occurred in sales and marketing expenses during 2008 as we focused on building a larger direct inside sales force in the United States and made significant investments to expand our sales operations outside the United States, by adding personnel to our sales center in Cork, Ireland and establishing a sales center in Singapore in June 2008 to support our growth in the Asia Pacific region. In addition, we made a significant investment in business development activities in 2008, including adding a Vice President of Business Development, in order to take advantage of partnering opportunities that have the potential to expand our business. As a result of these efforts, our sales and marketing personnel costs increased by $6.8 million and stock-based compensation expense increased by $0.4 million. We also increased our spending on marketing programs and other activities in 2008 compared to 2007. Marketing program costs such as Internet search optimization expenses, trade show costs and search engine placement fees increased $1.6 million in 2008 compared to 2007. Other costs such as credit card processing fees, recruiting fees, and software licensing costs increased by $0.7 million.

Research and Development. Research and development expenses were $8.5 million in 2008 compared to $5.9 million in 2007, an increase of $2.6 million, or 43.3%. In order to support our product development strategy, we increased the size of our North American research and development organization, we opened a research and development facility in the Czech Republic in April 2008 and we established a relationship with two contract research and development vendors in Eastern Europe. In addition, we added to our research and engineering team as a result of two acquisitions that we made in the second quarter of 2007 and one acquisition that we made in the fourth quarter of 2008. Our personnel costs increased by $1.8 million and the fees we paid to our offshore contract research and development vendors increased by $0.3 million from 2007 to 2008.

General and Administrative. General and administrative expenses were $16.5 million in 2008 compared to $9.8 million in 2007, an increase of $6.7 million, or 68.6%. This increase was due primarily to a $2.4 million increase in personnel costs, a $1.4 million increase in stock-based compensation expense and a $0.5 million increase in facility and information technology costs to support our growth and international expansion. Professional fees, principally from accounting, audit and tax fees related to our IPO that were required to be expensed and legal fees, increased by $1.6 million.

Other Income (Expense)

	Year Ended December 31,
Other Income (Expense)	2008	2007	Change
(in thousands)
Interest income	$528	$528	$—
Interest expense	(8,539)	(10,235)	(1,696)
Other income (expense)	(934)	(73)	861

Total	$(8,945)	$(9,780)	$(835)

Interest expense in 2008 decreased by $1.7 million compared to 2007 due to lower average interest rates in the 2008 period. Our total average outstanding debt balance was approximately the same during both periods. Pursuant to the terms of our credit agreements, our interest rate is reset periodically. Our effective interest rate for 2008 was 8.4% as compared to 10.0% in 2007. Other expense increased due to foreign exchange losses associated with the currency fluctuations of the British Pound Sterling and U.S. dollar against the Euro.

Income Tax Expense

Our income tax expense in 2008 increased by $3.2 million from 2007. This increase resulted from an increase in our income before income taxes of $11.9 million from 2007 to 2008 and was partially offset by a decrease in our effective tax rate from 35.6% in 2007 to 32.5% in 2008 as a result of the establishment of our European operations in July 2007.

Acquisitions

In 2007, we acquired certain assets and liabilities from IPMonitor for $5.9 million and all of the issued and outstanding shares of Neon for $3.75 million. In December 2008, we acquired substantially all of the assets and liabilities of Trilenium for $7.2 million in cash. We have included the operating results of this acquisition in our consolidated results from the effective date of the acquisition.

We accounted for each of those acquisitions using the purchase method of accounting. In each case, we allocated the purchase price to the assets acquired, including intangible assets, and liabilities assumed, based on estimated fair values at the date of the acquisition. We derived the value of intangible assets of $1.8 million in the aggregate for the IPMonitor and Neon acquisitions and $2.1 million for the Trilenium acquisition from the present value of estimated future benefits from the various intangible assets acquired. At the time of the acquisitions, we recorded goodwill of $9.1 million in the aggregate for the IPMonitor and Neon acquisitions and $5.0 million for the Trilenium acquisition, representing in each case the excess of the purchase price over the aggregate fair values of the net identifiable assets acquired. Since the date of the IPMonitor and Neon acquisitions, we have recorded additional goodwill of $1.7 million related to additional acquisition costs. In 2009, we decreased the goodwill associated with the Trilenium acquisition by $0.4 million based on the final valuation report.

Recent Events

In January 2010, we entered into an asset purchase agreement pursuant to which we acquired certain assets of Tek-Tools for a maximum aggregate purchase price of $42.0 million. We will also account for this acquisition using the purchase method of accounting. We expect to complete the allocation of the purchase price of this acquisition to the assets acquired prior to March 31, 2010.

On February 2, 2010, our Board of Directors approved the appointment of Michael S. Bennett as Executive Chairman, Kevin B. Thompson as President and Chief Executive Officer and Michael J. Berry as Senior Vice President and Chief Financial Officer. These appointments will be effective as of March 1, 2010. Upon these appointments, Mr. Thompson will serve as our principal executive officer and Mr. Berry will serve as our principal financial officer.

Liquidity and Capital Resources

At December 31, 2009, we had $129.8 million in cash and cash equivalents and $89.7 million of working capital. In May 2009, we completed our IPO, in which we received approximately $100.5 million in net proceeds.

Our available cash and cash equivalents are held in bank deposits and money market funds. Our money market mutual funds invest exclusively in high-quality, short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or are not insured by the FDIC. While we monitor the balances in our accounts and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions fail or could be subject to adverse conditions in the financial markets. We strive to maintain our cash deposits and invest our money market funds with financial institutions of reputable credit and therefore bear minimal credit risk. To date, we have experienced no loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

As of December 31, 2008, we had approximately $101.1 million of outstanding indebtedness under our credit facilities. Pursuant to the terms of our first lien credit agreement, we were required to repay approximately $57.0 million of the outstanding principal amount in 2009 (discussed in more detail below under “—Net Cash Provided by (Used in) Financing Activities”). We did not elect to prepay any additional outstanding indebtedness under our credit facilities in 2009. Subsequent to the aggregate $57.0 million payment during 2009, we had approximately $44.1 million of outstanding indebtedness under our credit facilities at December 31, 2009. Prior to April 30, 2010, we anticipate making a required prepayment of $16.9 million of outstanding principal based on our excess cash flow in 2009. The outstanding balance matures in December 2011. See footnote 1 under “Contractual Obligations and Commitments” regarding further discussion of our obligations under our credit facilities. We estimate our capital expenditures for 2010 to be approximately $3.5 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment.

In connection with our acquisition of Tek-Tools in January 2010, we: (i) paid cash consideration of $26.0 million, (ii) held $2.0 million in escrow as security for breaches of representations and warranties, covenants and certain other expressly enumerated matters by Tek-Tools and its stockholders, (iii) agreed to pay $2.0 million upon the achievement of sales milestones of the acquired business during calendar year 2010, which payment we currently expect to make in early 2011, and (iv) agreed to pay $2.0 million upon the receipt of certain third-party consents, which payment we currently expect to make in 2010.

We use our cash and cash equivalents and cash flow from operations as our primary source of liquidity. We believe that our existing cash and cash equivalents and our cash flow from operations will be sufficient to fund our operations and our capital expenditures and pay our debt service for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new software products and enhancements to existing software products, and the continuing market acceptance of our software offerings. Although we are not currently a party to any agreement or letter of intent regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $49.2 million, $35.2 million and $22.1 million in 2009, 2008 and 2007, respectively. Net income was $29.5 million, $22.3 million and $13.6 million in 2009, 2008 and 2007, respectively. We incurred non-cash expenses totaling $4.2 million, $7.4 million and $3.6 million in 2009, 2008 and 2007, respectively. Non-cash expenses primarily consisted of stock-based compensation expense, excess tax benefit related to employee stock option exercises and the associated deferred tax asset reduction and depreciation and amortization expense. In addition, non-cash expenses in 2009 included $2.1 million of expenses paid by a stockholder in connection with the settlement of our lawsuit with a former employee.

The change in certain assets and liabilities resulted in a net source of cash of $15.5 million, $5.5 million and $4.9 million in 2009, 2008 and 2007, respectively. Cash provided by operating activities is driven by sales of our software offerings. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. Net cash provided by operating activities was reduced by interest payments of $5.0 million, $8.6 million and $10.1 million in 2009, 2008 and 2007, respectively. Net cash provided by operating activities was reduced by income tax payments of $5.7 million, $12.9 million and $6.6 million in 2009, 2008 and 2007, respectively. Net cash provided by operating activities was also reduced in 2009 by $6.5 million in legal fees and settlement expenses, net of insurance reimbursements, paid by us in connection with the settlement of our lawsuit with a former employee.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3.2 million, $11.0 million and $12.2 million in 2009, 2008 and 2007, respectively. Cash used in investing activities in 2009 was primarily for purchase of software licenses and tools, computers and equipment, furniture and fixtures as we expanded our infrastructure and workforce. In 2008, we acquired certain assets and liabilities of Trilenium for an aggregate of $7.2 million in cash. We also incurred additional costs primarily consisting of payments in an aggregate amount of $1.3 million upon the achievement of certain performance criteria related to the Neon acquisition in 2007 and costs associated with the relocation of our corporate headquarters and opening of our Czech Republic development center. During 2007, we acquired Neon and certain assets and liabilities of IPMonitor for an aggregate of $9.8 million in cash. In addition, we made capital expenditures for software licenses, computer equipment, leasehold improvements and furniture and fixtures as we expanded our infrastructure and increased our personnel. We opened our international headquarters in Cork, Ireland in the third quarter of 2007.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $43.1 million in 2009. Net cash used in financing activities was $1.5 million in 2008. Net cash provided by financing activities in 2009 was due to the cash proceeds from our IPO of $104.6 million, after deducting underwriter discounts and commissions but before other offering costs, $8.5 million of proceeds from the exercise of employee stock options and the excess tax benefit related to employee stock option exercises of $8.7 million. These proceeds were offset by payments pursuant to our first lien credit agreement, which required us to repay a portion of the outstanding principal amount in early 2009 equal to a specified percentage of our 2008 excess cash flow and in May 2009 equal to half of the net proceeds received by us in our IPO. These payments were $7.2 million and $49.8 million, respectively. In addition, we made payments in 2009 for our IPO and secondary offering of approximately $1.7 million. Net cash used in financing activities in 2008 resulted from payments of $2.1 million for offering costs and the repayment of $1.4 million of our long-term debt offset by the receipt of a $1.7 million repayment of a note receivable issued to us by a stockholder. Net cash provided by financing activities was $0.2 million in 2007.

Pursuant to an agreement with our original stockholders, we made a one-time earnout payment of $20.0 million in November 2009 that was treated as a dividend payment pursuant to applicable accounting rules. This $20.0 million payment was reflected in our consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) as a reduction of additional paid-in capital.

Contractual Obligations and Commitments

We generally do not enter into long-term minimum purchase commitments. Our principal commitments as of December 31, 2009, in addition to those related to our long-term debt discussed below, consisted of obligations under facility leases for office space in Austin, Texas; Tulsa, Oklahoma; the Republic of Ireland; New Zealand; Singapore and the Czech Republic.

The following table summarizes our outstanding contractual obligations as of December 31, 2009, that require us to make future cash payments:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Long-term debt obligations (1)	$44,097	$16,871	$27,226	$—	$—
Accrued interest payable (1)	3,538	2,110	1,428	—	—
Operating lease obligations	16,163	3,178	5,560	4,415	3,010
Purchase obligations (2)	1,441	1,441	—	—	—
Capital lease obligations	9	9	—	—	—

Total contractual obligations (3)	$65,248	$23,609	$34,214	$4,415	$3,010

(1)

On December 13, 2005, we entered into credit agreements with an investment management firm pursuant to which we borrowed $85.0 million under a first lien note and $25.0 million under a second lien note. The first lien note bears interest at the three-month LIBOR rate plus 3.5% (3.8% at December 31, 2009) and the second lien note bears interest at the three-month LIBOR rate plus 5.25% to 6.25%, based on our leverage ratio under the second lien credit agreement (5.5% at December 31, 2009). Both notes are due and payable on December 13, 2011. The first lien credit agreement allows our lenders to elect to receive earlier repayment of amounts due under the first lien credit agreement, based on annual calculations of our excess cash flow as defined in the agreement. The agreement bases this payment upon a specified percentage of our calculated excess cash flow. We must offer to prepay the loans no later than 120 days after the end of the fiscal year for which we have calculated our excess cash flow. We paid $7.5 million, $1.4 million, $7.2 million and $49.8 million in principal on the notes in December 2006, April 2008, March 2009 and

May 2009, respectively. Thus, the total outstanding balance on the notes was $102.5 million at December 31, 2006 and 2007, $101.1 million at December 31, 2008 and $44.1 million at December 31, 2009. We repaid the $49.8 million of principal with a portion of the net proceeds from our IPO pursuant to the terms of the first lien agreement. The borrowings are secured by substantially all of our North American assets. The credit agreements contain financial covenants placing a limit on our annual capital expenditures and requiring us to maintain a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio as of the last day of each fiscal quarter. The interest coverage ratio is calculated as a ratio of Adjusted EBITDA for the trailing four quarters to cash interest expense for the trailing four quarters. To be in compliance, our interest coverage ratio had to be at least 3.5 to 1.0 as of December 31, 2009 and must be at least 3.5 to 1.0 as of the last day of each fiscal quarter thereafter. The leverage ratio is calculated as a ratio of consolidated total debt to Adjusted EBITDA for the trailing four quarters. Our leverage ratio as of December 31, 2009 could not be more than 2.75 to 1.0, and this maximum ratio decreases over time to 2.1 to 1.0 as of December 31, 2011. We were in compliance with each of these key operational and financial covenants as of December 31, 2009. See footnote 4 of “Selected Consolidated Financial Data” in this Report for a more detailed discussion of Adjusted EBITDA. In March and September 2008, we amended our credit agreements. These amendments clarified certain provisions of the credit agreements related to the structure of us and our subsidiaries and amended and permanently waived the default of certain covenants under the credit agreements. Accrued interest payable represents estimated interest expense to be paid through the maturity date.

(2)	Purchase obligations represent obligations under issued purchase orders for software license and support fees, marketing activities, and computer hardware and software.
(3)	We have excluded long-term tax liabilities of $0.4 million at December 31, 2009 related to uncertain tax positions from the amounts presented as the amounts that will be settled in cash are not known.

Off-Balance Sheet Arrangements

During 2009, 2008 and 2007, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Adopted Accounting Principles

In August 2009, the Financial Accounting Standards Board, or FASB, issued guidance on measuring liabilities at fair value, which provides clarification that, in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: the quoted price of the identical liability when traded as an asset; quoted prices for similar liabilities or similar liabilities when traded as assets; or another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of the authoritative guidance. This statement becomes effective for the first reporting period, including interim periods, beginning after issuance. We adopted this statement for the quarter ended September 30, 2009.

In June 2009, the FASB issued The FASB Accounting Standards Codification, or the Codification, authorizing the Codification as the sole source for authoritative guidance in accordance with U.S. GAAP. The Codification is effective for financial statements issued for reporting periods that end after September 15, 2009. The position supersedes all accounting standards in U.S. GAAP, aside from those issued by the SEC.

In May 2009, the FASB issued a standard that sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods ending after June 15, 2009. We adopted this standard in the quarter ended June 30, 2009 and it did not impact the consolidated financial results. Management has evaluated subsequent events up to February 24, 2010, the date of our issued financial statements.

In April 2009, the FASB and the Accounting Principles Board issued a clarification of previous guidance for interim disclosures about value of financial instruments that requires an entity to provide disclosures about fair value of financial instruments in interim financial information. The new guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. We adopted the new guidance in the quarter ended June 30, 2009. There was no impact on our condensed consolidated financial statements as it relates only to additional disclosures.

Recent Accounting Pronouncements

In September 2009, the FASB ratified two consensuses which will significantly affect the revenue recognition accounting policies for transactions that involve multiple deliverables and sales of software-enabled devices. The first consensus requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though those deliverables are not sold separately either by the company itself or other vendors. This consensus eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. In the absence of vendor-specific objective evidence and third-party evidence for one or more elements in a multiple-element arrangement, companies will estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element, whether delivered or undelivered, based on their relative selling prices, regardless of whether those estimated selling prices are evidenced by vendor-specific objective evidence, third-party evidence of fair value, or are based on the company’s judgment.

Under the second consensus, sales of tangible products that contain “essential” software will no longer be subject to the stringent revenue recognition requirements that apply to software licensing arrangements. The second consensus excludes tangible products from the scope of software revenue accounting requirements if they contain both software and non-software components that function together to deliver their essential functionality. For those tangible products, the new guidance from the first consensus will be applied and a greater proportion of the revenue from multiple-element arrangements involving tangible products that contain software will be recognized immediately in many circumstances.

Both consensuses will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. However, early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is permitted, but not required. In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes. In many circumstances, the new guidance under these consensuses will require significant changes to a company’s revenue recognition policies and procedures, including system modifications. We are currently evaluating the potential impact of these consensuses on our financial position and results of operations, but do not expect it to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominat being fluctuations in interest rates for borrowings under our credit facilities and foreign exchange rate risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $129.8 million at December 31, 2009 and $40.6 million at December 31, 2008. We held these amounts primarily in cash or money market funds. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt specific hedging strategies in the future. Any declines in interest rates, however, will reduce future interest income.

We had total outstanding debt of $44.1 million at December 31, 2009 and $101.1 million at December 31, 2008. The interest rate on this debt is variable and adjusts periodically based on the three-month LIBOR rate. If the LIBOR rate changes by 1%, our annual interest expense would change by approximately $0.4 million.

Foreign Currency Risk

Our results of operations and cash flows will be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro and British Pound Sterling. Our historical revenue has generally been denominated in U.S. dollars, and a significant majority of our current revenue continues to be denominated in U.S. dollars; however, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. dollar, primarily the Euro and the British Pound Sterling. Our expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States, Ireland, India, the Czech Republic and Singapore. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes, although we may do so in the future. Thus, fluctuations in currency exchange rates could harm our business in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-25 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. This report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

On February 24, 2010, we received a notice of resignation from Bob L. Martin resigning from our Board of Directors. Mr. Martin’s resignation will be effective on February 25, 2010. Mr. Martin was a Class II director whose term would otherwise have expired at our 2011 annual meeting of stockholders. Mr. Martin was also a member of our Audit Committee and Nominating and Governance Committee. We do not believe that Mr. Martin’s resignation was the result of any disagreement with us on any matter relating to our operations, policies or practices.

PART III

Certain information required by Part III is omitted from this report that we intend to file within our definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report relating to our 2010 annual meeting of stockholders (the “Proxy Statement”).

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our Amended and Restated Stock Incentive Plan (“2005 Plan”) and our 2008 Equity Incentive Plan (“2008 Plan”):

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	10,732,409	(1)	$4.6696	4,965,487	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	10,732,409		$4.6696	4,965,487

(1)	Consists of 10,599,366 shares and 133,043 shares of common stock underlying outstanding options granted under our 2005 Plan and 2008 Plan, respectively.
(2)	Represents shares of common stock available for issuance under our 2008 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed with Report

(1)	Financial Statements.

(2)	Financial Statement Schedules.

The following financial statement schedule should be read in conjunction with the consolidated financial statements of SolarWinds, Inc. filed as part of this Report:

•	Schedule II—Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.

(3)	Exhibits.

Exhibit Number	Exhibit Title

2.1(1)	Stock Purchase Agreement by and among SolarWinds Worldwide, LLC (as successor in interest to the Registrant), Neon Software, Inc., each of the shareholders of Neon Software, Inc. and U.S. Bank, National Association, dated May 14, 2007

2.2(1)	Asset Purchase Agreement by and among SolarWinds Worldwide, LLC (as successor in interest to the Registrant), IPMonitor Corporation, each of the shareholders of IPMonitor Corporation and Gowling Lafleur Henderson LLP, dated April 19, 2007

2.3(2)	Asset Purchase Agreement by and among the Registrant, SolarWinds Worldwide, LLC, SolarWinds Software Europe (Holdings) Limited, SolarWinds Software Europe Limited, Tek-Tools, Inc., the shareholders of Tek-Tools, Inc., and U.S. Bank, National Association, dated January 26, 2010

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Specimen Common Stock Certificate of the Registrant

4.2(1)	Stockholders Agreement by and among the Registrant and certain preferred and common stock holders, dated December 13, 2005, with Amendment No. 1 to Stockholders Agreement, dated March 13, 2008

4.3(1)	Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated December 13, 2005, with Amendment No. 1 to the Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated December 20, 2006

4.4(3)	Waiver under Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated October 25, 2009

Exhibit Number	Exhibit Title

4.5(1)	Stock Purchase Agreement by and among the Registrant and certain common and preferred stockholders, dated March 14, 2008

10.1(1)	Form of Indemnification Agreement for directors and officers

10.2(1)	Indemnification Agreement by and between the Registrant and Donald C. Yonce, dated July 22, 2008

10.3(1)	Amended and Restated Stock Incentive Plan #

10.4(1)	Form of Stock Option Agreement under Amended and Restated Stock Incentive Plan (Standard Form) #

10.5(1)	Form of Stock Option Agreement under Amended and Restated Stock Incentive Plan (Early Exercise Form) #

10.6(1)	2008 Equity Incentive Plan #

10.7(1)	Form of Stock Option Agreement under 2008 Equity Incentive Plan #

10.8(1)	Form of Restricted Stock Purchase Agreement under 2008 Equity Incentive Plan #

10.9(1)	Form of Restricted Stock Unit Agreement under 2008 Equity Incentive Plan

10.10(1)	Employment Agreement between SolarWinds Worldwide, LLC and Michael S. Bennett, dated May 11, 2006 #

10.11(1)	Employment Agreement between SolarWinds Worldwide, LLC and Kevin B. Thompson, dated June 28, 2006 #

10.12(4)	Employment Agreement between SolarWinds Worldwide, LLC and Michael J. Berry, dated February 8, 2010 #

10.13(1)	Employment Agreement between SolarWinds Worldwide, LLC and Kenny L. Van Zant, dated September 25, 2006 #

10.14(1)	Employment Agreement between SolarWinds Worldwide, LLC and Douglas G. Hibberd, dated August 7, 2006 #

10.15(1)	Employment Agreement between SolarWinds Worldwide, LLC and Rita J. Selvaggi, dated July 2006 #

10.16(1)	Employment Agreement between SolarWinds Worldwide, LLC and J. Barton Kalsu, dated August 1, 2007 #

10.17(1)	Employment Agreement between SolarWinds Worldwide, LLC and Douglas Rogers, dated December 27, 2006 #

10.18(1)	Employment Agreement between SolarWinds Worldwide, LLC and Bryan A. Sims, dated April 1, 2007 #

10.19(1)	Employment Agreement between SolarWinds Worldwide, LLC and Paul Strelzick, dated July 24, 2007 #

10.20(1)	Employment Agreement between SolarWinds Software Europe Limited and David Owens, dated March 23, 2007 #

10.21(1)	Employment Agreement between SolarWinds Worldwide, LLC and Karen L. White, dated May 5, 2008 #

10.22(1)	Employment Agreement between SolarWinds Worldwide, LLC and Garry D. Strop dated June 2, 2008 #

Exhibit Number	Exhibit Title

10.23(1)	Consulting Agreement and Release between SolarWinds Worldwide, LLC and Karen L. White, dated April 14, 2009 #

10.24(1)	Separation Agreement and Release of Claims between SolarWinds Worldwide, LLC and David A. Yonce, dated January 25, 2007 #

10.25(1)	Separation Agreement and Release of Claims between SolarWinds Worldwide, LLC and Donald C. Yonce, dated May 31, 2007 #

10.27(1)	Lease between SolarWinds Worldwide, LLC (as successor in interest to the Registrant) and Brandywine Acquisition Partners, LP, dated as of February 6, 2008

10.28(1)	Second Amendment to Lease between SolarWinds Worldwide, LLC and Brandywine Acquisition Partners, LP, dated as of March 3, 2009

10.29(1)	Credit and Guaranty Agreement by and among the Registrant, SolarWinds Worldwide, LLC (formerly known as SolarWinds.Net, LLC), various lenders, GoldenTree Asset Management, LP and The Bank of New York regarding the Registrant’s first lien senior secured credit facility, dated December 13, 2005

10.30(1)	Notes (first lien secured credit facility)

10.31(1)	Amendment and Waiver No. 1 to First Lien Credit Agreement by and among the Registrant, SolarWinds Worldwide, LLC (formerly known as SolarWinds.Net, LLC), various guarantors and The Bank of New York, dated March 14, 2008

10.32(1)	Amendment Number Two to Credit Agreement by and among Registrant, SolarWinds Worldwide, LLC (formerly known as SolarWinds.Net, LLC), various lenders, GoldenTree Asset Management, LP and Wells Fargo Foothill, LLC, dated September 5, 2008

10.33(1)	Credit and Guaranty Agreement by and among the Registrant, SolarWinds Worldwide, LLC (formerly known as SolarWinds.Net, LLC), various lenders, GoldenTree Asset Management, LP and The Bank of New York regarding the Registrant’s second lien senior secured credit facility, dated December 13, 2005

10.34(1)	Notes (second lien secured credit facility)

10.35(1)	Amendment and Waiver No. 1 to Second Lien Credit Agreement by and among the Registrant, SolarWinds Worldwide, LLC (formerly known as SolarWinds.Net, LLC), various guarantors and The Bank of New York, dated March 14, 2008

10.36(1)	Amendment Number Two to Credit Agreement (Second Lien) by and among the Registrant, SolarWinds Worldwide, LLC (formerly known as SolarWinds.Net, LLC), various lenders, GoldenTree Asset Management, LP and Wells Fargo Foothill, LLC, dated September 5, 2008

10.37(1)	License Agreement between SolarWinds Worldwide, LLC (as successor in interest to the Registrant) and NetSuite Inc., dated August 31, 2006

10.38(1)	Master Subscription Agreement between SolarWinds Worldwide, LLC (as successor in interest to the Registrant), salesforce.com, inc. and salesforce.com Sàrl

10.39(1)	Master Services Agreement between SolarWinds Worldwide, LLC (as successor in interest to the Registrant) and SoftServe, Inc., dated October 12, 2006

10.41(1)	E-Commerce Automation System License Agreement between the Registrant and Yonce Properties, LLC, dated December 14, 2005

21.1(3)	List of subsidiaries of the Registrant

Exhibit Number	Exhibit Title

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-149851) and all amendments thereto declared effective on May 19, 2009.
(2)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2010.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162661) and all amendments thereto declared effective on November 12, 2009.
(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2010.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS, INC.

Dated: February 24, 2010	By:	/S/ KEVIN B. THOMPSON
Kevin B. Thompson
President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL S. BENNETT Michael S. Bennett	Chairman and Chief Executive Officer (principal executive officer)	February 24, 2010

/S/ KEVIN B. THOMPSON Kevin B. Thompson	President, Chief Operating Officer, Chief Financial Officer and Treasurer (principal financial officer)	February 24, 2010

/S/ J. BARTON KALSU J. Barton Kalsu	Chief Accountant and Vice President, Finance (principal accounting officer)	February 24, 2010

/S/ STEVEN M. CAKEBREAD Steven M. Cakebread	Lead Independent Director	February 24, 2010

/S/ JEFFREY L. HORING Jeffrey L. Horing	Director	February 24, 2010

/S/ BOB L. MARTIN Bob L. Martin	Director	February 24, 2010

/S/ J. BENJAMIN NYE J. Benjamin Nye	Director	February 24, 2010

/S/ ELLEN F. SIMINOFF Ellen F. Siminoff	Director	February 24, 2010

/S/ JOHN D. THORNTON John D. Thornton	Director	February 24, 2010

/S/ DONALD C. YONCE Donald C. Yonce	Director	February 24, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SolarWinds, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of SolarWinds, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

February 24, 2010

SolarWinds, Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share information)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$129,788	$40,566
Accounts receivable, net of allowances of $149 and $117 as of December 31, 2009 and 2008, respectively.	15,786	13,722
Income tax receivable	109	728
Deferred taxes	252	40
Prepaid income taxes	4,675	—
Other current assets	2,116	1,420

Total current assets	152,726	56,476

Property and equipment, net	6,406	5,178
Debt issuance costs, net	399	1,101
Deferred taxes	2,078	1,847
Goodwill	15,444	15,745
Intangible assets and other, net	4,417	6,560

Total assets	$181,470	$86,907

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,293	$1,471
Accrued liabilities	4,928	3,284
Accrued interest payable	539	2,011
Income taxes payable	284	201
Current portion of deferred revenue	37,103	25,930
Current portion of capital lease obligations	9	25
Current portion of long-term debt	16,871	7,161

Total current liabilities	63,027	40,083
Long-term liabilities:
Deferred revenue, net of current portion	1,544	1,232
Capital lease obligations, net of current portion	—	10
Other long-term liabilities	607	188
Long-term debt, net of current portion	27,226	93,922

Total long-term liabilities	29,377	95,352

Total liabilities	92,404	135,435

Commitments and contingencies (Note 13)
Convertible preferred stock, $0.001 par value: no shares authorized, issued or outstanding as of December 31, 2009 and 46,551,618 shares authorized and 27,000,003 shares issued and outstanding as of December 31, 2008	—	27
Stockholders’ equity (deficit):
Common stock, $0.001 par value: 123,000,000 shares authorized and 66,502,098 and 28,166,656 shares issued and outstanding as of December 31, 2009 and 2008, respectively	67	28
Additional paid-in capital	123,083	15,166
Accumulated other comprehensive loss	(159)	(315)
Accumulated deficit	(33,925)	(63,434)

Total stockholders’ equity (deficit)	89,066	(48,555)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$181,470	$86,907

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.

Consolidated Statements of Income

(In thousands, except for per share information)

	Year Ended December 31,
	2009	2008	2007
Revenue:
License	$62,378	$55,461	$39,525
Maintenance and other	54,068	37,674	22,210

Total revenue	116,446	93,135	61,735
Cost of license revenue	494	272	219
Cost of maintenance and other revenue (1)	4,366	3,316	2,034

Gross profit	111,586	89,547	59,482

Operating expenses:
Sales and marketing (1)	30,548	22,664	12,909
Research and development (1)	11,199	8,452	5,899
General and administrative (1)	26,038	16,464	9,763

Total operating expenses	67,785	47,580	28,571

Operating income	43,801	41,967	30,911

Other income (expense):
Interest income	267	528	528
Interest expense	(4,253)	(8,539)	(10,235)
Other income (expense)	90	(934)	(73)

Total other expense	(3,896)	(8,945)	(9,780)

Income before income taxes	39,905	33,022	21,131
Income tax expense	10,396	10,717	7,524

Net income	29,509	22,305	13,607
Amount allocated to participating preferred stockholders	—	(10,922)	(6,681)

Net income available to common stockholders	$29,509	$11,383	$6,926

Basic earnings per share available to common stockholders	$0.58	$0.40	$0.25

Diluted earnings per share available to common stockholders	$0.52	$0.35	$0.24

Shares used in computation of basic earnings per share available to common stockholders	51,042	28,137	27,969

Shares used in computation of diluted earnings per share available to common stockholders	56,824	32,652	56,030

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2009	2008	2007
(in thousands)
Cost of maintenance revenue	$79	$63	$39
Sales and marketing	1,950	1,593	1,213
Research and development	1,151	755	467
General and administrative	4,711	3,509	2,091

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable from Stockholder	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2006	27,000	27	27,450	27	3,021	—	—	(99,346)	(96,298)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	(6)	—	(6)
Net income	—	—	—	—	—	—	—	13,607	13,607

Comprehensive income									13,601

Exercise of stock option	—	—	647	1	1,737	(1,738)	—	—	—
Interest on option exercised with note	—	—	—	—	30	—	—	—	30
Stock-based compensation	—	—	—	—	3,810	—	—	—	3,810
Excess tax benefit from stock-based compensation	—	—	—	—	323	—	—	—	323

Balances at December 31, 2007	27,000	27	28,097	28	8,921	(1,738)	(6)	(85,739)	(78,534)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	(309)	—	(309)
Net income	—	—	—	—	—	—	—	22,305	22,305

Comprehensive income									21,996

Purchase of stock	(726)	(1)	(726)	(1)	(13,639)	—	—	—	(13,640)
Issuance of stock	726	1	726	1	13,639	—	—	—	13,640
Repayment of note receivable from stockholder	—	—	—	—	—	1,738	—	—	1,738
Exercise of stock options			70		227				227
Interest on option exercised with note	—	—	—	—	15	—	—	—	15
Stock-based compensation	—	—	—	—	5,920	—	—	—	5,920
Excess tax benefit from stock-based compensation	—	—	—	—	83	—	—	—	83

Balances at December 31, 2008	27,000	27	28,167	28	15,166	—	(315)	(63,434)	(48,555)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	156	—	156
Net income	—	—	—	—	—	—	—	29,509	29,509

Comprehensive income									29,665

Common stock issued in public offering, net of issuance costs (Note 8)	—	—	9,000	9	100,677	—	—	—	100,686
Expenses paid by stockholder	—	—	—	—	2,100	—	—	—	2,100
Exercise of stock options	—	—	2,331	3	8,515	—	—	—	8,518
Issuance of restricted stock awards	—	—	4	—	—	—	—	—	—
Earnout dividend paid to original stockholders (Note 8)	—	—	—	—	(20,000)	—	—	—	(20,000)
Conversion of preferred stock to common stock	(27,000)	(27)	27,000	27	—	—	—	—	27
Stock-based compensation	—	—	—	—	7,891	—	—	—	7,891
Excess tax benefit from stock-based compensation	—	—	—	—	8,734	—	—	—	8,734

Balances at December 31, 2009	—	$—	66,502	$67	$123,083	$—	$(159)	$(33,925)	$89,066

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$29,509	$22,305	$13,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,166	1,436	785
Provision for doubtful accounts	175	505	118
Stock-based compensation expense	7,891	5,920	3,810
Expenses paid by stockholder	2,100	—	—
Deferred taxes	(281)	(1,005)	(1,242)
Excess tax benefit from stock-based compensation	(8,734)	(83)	(323)
Other non-cash expenses	915	663	453
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(2,099)	(3,553)	(5,362)
Income taxes receivable	613	(693)	—
Prepaid income taxes	(4,675)	—	869
Prepaid and other current assets	(673)	(846)	(383)
Accounts payable	1,791	(32)	828
Accrued liabilities	1,581	956	(93)
Accrued interest payable	(1,472)	(452)	(208)
Income taxes payable	9,078	(397)	1,293
Deferred revenue and other liabilities	11,340	10,493	7,955

Net cash provided by operating activities	49,225	35,217	22,107

Cash flows from investing activities
Purchases of property and equipment	(2,729)	(3,395)	(2,092)
Purchases of intangible assets	(401)	(349)	(353)
Decrease in restricted cash	—	1,000	—
Acquisition of businesses, net of cash acquired	(46)	(8,281)	(9,768)

Net cash used in investing activities	(3,176)	(11,025)	(12,213)

Cash flows from financing activities
Repayment of long-term debt	(56,986)	(1,417)	—
Exercise of stock options	8,518	227	—
Net cash proceeds from initial public offering	104,625	—	—
Interest on options exercised with note	—	15	30
Excess tax benefit from stock-based compensation	8,734	83	323
Repayments of capital lease obligations	(26)	(27)	(115)
Payments for offering costs	(1,745)	(2,092)	(84)
Earnout dividend paid	(20,000)	—	—
Proceeds from note receivable from stockholder	—	1,738	—
Proceeds from issuance of stock	—	13,640	—
Purchase of stock	—	(13,640)	—

Net cash provided by (used in) financing activities	43,120	(1,473)	154
Effect of exchange rate changes on cash and cash equivalents	53	(1,456)	(87)

Net increase in cash and cash equivalents	89,222	21,263	9,961
Cash and cash equivalents
Beginning of period	40,566	19,303	9,342

End of period	$129,788	$40,566	$19,303

Supplemental disclosure of cash flow information
Cash paid for interest	$4,976	$8,619	$10,069

Cash paid for income taxes	$5,665	$12,879	$6,640

Noncash investing and financing transactions
Fixed assets acquired under capital leases	$—	$—	$80

Exercise of stock option with note receivable from stockholder	$—	$—	$1,738

Capital lease termination and related asset write-off	$—	$412	$—

Conversion of preferred stock to common stock	$27	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations

SolarWinds, Inc., a Delaware corporation, and its subsidiaries, or we or us, design, develop, market, sell and support enterprise information technology, or IT, management software to IT professionals in organizations of all sizes. Our offerings range from individual software tools to more comprehensive software products, solve problems faced every day by IT professionals and help to enable efficient and effective management of networks and IT environments.

2. Summary of Significant Accounting Policies

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

Foreign Currency Translation

The functional currency of our foreign subsidiaries is determined in accordance with authoritative guidance issued by the FASB. We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit). Foreign currency translation gains were $0.2 million for the year ended December 31, 2009. Foreign currency translation losses were $0.3 million and $6,000 for the years ended December 31, 2008 and 2007, respectively. We record gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense) in our consolidated statements of income. There were no equity transactions denominated in foreign currencies for the years ended December 31, 2009 and 2008.

Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities, as reflected within the consolidated statements of income, were not material for the years ended December 31, 2009, 2008 and 2007.

Recently Adopted Accounting Principles

In August 2009, the Financial Accounting Standards Board, or FASB, issued guidance on measuring liabilities at fair value, which provides clarification that, in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: the quoted price of the identical liability when traded as an asset; quoted prices for similar liabilities or similar liabilities when traded as assets; or another valuation technique, such as a

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of the authoritative guidance. This statement becomes effective for the first reporting period, including interim periods, beginning after issuance. We adopted this statement in the quarter ended September 30, 2009.

In June 2009, the FASB, issued The FASB Accounting Standards Codification, or the Codification, authorizing the Codification as the sole source for authoritative guidance in accordance with United States generally accepted accounting principles, or GAAP. The Codification is effective for financial statements issued for reporting periods that end after September 15, 2009. The position supersedes all GAAP accounting standards aside from those issued by the United States Securities and Exchange Commission, or SEC.

In May 2009, the FASB issued a standard that sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods ending after June 15, 2009. We adopted this standard in the quarter ended June 30, 2009. This standard did not impact the consolidated financial results. Management has evaluated subsequent events up to February 24, 2010, the date of our issued consolidated financial statements. See Note 16 for a discussion of subsequent events.

In April 2009, the FASB and the Accounting Principles Board issued a clarification of previous guidance for interim disclosures about fair value of financial instruments that requires an entity to provide disclosures about fair value of financial instruments in interim financial information. The new guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. We adopted the new guidance in the quarter ended June 30, 2009. There was no impact on our consolidated financial statements as it relates only to additional disclosures.

Recent Accounting Pronouncements

In September 2009, the FASB ratified two consensuses that will significantly affect the revenue recognition accounting policies for transactions that involve multiple deliverables and sales of software-enabled devices. The first consensus requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though those deliverables are not sold separately either by the company itself or other vendors. This consensus eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. In the absence of vendor-specific objective evidence and third-party evidence for one or more elements in a multiple-element arrangement, companies will estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element, whether delivered or undelivered, based on their relative selling prices, regardless of whether those estimated selling prices are evidenced by vendor-specific object evidence, third-party evidence of fair value, or are based on the company’s judgment.

Under the second consensus, sales of tangible products that contain “essential” software will no longer be subject to the stringent revenue recognition requirements that apply to software licensing arrangements. The second consensus excludes tangible products from the scope of software revenue accounting requirements if they contain both software and non-software components that function together to deliver their essential functionality. For those tangible products, the new guidance from the first consensus will be applied, and a greater proportion of the revenue from multiple-element arrangements involving tangible products that contain software will be recognized immediately in many circumstances.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Both consensuses will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. However, early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is permitted, but not required. In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes. In many circumstances, the new guidance under these consensuses will require significant changes to a company’s revenue recognition policies and procedures, including system modifications. We are currently evaluating the potential impact of these consensuses on our financial position and results of operations, but do not expect it to have a material impact on our consolidated financial statements.

Concentrations of Risks

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2009, our $129.8 million in cash and cash equivalents consisted of $37.3 million of cash deposited with banks in demand deposit accounts and $92.5 million of cash equivalents in money market funds. As of December 31, 2008, our $40.6 million in cash and cash equivalents consisted of $15.6 million of cash deposited with banks in demand deposit accounts and $25.0 million of cash equivalents invested in money market funds. Our cash deposited with banks in demand deposit accounts may exceed the amount of insurance provided on these deposits. Our cash equivalents invested in money market funds are not insured and we are therefore at risk of losing our full investment. Generally, we may redeem our cash deposits and withdraw our invested cash equivalents upon demand. We strive to maintain our cash deposits and invest our money market funds with financial institutions of reputable credit and therefore bear minimal credit risk.

We provide credit to distributors, resellers and direct customers in the normal course of business. We generally extend credit to new customers based upon industry reputation and existing customers based upon prior payment history. The following distributors represented more than 10% of our revenue:

	Year Ended December 31,
	2009	2008	2007
Distributor A	13.8%	14.9%	—%
Distributor B (two customer identification numbers)	14.4	—	—

Distributor A represented 13.7% and 12.4% of our outstanding accounts receivable as of December 31, 2009 and 2008, respectively. We do not believe that our business is substantially dependent on either distributor or that the loss of either relationship would have a material adverse effect on our business.

Accounts Receivable

Accounts receivable represent trade receivables from customers when we have provided software licenses and/or annual software maintenance agreements and we have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance and the current economic environment. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. In 2009, we wrote-off $0.1 million related to various customer receivables. In 2008, we wrote-off $0.6 million primarily related to collection issues with two resellers. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.1 million at December 31, 2009 and 2008.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their respective fair values, due to the short-term nature of these instruments.

On January 1, 2008, we adopted the authoritative guidance on fair value measurements for financial assets and liabilities. The guidance became effective for financial assets and liabilities on January 1, 2008. On January 1, 2009, we began applying the provisions of the guidance for non-recurring fair value measurements of non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets, and property, plant and equipment. The guidance defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations.

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

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in our consolidated balance sheets:

	Basis of Fair Value Measurements
	Balance at December 31, 2009	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents—money market funds	$92,500	$92,500	$—	$—

	Basis of Fair Value Measurements
	Balance at December 31, 2008	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands-unaudited)
Cash equivalents—money market funds	$25,000	$25,000	$—	$—

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Property and Equipment

We record property and equipment at cost and depreciate them using the straight-line method over their estimated useful lives. We depreciate equipment over five years, furniture and fixtures over five to seven years, and purchased software over three to five years. We amortize leasehold improvements using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Upon retirement or sale of property and equipment, we remove the cost of assets disposed of and any related accumulated depreciation from our accounts and credit or charge any resulting gain or loss to other income (expense). We expense repairs and maintenance as they are incurred.

Impairment of Long-Lived Assets

We evaluate long-lived assets held and used for impairment whenever events or changes in circumstances indicate that their net book values may not be recoverable. We continually evaluate whether events and circumstances have occurred that indicate the balance of our property and equipment and intangible assets with finite lives may not be recoverable. This evaluation is significantly impacted by estimates and assumptions of future revenue, expenses and other factors, which are affected by changes in the business climate, legal matters and competition. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment or our intangible assets with finite lives, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. When these factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. We base the impairment, if any, on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows of those assets, and record it in the period in which we make the determination.

Goodwill and Other Intangible Assets with Indefinite Lives

We made two acquisitions in 2007 and one acquisition in 2008 that resulted in the recognition of goodwill (Note 3). We test goodwill and other intangible assets with indefinite lives for impairment on an annual basis in the fourth quarter of each year in accordance with the authoritative guidance for goodwill and other intangible assets. Additionally, we test goodwill and other intangible assets with indefinite lives in the interim if events and circumstances indicate that goodwill and other intangible assets with indefinite lives may be impaired. The events and circumstances that we consider include the business climate, legal factors, operating performance indicators and competition. We evaluate impairment of goodwill and other intangible assets with indefinite lives using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying amount of the goodwill and other intangible assets with indefinite lives of that reporting unit. If the carrying amount of the goodwill and other intangible assets with indefinite lives of a reporting unit exceeds the fair value of that goodwill and other intangible assets with indefinite lives, we would recognize an impairment loss in an amount equal to the excess of carrying value over fair value. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results.

Intangible Assets

Intangible assets consist of acquired developed product technologies, acquired customer relationships, patents and licenses to use intellectual property. As discussed in Note 3, we made two acquisitions in 2007 and one acquisition in 2008 that resulted in the recognition of intangible assets. We record intangible assets at fair

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

value and amortize those with finite lives over the shorter of the contractual life or the estimated useful life, which is generally three to seven years for customer relationships, five to seven years for acquired developed product technologies and ten years for intellectual property. We record trademarks at fair value and consider them to have an indefinite life with the exception of the trademarks acquired in the Trilenium acquisition. We are amortizing the Trilenium trademarks over seven years. We estimate the useful lives of acquired developed product technologies and customer relationships based on factors that include the planned use of each developed product technology and the expected pattern of future cash flows to be derived from each developed product technology and existing customer relationships. We include amortization of acquired developed product technologies in cost of license revenue and amortization of customer relationships in general and administrative expenses in our consolidated statements of income.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to our IPO in May 2009, were capitalized. Deferred offering costs, which were included in other intangible assets, were $0 and $2.2 million at December 31, 2009 and 2008, respectively. Upon the effectiveness of our IPO in May 2009, $4.1 million of deferred offering costs were offset against our public offering proceeds. Offering costs of $0.7 million relating to our secondary offering completed in October 2009 were expensed as incurred.

Long-Term Debt

On December 13, 2005, we entered into credit agreements with an investment management firm pursuant to which we borrowed $85.0 million on a first lien note, or First Lien Note, and $25.0 million on a second lien note, or Second Lien Note, and collectively the Notes. The First Lien Note had an outstanding principal balance of $19.1 million and $76.1 million at December 31, 2009 and 2008, respectively. The Second Lien Note had an outstanding principal balance of $25.0 million as of both December 31, 2009 and 2008. In March and May 2009, respectively, we repaid $7.2 million of principal based on our excess cash flow and $49.8 million with proceeds from the IPO of our common stock, reducing the total outstanding principal balance on the Notes to $44.1 million as of December 31, 2009.

The estimated fair value of our total amounts outstanding under the credit agreements at December 31, 2009 and 2008 was $43.0 million and $97.0 million, respectively, and was determined in accordance with fair value disclosure requirements. We estimated the fair value of the credit agreements by discounting future cash flows using interest rate spreads currently available for a credit agreement with similar terms and maturity to our existing outstanding borrowings. The total outstanding borrowings at December 31, 2009 and 2008 were recorded in our consolidated financial statements at their carrying values of $44.1 million and $101.1 million, respectively.

Debt Issuance Costs

We amortize debt issuance costs over the term of the associated debt. The gross carrying amount of debt issuance costs was $1.2 million and $2.2 million at December 31, 2009 and 2008, respectively and accumulated amortization was $0.8 million and $1.1 million at December 31, 2009 and 2008, respectively. In May 2009, we paid down $49.8 million of long-term debt with proceeds from our IPO and wrote-off $0.4 million of debt issuance costs related to the portion of debt paid down. Interest expense includes the amortization and write-off of debt issuance costs, which was $0.7 million for the year ended December 31, 2009 and was $0.4 million for each of the years ended December 31, 2008 and 2007.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Contingencies

We account for claims and contingencies in accordance with authoritative guidance that requires we record an estimated loss from a claim or loss contingency when information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred or if the amount of a probable loss cannot be reasonably estimated, then we are permitted to disclose the amount or range of estimated loss if the amount or range of estimated loss is material. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business. See Note 13 for a discussion of contingencies.

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

	Year Ended December 31,
	2009	2008	2007
Net income	$29,509	$22,305	$13,607
Comprehensive income	$29,665	$21,996	$13,601

Revenue Recognition

We derive substantially all of our revenue from the licensing of our software products and from the sale of maintenance agreements. We include one year of maintenance as part of the initial purchase price of each software offering and then sell annual renewals of this maintenance agreement. In accordance with current guidance, we recognize revenue for software, maintenance and other services when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable.

License Revenue. We consider delivery of our software to have occurred and recognize revenue from the sale of perpetual licenses to our software when risk of loss transfers to the customer or reseller, which is generally upon electronic transfer of the license key that provides immediate availability of the product to the purchaser.

We sell licenses to our software products through our direct inside sales force and through our distributors and other resellers. Our distributors do not carry inventory of our software; we generally require resellers to specify the end-user of the software at the time of the order. If the reseller does not provide end-user information, then we will generally not fulfill the order. Our distributors and resellers have no rights of return or exchange for software that they purchase from us and payment for these purchases is due to us without regard to whether the distributors or resellers collect payment from their customers.

We generally use a purchase order, an authorized credit card, an electronic or manually signed license agreement, or the receipt of a cash payment as evidence of an arrangement. Sales through resellers are typically evidenced by a reseller agreement, together with purchase orders or authorized credit cards on a transaction-by-transaction basis.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

We account for sales incentives to customers or resellers as a reduction of revenue at the time we recognize the revenue from the related product sale. We report revenue net of any sales tax collected.

Our return policy generally does not allow distributors, resellers or direct customers to return software offerings.

Because our software is always sold with maintenance, we calculate the amount of revenue allocated to the software license by determining the fair value of the maintenance and subtracting it from the total invoice or contract amount. We establish vendor-specific objective evidence, or VSOE, of the fair value of maintenance services by the standard published list pricing for our maintenance renewals since we generally charge list prices for our maintenance renewals.

Maintenance and Other Revenue. We derive maintenance revenue from fees for software maintenance services. We recognize maintenance revenue ratably on a daily basis over the contract period. Customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements to new versions of their software products on a when-and-if-available basis. Other revenue consists of training and consulting revenue, which is recognized upon delivery of the training course or consulting services to the end customer. Training and consulting revenue is not currently significant nor do we expect it to be significant in future periods.

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from maintenance fees and training services. We generally bill maintenance agreements annually in advance for services to be performed over a 12-month period. On occasion, customers will purchase maintenance renewals for periods longer than 12 months. We initially record the amounts to be paid under maintenance agreements as deferred revenue and recognize these amounts ratably on a daily basis over the term of the maintenance agreement. We record deferred revenue that will be recognized during the succeeding 12-month period as current deferred revenue and the remaining portion is recorded as long-term deferred revenue.

We recognize training revenue upon delivery of the training course to the end-user. We establish VSOE of fair value for training through the standard rates we charge for training when sold separately.

Cost of Revenue

Cost of License Revenue. Cost of license revenue consists of amortization of acquired developed product technologies, the costs of media kits and shipping-related costs. We are amortizing the acquired developed product technologies on a straight-line basis over their estimated useful lives of five to seven years. Amortization of acquired developed product technologies was $0.5 million, $0.2 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Cost of Maintenance and Other Revenue. Cost of maintenance and other revenue consists of compensation and benefits related to personnel providing customer support and an allocation of facilities and other overhead costs.

Research and Development Costs

We expense costs incurred in the research and development of our products as they are incurred. We expense costs associated with the development of computer software to be marketed prior to the establishment of technological feasibility and capitalize them from the point technological feasibility is reached until the product

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

is ready for general release. We did not capitalize any software development costs for the years ended December 31, 2009, 2008 and 2007 as costs incurred subsequent to the establishment of technological feasibility, but prior to general release, were insignificant.

Advertising

We expense advertising costs as incurred. Our advertising expense was $1.6 million, $1.5 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Advertising expense is included in operating expenses in the consolidated statements of income.

Leases

We lease facilities worldwide and certain equipment under non-cancelable lease agreements. The terms of some of our lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and accrue rent expense incurred but not paid.

Income Taxes

We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of our assets and liabilities.

In July 2006, the FASB issued guidance on accounting for uncertainty in income taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We adopted this guidance on January 1, 2007. At the adoption, there was no liability for uncertain tax positions due to the fact that there were no material identified tax benefits that were considered uncertain tax positions.

We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the adoption date of this guidance, there were no accrued interest and penalties.

Stock-Based Compensation

We have granted our employees stock options for common stock. On January 1, 2006, we adopted the authoritative guidance on share-based payments that requires recognizing compensation costs for all share-based payment awards made to employees based upon each award’s estimated grant date fair value. It covers employee stock options, restricted stock and employee stock purchases related to employee stock purchase plans.

We utilize the Black-Scholes option-pricing model to determine the fair value of our stock option awards. For stock options that contain only a service vesting feature, we recognize compensation cost on a straight-line basis over the respective vesting periods. Stock-based compensation decreased income before income taxes by $7.9 million, $5.9 million and $3.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The income tax benefit related to stock-based compensation was $1.9 million, $1.0 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

An excess tax benefit arises when the tax deduction related to stock option awards is greater than the award’s original grant date fair value pursuant to the authoritative guidance. For financial reporting purposes, this excess tax benefit is not recorded as a tax benefit in our consolidated statements of income, but is instead treated as additional paid-in capital in our consolidated balance sheets. For the year ended December 31, 2009 we recognized $11.3 million of tax benefits from the exercise of stock option awards, of which $8.7 million resulted

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

in excess tax benefits. For the year ended December 31, 2008 we recognized $94,000 of tax benefits from the exercise of stock option awards, of which $83,000 resulted in excess tax benefits. For the year ended December 31, 2007 we recognized $0.3 million of tax benefits from the exercise of stock option awards, of which $0.3 million resulted in excess tax benefits. These excess tax benefits must be reported in net cash provided by financing activities in our consolidated statements of cash flows.

Earnings Per Share

We computed basic earnings per share available to common stockholders by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the reporting period. We computed diluted earnings per share similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

3. Business Combinations

On April 19, 2007, we acquired substantially all of the assets and liabilities of IPMonitor Corporation, or IPMonitor, for $5.9 million in cash. The only assets and liabilities that we did not acquire were the deferred tax and investment tax credits. We also incurred direct acquisition costs of approximately $0.3 million. IPMonitor provided us an immediate product offering, also called ipMonitor, that was missing from our product offerings and eliminated the normal time to market required to develop a new software product. ipMonitor is an all-in-one availability monitoring application for network devices, servers and applications. We included the operating results of IPMonitor in our consolidated financial statements from the effective date of the acquisition.

On May 14, 2007, we completed the acquisition of all of the issued and outstanding shares of Neon Software, Inc., or Neon, for $3.75 million in cash. We also incurred direct acquisition costs of approximately $0.3 million. Under the purchase agreement, we paid an additional $0.8 million and $0.5 million in May 2008 and September 2008, respectively, upon the achievement of the two development milestones. The payments made under the purchase agreement increased the amount of goodwill recorded. The Neon acquisition provided us an immediate desktop application for automated network discovery and topology mapping and eliminated the normal time to market required to develop a new software product. We included the operating results of Neon in our consolidated financial statements from the effective date of the acquisition.

We made both of these acquisitions because of the immediate availability of product offerings that complemented our existing products. We accounted for the IPMonitor and Neon acquisitions using the purchase method of accounting. We paid the purchase price for each of the acquisitions during 2007. There were no significant adjustments to the purchase prices of the acquisitions during 2007 or 2008.

We allocated the purchase prices for IPMonitor and Neon as follows:

	IPMonitor	Neon
(in thousands)
Intangible assets:
Developed product technologies	$702	$456
Customer relationships	91	61
Trademarks	298	195
Goodwill	5,353	3,781
Deferred revenue	(472)	(314)
Net other assets (liabilities)	38	(421)

Total purchase price, net of cash acquired	$6,010	$3,758

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents our unaudited pro forma results of operations for 2007 as if the acquisitions had occurred at the beginning of the period. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place at the beginning the period, or of future results.

For the Year Ended December 31, 2007
Pro Forma
(in thousands)
Revenue	$62,607
Net income	13,434
Net income available to common stockholders	6,851
Net income per share:
Basic	$0.24
Diluted	$0.24

On December 23, 2008, we acquired substantially all of the assets and liabilities of Trilenium Investments Limited for $7.2 million in cash. We also incurred direct acquisition costs of approximately $0.1 million. This acquisition provided us immediate product offerings titled Kiwi Syslog Server and Kiwi CatTools. By acquiring these products, we eliminated the normal time to market required to develop a new software product. We made the payment of the purchase price for the acquisition during 2008. During 2009, we decreased goodwill by $0.4 million upon the completion of the valuation of the intangible assets. We included the operating results of this acquisition in our consolidated results from the effective date of the acquisition. This business is not considered material to our consolidated results of operations, financial position or cash flows.

We allocated the purchase price to the assets acquired, including cash and intangible assets, based on estimated fair value at the date of acquisition. We estimated the values of assets based on purchase price and future intended use. We derived the value of intangible assets from the present value of estimated future benefits from the various intangible assets acquired. Goodwill represents the excess of the purchase price over the aggregate fair value of the net identifiable assets acquired. The allocation of the purchase price to the assets acquired, including goodwill, was updated in the fourth quarter of 2009 upon the completion of the valuation of the intangible assets.

We allocated the purchase price as follows:

	Original Allocations	Adjusted Allocations
(in thousands)
Intangible assets:
Developed product technologies	$1,750	$1,800
Customer relationships	280	440
Trademarks	110	250
Goodwill	4,962	4,612

Total purchase price, net of cash acquired	$7,102	$7,102

The acquisitions in 2007 and 2008 were financed with cash flows from operations.

We considered trademarks to have an indefinite life and, accordingly, we do not amortize them, with the exception of the trademarks associated with the Trilenium acquisition. We are amortizing the Trilenium trademarks over seven years. Trademarks are subject to periodic impairment testing in future periods in

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

accordance with the authoritative guidance on goodwill and other intangible assets. We are amortizing the acquired developed product technologies and customer relationships on a straight-line basis over their estimated useful lives of five years and three years, respectively, with the exception of the acquired intangible assets associated with the Trilenium acquisition. We are amortizing these acquired intangible assets over seven years. See Note 4 for discussion of the goodwill recognized in connection with the acquisitions in 2007 and 2008.

4. Goodwill and Other Intangible Assets

At December 31, 2009 and 2008, we had goodwill in the amounts of $15.4 million and $15.7 million, respectively related to the acquisitions completed during 2007 and 2008 as discussed in Note 3. In the fourth quarter of 2009, we decreased goodwill by $0.4 million upon the completion of the valuation of the intangible assets in the Trilenium Investments Limited purchase. This decrease was offset by additional payments related to direct acquisition costs made during 2009. We assess the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. No impairment was noted at December 31, 2009 and 2008.

We record intangible assets in accordance with the authoritative guidance for business combinations. The developed product technologies that we acquired were as follows: (i) IPMonitor, the all-in-one availability monitoring application for network devices, servers and applications (and the intellectual property contained therein), to which we sell a perpetual license; (ii) Neon’s desktop application for automated network discovery and topology mapping (and the intellectual property contained therein); (iii) Kiwi Syslog Server, which receives, logs, displays and forwards syslog messages from network devices; and (iv) Kiwi CatTools, which manages and backs up network configurations. The product technologies above were feasible at the date of acquisition as they were being actively marketed and sold by the acquired companies at the respective acquisition dates. We recognize the developed product technologies as intangible assets separate from goodwill as they were capable of being separated or divided from the acquired entities and sold or licensed. We based the estimated useful lives of these assets primarily on future cash flows of the existing technologies considering future development cycles. In addition to the developed product technologies, we also recorded intangible assets for the acquired companies’ customer relationships and trademarks.

Intangible assets consisted of the following at December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(in thousands)
Developed product technologies	$2,958	$(861)	$2,097	$2,908	$(378)	$2,530
Customer relationships	592	(196)	396	432	(83)	349
Intellectual property	657	(133)	524	526	(74)	452
Trademarks	1,212	(36)	1,176	806	—	806

Total intangible assets	$5,419	$(1,226)	$4,193	$4,672	$(535)	$4,137

Intangible asset amortization expense was $0.7 million, $0.3 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. We estimate aggregate intangible asset amortization expense to be $0.7 million in 2010, $0.7 million in 2011, $0.5 million in 2012 and $0.4 million in 2013 and $0.2 million in 2014. We amortize finite-lived intangible assets on a straight-line basis over their respective estimated useful lives. We use a useful life of five to seven years for acquired developed product technologies, three to seven years for customer relationships and ten years for intellectual property. We consider trademarks to have an indefinite life with the exception of the trademarks associated with the Trilenium acquisition. We are amortizing the Trilenium trademarks over seven years.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred offering costs, which are included in other intangible assets, were $0 and $2.2 million at December 31, 2009 and 2008, respectively. See Note 2 for a discussion of deferred offering costs. Deposits of $0.2 million were also included in other intangible assets at December 31, 2009 and 2008.

5. Property and Equipment

Property and equipment, including software, consisted of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
(in thousands)
Equipment and other	$4,162	$2,942
Furniture and fixtures	2,102	1,562
Software	1,332	980
Leasehold improvements	1,605	1,124

	9,201	6,608
Less: Accumulated depreciation and amortization	(2,795)	(1,430)

Property and equipment, net	$6,406	$5,178

Depreciation and amortization expense on property and equipment was $1.7 million, $1.1 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. We had furniture and fixtures and equipment under capital leases at December 31, 2009 and 2008. Accumulated depreciation related to capital leases was $41,000 and $25,000 at December 31, 2009 and 2008, respectively.

In accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets, we evaluate long-lived assets held and used by us for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. No circumstances or events indicated impairment to long-lived assets at December 31, 2009 and 2008.

6. Accrued Liabilities

Accrued liabilities at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
(in thousands)
Payroll-related accruals	$2,738	$1,831
Accrued management fees	—	276
Other accrued expenses	2,190	1,177

	$4,928	$3,284

7. Long-Term Debt

On December 13, 2005, we entered into credit agreements with an investment management firm pursuant to which we borrowed $85.0 million on a first lien note, or First Lien Note, and $25.0 million on a second lien note, or Second Lien Note, and collectively the Notes. The First Lien Note bears interest at the three-month LIBOR rate plus 3.5% (3.8% and 7.4% at December 31, 2009 and 2008, respectively), and the Second Lien Note bears interest at the three-month LIBOR rate plus 5.25% to 6.25% based on certain factors defined by the second lien

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

credit and guaranty agreement, or Second Lien Credit Agreement (5.5% and 9.0% at December 31, 2009 and 2008, respectively). The Notes are payable on December 13, 2011. The total outstanding principal balance on the Notes was $44.1 and $101.1 million at December 31, 2009 and 2008, respectively.

The first lien credit and guaranty agreement, or First Lien Credit Agreement, allows our lenders to elect to receive earlier repayment of amounts due under the First Lien Credit Agreement, based on annual calculations of our excess cash flow as defined in the First Lien Credit Agreement. The First Lien Credit Agreement bases this payment upon a specified percentage of our calculated excess cash flow. We must offer to prepay the loans no later than 120 days after the end of the fiscal year for which we have calculated our excess cash flow. In March 2009, we prepaid $7.2 million of principal based on our excess cash flow for 2008. In 2010, we expect to prepay $16.9 million of principal based on our excess cash flow in 2009 which was reflected as current portion of long-term debt in our December 31, 2009 consolidated balance sheet.

Pursuant to the terms of the First Lien Credit Agreement, we were required to repay a portion of the outstanding principal amount based on our leverage ratio for the 12 months immediately preceding the receipt of the net proceeds from our IPO. We did not elect to prepay any additional outstanding indebtedness under our December 2005 credit facilities with the net proceeds of our IPO. Therefore, we repaid an additional $49.8 million of principal with the net proceeds from our May 2009 IPO, reducing our outstanding principal balance on the Notes to $44.1 million as of December 31, 2009.

We have pledged substantially all of our North American assets as collateral on the Notes. The Notes include covenants that limit our incurrence of new borrowings, our ability to make acquisitions, capital expenditures and payments of cash dividends and that require us to maintain certain financial performance ratios. In March and August 2008, we amended our credit agreements. These amendments clarified certain provisions of the credit agreements related to the structure of the lender’s security interest and amended and permanently waived the default of certain covenants under the credit agreements. We paid a fee of $0.3 million in March 2008 related to these amendments. We were in compliance with each of these key operational and financial covenants as of December 31, 2009.

8. Stockholders’ Equity and Stock-Based Compensation

Common Stock and Preferred Stock

We declared a 3-for-1 stock split of our common stock and preferred stock in January 2008. We have presented all share and per share information giving effect to the stock split.

On March 14, 2008, we repurchased 725,556 shares of our common stock and 725,556 shares of our preferred stock from our lender and certain of its affiliated entities for an aggregate purchase price of $13.6 million, or $9.40 per share. We then sold 725,556 shares of our common stock and 725,556 shares of our preferred stock to the rest of our stockholders based on their pro rata ownership of our common and preferred stock for $9.40 per share, which resulted in total proceeds to us of $13.6 million.

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

Upon the closing of our IPO in May 2009, all 27,000,003 shares of convertible preferred stock that were outstanding immediately prior to the closing of the offering converted into 27,000,003 shares of common stock in accordance with the terms of our certificate of incorporation.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Initial Public Offering

In May 2009, we completed our IPO, in which we issued and sold 9,000,000 shares of our common stock at a price of $12.50 per share. We raised a total of $112.5 million in gross proceeds from the offering, or approximately $100.5 million in net proceeds after deducting underwriting discounts and commissions of $7.9 million and other offering costs of $4.1 million.

We entered into an agreement in 2005 to pay specified amounts, up to a maximum of $20.0 million, to our original stockholders, upon the completion of an exit event meeting specified parameters. An exit event is defined as either a sale of or a public offering by our company. Our IPO in May 2009 met the parameters for an exit event and we therefore paid the maximum $20.0 million to our original stockholders on November 15, 2009, the date of the expiration of the IPO lock-up agreements.

Secondary Offering

In November 2009, we facilitated a secondary offering for 13,800,000 shares of common stock held by our pre-IPO major investors. The selling stockholders received all proceeds from the offering. As a result of this offering, we incurred $0.7 million of offering expenses in the fourth quarter of 2009 which are included in general and administrative expenses in the consolidated statements of income.

2005 Stock Plan

Our Amended and Restated Stock Incentive Plan, or 2005 Stock Plan, was adopted by our board of directors and approved by our stockholders on December 14, 2005. Our 2005 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and restricted stock to our employees, directors and consultants. Our ability to grant any future equity awards under the 2005 Stock Plan was terminated in May 2009. As of December 31, 2009, options to purchase 10,599,366 shares of common stock were outstanding under the 2005 Stock Plan. Our 2005 Stock Plan will continue to govern the terms and conditions of the outstanding equity awards granted under the 2005 Stock Plan.

The standard form of option agreement under the 2005 Stock Plan provides that options will vest 25% on the first anniversary of the vesting commencement date with the remainder vesting ratably over the next 36 months, subject to continued service through each applicable date. Under our 2005 Stock Plan, our board of directors, or its designated committee, has the authority to grant options with early exercise rights, subject to our repurchase right that lapses as the shares vest on the original vesting schedule, and to provide for accelerated vesting.

Our 2005 Stock Plan provides that our board of directors, or its designated committee, may equitably and proportionally adjust or substitute outstanding options upon certain events, including, without limitation, changes in our capitalization through stock splits, recapitalizations, mergers or consolidations. In lieu of an adjustment, our board of directors, or its designated committee, may terminate and cancel outstanding options in exchange for a cash payment or other consideration to the optionholder upon certain corporate events, including a change of control. The payment must equal the amount paid per share in connection with the event less the applicable exercise price per share for each cancelled option subject to exercise.

Our 2005 Stock Plan restricts the transfer of shares of our common stock issued pursuant to an award for 180 days following our IPO.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

2008 Stock Plan

Our board of directors adopted and our stockholders approved our 2008 Equity Incentive Plan, or 2008 Stock Plan, in May 2008. Our 2008 Stock Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares and performance units to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. All equity awards that have been granted following our IPO were granted under our 2008 Stock Plan. As of December 31, 2009, options to purchase 133,043 shares of common stock were outstanding and 4,965,487 shares of common stock were reserved for future grants under the 2008 Stock Plan.

The exercise price of an option granted under our 2008 Stock Plan must be at least equal to the fair market value of our common stock on the date of grant unless granted pursuant to a transaction described in, and in a manner consistent with, Section 424(a) of the Code. The term of an incentive stock option granted under our 2008 Stock Plan may not exceed ten years, except that, with respect to any participant who owns 10% or more of the voting power of all classes of our outstanding stock as of the grant date, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date unless granted pursuant to a transaction described in, and in a manner consistent with, Section 424(a) of the Code.

Each non-employee director first appointed to the board of directors will receive an automatic initial nonstatutory stock option to purchase 30,000 shares of common stock upon such appointment. Each initial option to purchase 30,000 shares will become exercisable as to one-third of the shares subject to the option on the first anniversary of its date of grant and 1/36 of the total number of shares subject to the option monthly thereafter, provided the non-employee director remains a director on those dates.

Immediately following each annual meeting of our stockholders, non-employee directors who have been directors for at least the preceding six months will receive (i) a subsequent nonstatutory stock option to purchase a number of shares of common stock determined by dividing $75,000 by the value of an option to purchase one share of our common stock determined using the Black-Scholes valuation model or such other valuation method as the plan administrator determines in its discretion, and (ii) a number of shares of restricted stock determined by dividing $25,000 by the fair market value of a share of our common stock on the date of grant. All options granted under the foregoing automatic grant provisions will have a term of ten years and an exercise price equal to the fair market value of our common stock on the date of grant. Each annual option will become exercisable as to 100% of the shares subject to the option and the forfeiture provision of each annual restricted stock award will lapse on the earlier of (i) the date of the next year’s annual stockholder meeting or (ii) December 31 of the calendar year following the calendar year in which the award is granted, provided the non-employee director remains a director on that date.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Option grant activity under the 2005 and 2008 Stock Plan was as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in Years)
Outstanding balances at December 31, 2008	12,004,001	$3.82
Options granted	1,660,892	10.53
Options exercised	(2,331,686)	3.65
Options forfeited	(600,798)	7.76

Outstanding balances at December 31, 2009	10,732,409	$4.67

Options exercisable at December 31, 2009	7,288,109	$3.21	$144,278	6.74

Options vested and expected to vest at December 31, 2009	10,569,694	$4.63	$194,321	7.28

Additional information regarding options follows (in thousands except for per share amounts):

	Year Ended December 31,
	2009	2008	2007
Weighted-average grant date fair value per share of options granted during the year	$6.22	$4.35	$2.67
Aggregate intrinsic value of options exercised	$32,304	$416	$890
Aggregate weighted-average fair value of options vested	$7,449	$5,378	$4,348

The total unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was $14.4 million as of December 31, 2009 and we expect to recognize this expense over a weighted-average period of 2.51 years.

We estimated fair value for these options at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	63.1%	57.6%	65.7%
Risk-free rate of return	2.2 - 3.0%	2.6 - 3.7%	4.0 - 4.7%
Expected life	6.04 years	6.05 years	6.03 years

We have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assumed the expected dividend yield to be zero. Since we were a private entity prior to our IPO in May 2009 with no historical data regarding the volatility of our own common stock price, we based the expected volatility on the historical and implied volatility of comparable companies from a representative industry peer group. We determined expected volatility of options granted using an average of the historical volatility measures of this peer group of companies. We based the risk-free rate of return on the average U.S. treasury yield curve for five and seven-year terms for the years ended December 31, 2009, 2008 and 2007. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our common stock has been publicly traded. For all dates, we granted employees options at exercise prices equal to the fair value of the underlying common stock at the time of grant, as determined by our board of directors on a contemporaneous basis. To determine the fair value of our common stock prior to our IPO in May 2009, our board of directors considered many factors, including:

•	our current and historical operating performance;

•	our expected future operating performance;

•	our financial condition at the grant date;

•	the liquidation rights and other preferences of our preferred stock;

•	any recent privately negotiated sales of our securities to independent third parties;

•	input from management;

•	the lack of marketability of our common stock;

•	the potential future marketability of our common stock;

•	the business risks inherent in our business and in technology companies generally; and

•	the market performance of comparable public companies.

In March 2007, one of our original stockholders exercised an option to purchase 647,091 shares of our common stock at an exercise price of $2.69 per share and paid the exercise price with a non-recourse promissory note in the amount of $1.7 million. The note was secured by the shares of common stock. The promissory note, which bears interest at a rate of 4.88%, was due on the earliest of (i) January 25, 2012, (ii) the sale of all or substantially all of our assets, (iii) a merger or consolidation where our equity securities owned prior to merger or consolidation are less than a majority of the outstanding equity securities of the surviving entity and (iv) our IPO. On March 5, 2008, that stockholder repaid the note receivable.

Restricted Stock Awards

The following table summarizes restricted stock activity under the 2008 Stock Plan:

	Number of Awards Outstanding	Weighted- Average Grant Date Fair Value (Per Share)
Unvested balances at December 31, 2008	—	$—
Awards granted	3,753	19.99
Awards vested	—	—
Awards forfeited	—	—

Unvested balances at December 31, 2009	3,753	$19.99

To date, no restricted stock has vested. As of December 31, 2009, restricted stock awards for 3,753 shares of our common stock were outstanding, with an aggregate intrinsic value of $86,000 based on the share price as of December 31, 2009. These awards are expected to vest as of the 2010 annual meeting of our stockholders.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

9. Earnings Per Share

We computed basic earnings per share available to common stockholders using the weighted average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and for the shares that would be issued upon the conversion of the convertible preferred stock.

A reconciliation of the number of the numerator and denominator used in the calculation of basic and diluted earnings per share follows:

	Year Ended December 31,
Basic earnings per share	2009	2008	2007
(in thousands)
Numerator:
Net income available to common stockholders	$29,509	$11,383	$6,926

Denominator:
Weighted average common shares outstanding	51,042	28,137	27,969

Weighted average shares used in computing basic earnings per share available to common stockholders	51,042	28,137	27,969

Diluted earnings per share
Numerator:
Net income available to common stockholders	$29,509	$11,383	$6,926
Add amount allocated to participating preferred stockholders	—	—	6,681

Net income	$29,509	$11,383	$13,607

Denominator:
Weighted average shares used in computing basic earnings per share	51,042	28,137	27,969
Add options to purchase common stock	5,782	4,515	1,061
Add conversion of preferred stock	—	—	27,000

Weighted average shares used in computing diluted earnings per share available to common stockholders	56,824	32,652	56,030

Net income has been allocated to the common and preferred stock based on their respective rights to share in dividends. The conversion of the convertible preferred stock outstanding into 27,000,003 shares of common stock was not included in diluted earnings per share for the year ended December 31, 2008 under the if-converted method because the results would have been antidilutive.

Dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. During the years ended December 31, 2009, 2008 and 2007, options to purchase approximately 133,000, 1,959,000, and 6,721,000, shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the excess tax benefit. The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

10. Employee Benefit Plan

In October 2008, we established a 401(k) matching program for all eligible employees. We match an amount equal to 100% of the employee’s contributions for the first 3%, and 50% for the next 2% of the employee’s total eligible compensation. The total contributions per participant per year were limited to $16,500 for 2009 and $15,500 for 2008. We, as sponsor of the plan, use an independent third party to provide administrative services to the plan. We have the right to terminate the plan at any time. Employees are fully vested in all contributions to the plan. Our expense totaled approximately $0.5 million and $86,000 for the years ended December 31, 2009 and 2008, respectively.

11. Related Party Transactions

Historically, we leased our office space in two locations from companies owned by our original stockholders. These lease agreements were terminated prior to May 2007. Effective May 2007, we no longer rented office space from our original stockholders. Rent expense on these locations was $0.1 million for the year ended December 31, 2007.

We have previously been required to pay management fees to certain stockholders pursuant to contractual agreements. We expensed $1.0 million for each of the years ended December 31, 2008 and 2007 for these management fees. We also paid management fees and legal expenses incurred by our founder and a current member of our board of directors of $1.9 million and $0.7 million in 2009 and 2008 respectively. The management fees are no longer required to be paid due to the completion of our IPO in May 2009.

On August 31, 2006, we entered into a license agreement with NetSuite Inc. Under the terms of the agreement, we paid approximately $699,000, $471,000 and $229,000 for the years ended December 31, 2009, 2008 and 2007, respectively, for the use of their services. Our President, Chief Operating Officer, Chief Financial Officer and Treasurer became a member of NetSuite’s Board of Directors in September 2006.

We entered into a 24-month contract with salesforce.com, inc. on September 1, 2006 for use of their license and support. We paid $241,000 $194,000 and $98,000 to salesforce.com for the years ended December 31, 2009, 2008 and 2007, respectively. The then President and Chief Strategy Officer for salesforce.com became a member of our board of directors in January 2008.

12. Income Taxes

U.S. and International components of income before income taxes were as follows:

	Year Ended December 31,
	2009	2008	2007
(in thousands)
U.S.	$33,258	$28,985	$20,090
International	6,647	4,037	1,041

Income before income taxes	$39,905	$33,022	$21,131

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Income tax expense was composed of the following:

	Year Ended December 31,
	2009	2008	2007
(in thousands)
Current:
Federal	$10,165	$11,068	$7,900
State	233	200	540
International	288	431	326

	10,686	11,699	8,766
Deferred:
Federal	(665)	(941)	(1,031)
State	(10)	13	(32)
International	385	(54)	(179)

	(290)	(982)	(1,242)

	$10,396	$10,717	$7,524

The difference between the income tax expense derived by applying the Federal statutory income tax rate to our income before income taxes and the amount recognized in our consolidated financial statements is as follows:

	Year Ended December 31,
	2009	2008	2007
(in thousands)
Expense derived by applying the Federal statutory income tax rate to income before income taxes	$13,967	$11,558	$7,398
State taxes, net of federal benefit	196	225	270
Permanent items	(236)	(808)	(356)
Research and development tax credits	(2,087)	(437)	(138)
Stock-based compensation	1	1,030	585
Effect of foreign operations	(1,445)	(851)	(235)

	$10,396	$10,717	$7,524

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

The components of the net deferred tax amounts recognized in the accompanying consolidated balance sheets were:

	December 31,
	2009	2008
(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$19	$21
Accrued expenses	486	317
Stock-based compensation	3,237	2,155
Foreign royalty	—	216
Deferred revenue	309	—

Total deferred tax assets	4,051	2,709

Deferred tax liabilities:
Property and equipment	637	398
Prepaid expenses	539	296
Amortization	521	128
Foreign royalty	177	—

Total deferred taxes liabilities	1,874	822

Net deferred tax asset	$2,177	$1,887

We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2009 and 2008, we have not recorded a valuation allowance as it is more likely than not that the deferred tax assets will be realized.

We do not record federal income taxes on the undistributed earnings of our foreign subsidiaries that we consider to be permanently reinvested in foreign operations. The cumulative amount of these undistributed earnings was approximately $11.8 million, $4.9 million and $1.3 million at December 31, 2009, 2008 and 2007, respectively. The estimated amount of the deferred tax liability associated with these undistributed earnings would be approximately $3.0 million, $1.3 million and $0.3 million at December 31, 2009, 2008 and 2007, respectively, which includes a benefit related to foreign tax credits generated by the repatriation of foreign earnings.

On January 1, 2007, we adopted the guidance on accounting for uncertainty in income taxes. At December 31, 2009 and 2008, we had $0.4 million and $0.2 million, respectively, of gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. As of December 31, 2007, we had no unrecognized tax benefits. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2009 and 2008, there was an insignificant amount accrued for interest and penalties related to unrecognized tax benefits.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

	Year Ended December 31,
	2009	2008
(in thousands)
Balance, beginning of year	$188	$—
Increases for tax positions related to the current year	257	$188
Increases for tax positions related to prior years	—	—
Decreases for tax positions related to prior years	—	—
Reductions due to lapsed statute of limitations	—	—

Balance, end of year	$445	$188

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2009, there were no unrecognized tax benefits that we expect would change significantly over the next 12 months.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2008 tax years generally remain open and subject to examination by federal and state tax authorities. In significant foreign jurisdictions, the 2007 and 2008 tax years generally remain open and subject to examination by their respective tax authorities. The statute of limitations for the 2005 tax year expired during the quarter ended September 30, 2009. The Internal Revenue Service has concluded its examination of the tax year ended December 31, 2006, which resulted in no changes. We are not currently under audit in any major taxing jurisdictions.

13. Commitments and Contingencies

Leases

At December 31, 2009, future minimum lease payments under noncancellable operating leases were as follows:

(in thousands)
2010	$3,178
2011	2,991
2012	2,569
2013	2,281
2014	2,134
Thereafter	3,010

Total minimum lease payments	$16,163

Rent expense was $3.5 million, $2.3 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In conjunction with the corporate building lease agreement, we entered into a letter of credit agreement totaling $1.5 million. As of December 31, 2009, the letter of credit was unused.

The future minimum lease payments under the capital lease as of December 31, 2009 were $9,000 for 2010.

Outstanding Obligations

At December 31, 2009 and 2008, we had outstanding purchase orders aggregating $1.4 million and $1.0 million, respectively that represented purchases of software license and support fees, marketing activities and computer hardware and software.

Legal Proceedings

On December 11, 2009, we settled a lawsuit brought by a former employee on November 26, 2007 in Oklahoma State Court asserting a number of claims against us and Donald C. Yonce, our founder and a current member of our board of directors. The settlement of this lawsuit and related legal fees, net of insurance reimbursements, resulted in the recognition of $8.6 million and $0.6 million of expense for the years ended December 31, 2009 and 2008, respectively and was included in general and administrative expenses in our consolidated statements of income. The $8.6 million of recognized expense included $2.1 million of expenses paid by a stockholder, which was recorded as additional paid in capital in the consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit).

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

14. Operating Segment and Geographic Information

We operate as a single segment. Our chief operating decision-maker is considered to be our Chief Operating Officer. The chief operating decision-maker allocates resources and assesses performance of the business at the consolidated level.

The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our Chief Operating Officer reviews financial information including profit and loss information on a consolidated basis, accompanied by revenue information by product and by geography, for purposes of allocating resources and evaluating financial performance. We have one business activity, and there are no segment managers who are held accountable for operations, operating results or components below the consolidated unit level. Accordingly, we considered ourselves to be in a single operating and reporting segment structure.

We based revenue by geography for the period from July 1, 2007 to December 31, 2009 on the billing address of each customer because we established our international operations effective July 1, 2007. For periods prior to July 1, 2007, all revenue was reflected as North American revenue because all sales were made directly from our North American operations to our international customers. The following table sets forth revenue and long-lived assets by geographic area:

	Year Ended December 31,
	2009	2008	2007
(in thousands)
Revenue
North America	$92,738	$75,806	$57,762
International	23,708	17,329	3,973

Total revenue	$116,446	$93,135	$61,735

Long-lived assets
North America	$4,748	$3,931	$2,864
International	1,658	1,247	426

Total long-lived assets	$6,406	$5,178	$3,290

15. Quarterly Results of Operations

The following tables set forth our unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters ended December 31, 2009. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.

	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
(in thousands, except per share data-unaudited)
Revenue	$32,979	$32,350	$27,042	$24,075	$24,897	$26,165	$21,677	$20,396
Gross profit	31,704	31,087	25,849	22,946	23,915	25,225	20,830	19,577
Income before income taxes	6,529	14,529	10,261	8,586	8,401	10,165	8,173	6,283
Net income	6,548	10,155	6,818	5,988	5,640	7,287	5,228	4,150
Basic earnings per share available to common stockholders	$0.10	$0.16	$0.15	$0.11	$0.10	$0.13	$0.09	$0.08
Diluted earnings per share available to common stockholders	$0.09	$0.14	$0.13	$0.09	$0.09	$0.11	$0.08	$0.07
Shares used in computation of basic earnings per share available to common stockholders	65,661	65,045	44,907	28,180	28,157	28,153	28,141	28,097
Shares used in computation of diluted earnings per share available to common stockholders	71,935	71,794	50,952	33,518	33,380	33,407	33,035	57,788

16. Subsequent Events

On January 26, 2010, we entered into an asset purchase agreement pursuant to which we acquired certain assets of Tek-Tools, Inc., a Texas corporation, for a maximum aggregate purchase price of $42.0 million. The consideration paid consisted of: (i) $26.0 million of cash; (ii) 362,138 shares of our common stock with a value of approximately $8.0 million based on the average closing price of our stock as reported on the NYSE for the 10-day trading period ending on the third trading day prior to the date of the asset purchase agreement; (iii) $2.0 million of cash and 90,535 shares of our common stock with a value of approximately $2.0 million based on the average stock price, each being held in escrow as security for breaches of representations and warranties, covenants and certain other expressly enumerated matters by Tek-Tools and its stockholders; (iv) $2.0 million of cash being withheld to be paid upon the achievement of sales milestones of the acquired business during calendar year 2010; and (v) $2.0 million of cash being withheld to be paid upon the receipt of certain third-party consents. We incurred $60,000 of acquisition costs which were included in general and administrative expenses in the fourth quarter of 2009.

On February 2, 2010, our Board of Directors approved the appointment of Michael S. Bennett as Executive Chairman, Kevin B. Thompson as President and Chief Executive Officer and Michael J. Berry as Senior Vice President and Chief Financial Officer. These appointments will be effective as of March 1, 2010.

SOLARWINDS, INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions (Recoveries Charged to Operations)	Write-offs	Ending Balance
Allowance for doubtful accounts, customers and other:
Year ended December 31, 2007	$112	168	50	$230
Year ended December 31, 2008	230	511	624	117
Year ended December 31, 2009	117	161	129	149

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1(1)	Stock Purchase Agreement by and among SolarWinds Worldwide, LLC (as successor in interest to the Registrant), Neon Software, Inc., each of the shareholders of Neon Software, Inc. and U.S. Bank, National Association, dated May 14, 2007

2.2(1)	Asset Purchase Agreement by and among SolarWinds Worldwide, LLC (as successor in interest to the Registrant), IPMonitor Corporation, each of the shareholders of IPMonitor Corporation and Gowling Lafleur Henderson LLP, dated April 19, 2007

2.3(2)	Asset Purchase Agreement by and among the Registrant, SolarWinds Worldwide, LLC, SolarWinds Software Europe (Holdings) Limited, SolarWinds Software Europe Limited, Tek-Tools, Inc., the shareholders of Tek-Tools, Inc., and U.S. Bank, National Association, dated January 26, 2010

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Specimen Common Stock Certificate of the Registrant

4.2(1)	Stockholders Agreement by and among the Registrant and certain preferred and common stock holders, dated December 13, 2005, with Amendment No. 1 to Stockholders Agreement, dated March 13, 2008

4.3(1)	Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated December 13, 2005, with Amendment No. 1 to the Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated December 20, 2006

4.4(3)	Waiver under Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated October 25, 2009

4.5(1)	Stock Purchase Agreement by and among the Registrant and certain common and preferred stockholders, dated March 14, 2008

10.1(1)	Form of Indemnification Agreement for directors and officers

10.2(1)	Indemnification Agreement by and between the Registrant and Donald C. Yonce, dated July 22, 2008

10.3(1)	Amended and Restated Stock Incentive Plan #

10.4(1)	Form of Stock Option Agreement under Amended and Restated Stock Incentive Plan (Standard Form) #

10.5(1)	Form of Stock Option Agreement under Amended and Restated Stock Incentive Plan (Early Exercise Form) #

10.6(1)	2008 Equity Incentive Plan #

10.7(1)	Form of Stock Option Agreement under 2008 Equity Incentive Plan #

10.8(1)	Form of Restricted Stock Purchase Agreement under 2008 Equity Incentive Plan #

10.9(1)	Form of Restricted Stock Unit Agreement under 2008 Equity Incentive Plan

10.10(1)	Employment Agreement between SolarWinds Worldwide, LLC and Michael S. Bennett, dated May 11, 2006 #

10.11(1)	Employment Agreement between SolarWinds Worldwide, LLC and Kevin B. Thompson, dated June 28, 2006 #

10.12(4)	Employment Agreement between SolarWinds Worldwide, LLC and Michael J. Berry, dated February 8, 2010 #

Exhibit Number	Exhibit Title

10.13(1)	Employment Agreement between SolarWinds Worldwide, LLC and Kenny L. Van Zant, dated September 25, 2006 #

10.14(1)	Employment Agreement between SolarWinds Worldwide, LLC and Douglas G. Hibberd, dated August 7, 2006 #

10.15(1)	Employment Agreement between SolarWinds Worldwide, LLC and Rita J. Selvaggi, dated July 2006 #

10.16(1)	Employment Agreement between SolarWinds Worldwide, LLC and J. Barton Kalsu, dated August 1, 2007 #

10.17(1)	Employment Agreement between SolarWinds Worldwide, LLC and Douglas Rogers, dated December 27, 2006 #

10.18(1)	Employment Agreement between SolarWinds Worldwide, LLC and Bryan A. Sims, dated April 1, 2007 #

10.19(1)	Employment Agreement between SolarWinds Worldwide, LLC and Paul Strelzick, dated July 24, 2007 #

10.20(1)	Employment Agreement between SolarWinds Software Europe Limited and David Owens, dated March 23, 2007 #

10.21(1)	Employment Agreement between SolarWinds Worldwide, LLC and Karen L. White, dated May 5, 2008 #

10.22(1)	Employment Agreement between SolarWinds Worldwide, LLC and Garry D. Strop dated June 2, 2008 #

10.23(1)	Consulting Agreement and Release between SolarWinds Worldwide, LLC and Karen L. White, dated April 14, 2009 #

10.24(1)	Separation Agreement and Release of Claims between SolarWinds Worldwide, LLC and David A. Yonce, dated January 25, 2007 #

10.25(1)	Separation Agreement and Release of Claims between SolarWinds Worldwide, LLC and Donald C. Yonce, dated May 31, 2007 #

10.27(1)	Lease between SolarWinds Worldwide, LLC (as successor in interest to the Registrant) and Brandywine Acquisition Partners, LP, dated as of February 6, 2008

10.28(1)	Second Amendment to Lease between SolarWinds Worldwide, LLC and Brandywine Acquisition Partners, LP, dated as of March 3, 2009

10.29(1)	Credit and Guaranty Agreement by and among the Registrant, SolarWinds Worldwide, LLC (formerly known as SolarWinds.Net, LLC), various lenders, GoldenTree Asset Management, LP and The Bank of New York regarding the Registrant’s first lien senior secured credit facility, dated December 13, 2005

10.30(1)	Notes (first lien secured credit facility)

10.31(1)	Amendment and Waiver No. 1 to First Lien Credit Agreement by and among the Registrant, SolarWinds Worldwide, LLC (formerly known as SolarWinds.Net, LLC), various guarantors and The Bank of New York, dated March 14, 2008

10.32(1)	Amendment Number Two to Credit Agreement by and among Registrant, SolarWinds Worldwide, LLC (formerly known as SolarWinds.Net, LLC), various lenders, GoldenTree Asset Management, LP and Wells Fargo Foothill, LLC, dated September 5, 2008

Exhibit Number	Exhibit Title

10.33(1)	Credit and Guaranty Agreement by and among the Registrant, SolarWinds Worldwide, LLC (formerly known as SolarWinds.Net, LLC), various lenders, GoldenTree Asset Management, LP and The Bank of New York regarding the Registrant’s second lien senior secured credit facility, dated December 13, 2005

10.34(1)	Notes (second lien secured credit facility)

10.35(1)	Amendment and Waiver No. 1 to Second Lien Credit Agreement by and among the Registrant, SolarWinds Worldwide, LLC (formerly known as SolarWinds.Net, LLC), various guarantors and The Bank of New York, dated March 14, 2008

10.36(1)	Amendment Number Two to Credit Agreement (Second Lien) by and among the Registrant, SolarWinds Worldwide, LLC (formerly known as SolarWinds.Net, LLC), various lenders, GoldenTree Asset Management, LP and Wells Fargo Foothill, LLC, dated September 5, 2008

10.37(1)	License Agreement between SolarWinds Worldwide, LLC (as successor in interest to the Registrant) and NetSuite Inc., dated August 31, 2006

10.38(1)	Master Subscription Agreement between SolarWinds Worldwide, LLC (as successor in interest to the Registrant), salesforce.com, inc. and salesforce.com Sàrl

10.39(1)	Master Services Agreement between SolarWinds Worldwide, LLC (as successor in interest to the Registrant) and SoftServe, Inc., dated October 12, 2006

10.41(1)	E-Commerce Automation System License Agreement between the Registrant and Yonce Properties, LLC, dated December 14, 2005

21.1(3)	List of subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333- 149851) and all amendments thereto declared effective on May 19, 2009.
(2)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2010.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162661) and all amendments thereto declared effective on November 12, 2009.
(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2010.
#	Indicates management contract or compensatory plan or arrangement.