Form 10-Q
period 2010-03-31
SolarWinds, Inc.
filed 2010-05-06
CIK 1428669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

On May 3, 2010, 67,978,795 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SolarWinds, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$104,088	$129,788
Accounts receivable, net of allowances of $116 and $149 as of March 31, 2010 and December 31, 2009, respectively	18,937	15,786
Income tax receivable	5	109
Deferred taxes	314	252
Prepaid income taxes	807	4,675
Other current assets	2,563	2,116

Total current assets	126,714	152,726
Property and equipment, net	6,614	6,406
Debt issuance costs, net	144	399
Deferred taxes	2,539	2,078
Goodwill	40,636	15,444
Intangible assets and other, net	22,054	4,417

Total assets	$198,701	$181,470

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,524	$3,293
Accrued liabilities	5,283	4,937
Accrued interest payable	525	539
Accrued acquisition earnout	3,743	—
Income taxes payable	746	284
Current portion of deferred revenue	41,893	37,103
Current portion of long-term debt	—	16,871

Total current liabilities	54,714	63,027
Long-term liabilities:
Deferred revenue, net of current portion	2,362	1,544
Other long-term liabilities	539	607
Long-term debt, net of current portion	25,000	27,226

Total long-term liabilities	27,901	29,377

Total liabilities	82,615	92,404

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 67,813,000 and 66,502,098 shares issued as of March 31, 2010 and December 31, 2009, respectively	68	67
Additional paid-in capital	141,776	123,083
Accumulated other comprehensive loss	(770)	(159)
Accumulated deficit	(24,988)	(33,925)

Total stockholders’ equity	116,086	89,066

Total liabilities and stockholders’ equity	$198,701	$181,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue:
License	$17,621	$12,541
Maintenance and other	16,704	11,534

Total revenue	34,325	24,075
Cost of license revenue	355	151
Cost of maintenance and other revenue (1)	1,344	978

Gross profit	32,626	22,946

Operating expenses:
Sales and marketing (1)	10,249	6,700
Research and development (1)	3,627	2,426
General and administrative (1)	5,321	3,865

Total operating expenses	19,197	12,991

Operating income	13,429	9,955

Other income (expense):
Interest income	33	79
Interest expense	(783)	(1,451)
Other income	48	3

Total other expense	(702)	(1,369)

Income before income taxes	12,727	8,586
Income tax expense	3,790	2,598

Net income	8,937	5,988
Amount allocated to participating preferred stockholders	—	(2,930)

Net income available to common stockholders	$8,937	$3,058

Net income available to common stockholders per share:
Basic earnings per share available to common stockholders	$0.13	$0.11

Diluted earnings per share available to common stockholders	$0.12	$0.09

Weighted-average shares used to compute net income available to common stockholders per share:
Shares used in computation of basic earnings per share available to common stockholders	67,268	28,180

Shares used in computation of diluted earnings per share available to common stockholders	72,851	33,518

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2010	2009
(In thousands)
Cost of maintenance revenue	$37	$17
Sales and marketing	578	428
Research and development	359	224
General and administrative	1,347	999

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2009	66,502	$67	$123,083	$(159)	$(33,925)	$89,066
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(611)	—	(611)
Net income	—	—	—	—	8,937	8,937

Comprehensive income						8,326

Shares issued in connection with business acquisition	453	—	9,221	—	—	9,221
Exercise of stock options	858	1	3,268	—	—	3,269
Stock-based compensation	—	—	2,321	—	—	2,321
Excess tax benefit from stock-based compensation	—	—	3,883	—	—	3,883

Balances at March 31, 2010	67,813	$68	$141,776	$(770)	$(24,988)	$116,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities
Net income	$8,937	$5,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,104	493
Provision for doubtful accounts	24	123
Stock-based compensation expense	2,321	1,668
Deferred taxes	(680)	(433)
Excess tax benefit from stock-based compensation	(3,883)	—
Other non-cash expenses	304	373
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(3,460)	2,356
Income taxes receivable	100	245
Prepaid income taxes	3,868	—
Prepaid and other current assets	(523)	(319)
Accounts payable	(760)	68
Accrued liabilities	391	76
Accrued interest payable	(14)	(653)
Income taxes payable	4,449	2,783
Deferred revenue and other liabilities	3,745	2,163

Net cash provided by operating activities	15,923	14,931

Cash flows from investing activities
Purchases of property and equipment	(582)	(414)
Purchases of intangible assets	(101)	(150)
Acquisition of businesses, net of cash acquired	(28,039)	(20)

Net cash used in investing activities	(28,722)	(584)

Cash flows from financing activities
Repayment of long-term debt	(19,097)	(7,161)
Exercise of stock options	3,269	80
Excess tax benefit from stock-based compensation	3,883	—
Repayments of capital lease obligations	(7)	(6)
Payments for initial public offering costs	—	(22)

Net cash used in financing activities	(11,952)	(7,109)
Effect of exchange rate changes on cash and cash equivalents	(949)	(598)

Net (decrease) increase in cash and cash equivalents	(25,700)	6,640
Cash and cash equivalents
Beginning of period	129,788	40,566

End of period	$104,088	$47,206

Supplemental disclosure of cash flow information
Cash paid for interest	$538	$2,011

Cash received for income taxes	$(3,947)	$—

Noncash investing and financing transactions
Accrued acquisition earnout (Note 8)	$3,743	$—

Stock issued for acquisition (Note 3)	$9,221	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations

SolarWinds, Inc., a Delaware corporation, and its subsidiaries, or we or us, design, develop, market, sell and support enterprise information technology, or IT, management software for IT professionals in organizations of all sizes. Our product offerings range from individual software tools to more comprehensive software products that solve problems encountered every day by IT professionals. Our products are designed to help enable efficient and effective management of networks and IT environments.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or the SEC. In the opinion of our management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and those items discussed in these Notes, necessary for a fair presentation of our financial position, as of March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009, the cash flows for the three months ended March 31, 2010 and 2009 and stockholders’ equity for the three months ended March 31, 2010. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying Notes for the fiscal year ended December 31, 2009, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Basis of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.

Recently Adopted Accounting Principles

In May 2009, the FASB issued a standard that sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods ending after June 15, 2009. We adopted this standard in the quarter ended June 30, 2009. This standard did not impact the consolidated financial results. In February 2010, the FASB amended the guidance for SEC filers removing the requirement to disclose the date through which an entity has disclosed subsequent events. The reissuance disclosure requirements for subsequent events have been refined to apply only to revised financial statements.

In January 2010, the FASB issued a standard that requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This standard also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. We adopted this standard at the quarter ended March 31, 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for us at the beginning of fiscal 2011. The adoption of this standard did not have a material impact, and the deferred provisions of this standard are not expected to have a material impact, on our financial statements.

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

Under the second consensus, sales of tangible products that contain “essential” software will no longer be subject to the stringent revenue recognition requirements that used to apply to software licensing arrangements. The second consensus excludes tangible products from the scope of software revenue accounting requirements if they contain both software and non-software components that function together to deliver their essential functionality. For those tangible products, the new guidance from the first consensus will be applied, and a greater proportion of the revenue from multiple-element arrangements involving tangible products that contain software will be recognized immediately in many circumstances.

Both consensuses will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. However, early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is permitted, but not required. In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes. In many circumstances, the new guidance under these consensuses will require significant changes to a company’s revenue recognition policies and procedures, including system modifications. These consensuses will not have a material impact on our condensed consolidated financial statements.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their respective fair values, due to the short-term nature of these instruments.

We apply the authoritative guidance on fair value measurements for financial assets and liabilities and non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets, and property, plant and equipment. The guidance defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations.

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

Money Market Funds

In order to determine fair value of our money market funds, we use quoted prices in active markets for identical assets. Therefore, our money market funds are considered a Level 1 item. We currently have no financial instruments that qualify as Level 2 or 3 items.

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in our condensed consolidated balance sheet at March 31, 2010:

	Basis of Fair Value Measurements
	Balance at March 31, 2010	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash equivalents — money market funds	$77,000	$77,000	$—	$—

Long-Term Debt

On December 13, 2005, we entered into credit agreements with an investment management firm pursuant to which we borrowed $85.0 million on a first lien note, or First Lien Note, and $25.0 million on a second lien note, or Second Lien Note, and collectively the Notes. The First Lien Note had an outstanding principal balance of $0 and $19.1 million at March 31, 2010 and December 31, 2009, respectively. The Second Lien Note had an outstanding principal balance of $25.0 million as of March 31, 2010 and December 31, 2009. In March and May 2009, respectively, we repaid $7.2 million of principal based on our excess cash flow and $49.8 million with proceeds from our initial public offering, or IPO, of our common stock, reducing the total outstanding principal balance on the Notes to $44.1 million as of December 31, 2009. In March 2010, we prepaid $16.9 million of principal based on our excess cash flow in 2009 which was reflected as current portion of long-term debt in our December 31, 2009 condensed consolidated balance sheet. In addition to our excess cash flow payment, we made a payment of $2.2 million in March 2010 to repay all of the outstanding principal balance subject to the First Lien Note.

The estimated fair value of our total amounts outstanding under the credit agreements at March 31, 2010 and December 31, 2009 was $24.2 million and $43.0 million, respectively, and was determined in accordance with fair value disclosure requirements. We estimated the fair value of the credit agreements by discounting future cash flows using interest rate spreads currently available for a credit agreement with similar terms and maturity to our existing outstanding borrowings. The total outstanding borrowings at March 31, 2010 and December 31, 2009 were recorded in our condensed consolidated financial statements at their carrying values of $25.0 million and $44.1 million, respectively.

Debt Issuance Costs

We amortize debt issuance costs over the term of the associated debt. The gross carrying amount of debt issuance costs was $0.5 million and $1.2 million at March 31, 2010 and December 31, 2009, respectively, and accumulated amortization was $0.4 million and $0.8 million at March 31, 2010 and December 31, 2009, respectively. In March 2010, we paid off the $19.1 million outstanding principal balance on our First Lien Note and wrote-off $0.2 million of debt issuance costs associated with this note. Interest expense includes the amortization and write-off of debt issuance costs, which was $0.3 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

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

Stock-Based Compensation

We have granted our employees and directors stock-based incentive awards. These awards are in the form of stock options, restricted stock and restricted stock units. We measure stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards on the date of grant. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The fair value of restricted stock and restricted stock unit awards is determined using the fair market value of our common stock on the date of grant.

Stock-based compensation decreased income before income taxes by $2.3 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively. The income tax benefit related to stock-based compensation was $0.5 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

An excess tax benefit arises when the tax deduction related to a stock option award is greater than the award’s original grant date fair value pursuant to the authoritative guidance. For financial reporting purposes, this excess tax benefit is not recorded as a tax benefit in our condensed consolidated statements of income and is instead treated as additional paid-in capital in our condensed consolidated balance sheets. For the three months ended March 31, 2010, we recognized $4.4 million of tax benefits from the exercise of stock option awards, of which $3.9 million resulted in excess tax benefits. For the three months ended March 31, 2009, we did not recognize any tax benefits from the exercise of stock option awards. These excess tax benefits are a reduction to our cash payments related to income taxes and must be reported in net cash used in financing activities in our condensed consolidated statements of cash flows.

Reclassifications

Certain reclassifications have been made to the condensed consolidated balance sheet at December 31, 2009 to conform with the March 31, 2010 presentation. These reclassifications had no effect on total assets, total liabilities, total stockholders’ equity or cash flows.

3. Business Combinations

On January 26, 2010, we acquired certain of the assets of Tek-Tools, Inc., or Tek-Tools, for the following: (i) $26.0 million of cash; (ii) 362,138 shares of our common stock with a value of approximately $7.4 million based on the closing price of our common stock as reported on the New York Stock Exchange on January 26, 2010; (iii) $2.0 million of cash and 90,535 shares of our common stock with a value of approximately $1.8 million based on the closing price of our common stock on the date of the acquisition, each being held in escrow as security for breaches of representations and warranties, covenants and certain other expressly enumerated matters by Tek-Tools and its stockholders; (iv) $2.0 million of cash being withheld to be paid upon the achievement of sales milestones of the acquired business during calendar year 2010; and (v) $2.0 million of cash being withheld to be paid upon the receipt of certain third party consents. See Note 8 for a further discussion of outstanding obligations related to the Tek-Tools acquisition. Tek-Tools provided us an immediate product offering of storage and virtualized server infrastructures that was missing from our product offerings and eliminated the normal time to market required to develop a new software product. We accounted for the Tek-Tools acquisition using the purchase method of accounting. We allocated the purchase price to the assets acquired, including intangible assets, and liabilities assumed based on estimated fair values at the date of the acquisition. We estimated the value of assets and liabilities based on purchase price and future intended use. We derived the value of intangible assets from the present value of estimated future benefits from the various intangible assets acquired. Goodwill represents the excess of the purchase price over the aggregate fair value of the net identifiable assets acquired and is deductible for tax purposes. We also incurred direct acquisition costs of approximately $0.3 million, which are included in general and administrative expense in our condensed consolidated statements of income. We included the operating results of Tek-Tools in our condensed consolidated financial statements from the effective date of the acquisition.

We allocated the purchase price for Tek-Tools as follows:

	Fair Value	Useful Life (in years)
Intangible assets (In thousands):
Developed product technologies	$9,571	7
Customer relationships	5,330	6
Trademarks	2,922	7
Non-competition covenant	295	5
Goodwill	25,190	—
Deferred revenue	(2,380)	—
Net other assets	36	—

Total purchase price	$40,964

Goodwill for Tek-Tools resulted primarily from our expectations that we will now be able to offer to customers of our network and application management products additional products that provide visibility into storage performance and usage, virtualization and server performance and backup monitoring and analysis. Additionally, the Tek-Tools products will be used to attract new customers to SolarWinds for storage and virtualization management. We have integrated the Tek-Tools business into our broader IT management business and intend to integrate the storage and virtualization management products into our Orion suite of products.

The following table presents our unaudited pro forma results of operations for the three months ended March 31, 2010 and 2009 as if the acquisition had occurred at the beginning of the respective periods. The pro forma financial data for all periods presented include adjustments for the following: (i) elimination of stock-based compensation and interest expense from historical Tek-Tools financial statements; (ii) recording the additional amortization expense from the identifiable intangible assets; (iii) adjusting the estimated tax provision of the pro forma combined results; and (iv) the issuance of our common stock to Tek-Tools stockholders. The pro forma revenue for the three months ended March 31, 2010 is based on Tek-Tools deferred revenue balance of $4.5 million as of December 31, 2009. The purchase price allocation amount assigned to deferred revenue is $2.4 million, which represents the fair value of the maintenance agreements we assumed and our future obligation to provide support to these customers. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisition had taken place at the beginning the respective periods, or of future results.

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
	Pro Forma	Pro Forma
(in thousands, except per share data)
Revenue	$34,927	$25,372
Net income	8,824	5,037
Net income available to common stockholders	—	2,107
Earnings per share available to common stockholders:
Basic	0.13	0.07
Diluted	0.12	0.06

4. Goodwill and Other Intangible Assets

At March 31, 2010 and December 31, 2009, we had goodwill in the amounts of $40.6 million and $15.4 million, respectively. The increase in goodwill in the first quarter of 2010 consisted of $25.2 million of goodwill associated with the Tek-Tools acquisition. We assess the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. No impairment was noted at March 31, 2010 or December 31, 2009.

We record intangible assets in accordance with the authoritative guidance for business combinations. The developed product technologies that we acquired in the Tek-Tools acquisition were Tek-Tools Storage Profiler, Virtual and Server Profiler and Backup Profiler, which provide web based storage monitoring, virtualization and server monitoring and backup reporting and analysis solutions. These product technologies were feasible at the date of acquisition as they were being actively marketed and sold by the acquired company at the acquisition date. We recognize the developed product technologies as intangible assets separate from goodwill as they were capable of being separated or divided from the acquired entity and sold or licensed. We based the estimated useful lives of these assets primarily on future cash flows of the existing technologies considering future development cycles. In addition to the developed product technologies, we also recorded intangible assets for the acquired company’s customer relationships, trademarks and a non-competition covenant.

Intangible assets consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(in thousands)
Developed product technologies	$12,529	$(1,209)	$11,320	$2,958	$(861)	$2,097
Customer relationships	5,922	(372)	5,550	592	(196)	396
Intellectual property	695	(150)	545	657	(133)	524
Trademarks	4,197	(113)	4,084	1,212	(36)	1,176
Non-competition covenant	295	(10)	285	—	—	—

Total intangible assets	$23,638	$(1,854)	$21,784	$5,419	$(1,226)	$4,193

Intangible asset amortization expense was $0.6 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively. We estimate aggregate intangible asset amortization expense to be $3.2 million for the full year 2010, $3.4 million in 2011, $3.2 million in 2012, $3.2 million in 2013 and $3.2 million in 2014. We use a useful life for assets with finite lives of three to seven years for trademarks, customer relationships, non-competition covenants and acquired developed product technologies and ten years for intellectual property.

Deposits, which are included in other assets, were $0.3 million and $0.2 million at March 31, 2010 and December 31, 2009, respectively.

5. Stockholders’ Equity and Stock-Based Compensation

Stock Options

All equity awards granted following our IPO are granted under our 2008 Equity Incentive Plan, or 2008 Stock Plan. Our Amended and Restated Stock Plan, or the 2005 Stock Plan, was terminated at the time of our IPO for purposes of granting any future equity awards under the plan. The 2005 Stock Plan will continue to govern the terms and conditions of all outstanding equity awards previously granted under the 2005 Stock Plan. At March 31, 2010, 6,933,880 shares of common stock were available for future grants under the 2008 Stock Plan.

Option grant activity under the 2005 and 2008 Stock Plan was as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in Years)
Outstanding balances at December 31, 2009	10,732,409	$4.67
Options granted	1,015,712	19.26
Options exercised	(858,211)	3.87
Options forfeited	(45,237)	11.18

Outstanding balances at March 31, 2010	10,844,673	$6.07

Options exercisable at March 31, 2010	6,799,329	$3.22	$125,290	6.51

Options vested and expected to vest at March 31, 2010	10,542,038	$5.97	$165,354	7.31

Additional information regarding options follows (in thousands except per share amounts):

Three Months Ended March 31, 2010

Weighted-average grant date fair value per share of options granted during the period	$11.02
Aggregate intrinsic value of options exercised during the period	13,977
Aggregate weighted-average fair value of options vested during the period	1,600

The total unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was $25.9 million as of March 31, 2010 and we expect to recognize this expense over a weighted-average period of 3.14 years.

We estimated fair value for these options at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended March 31, 2010

Expected dividend yield	0.0%
Volatility	59.4%
Risk-free rate of return	2.7 - 2.8%
Expected life	6.03 years

We have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assumed the expected dividend yield to be zero. Since we were a private entity prior to our IPO in May 2009 with no historical data regarding the volatility of our own common stock price, we based the expected volatility on the historical and implied volatility of comparable companies from a representative industry peer group. We determined expected volatility of options granted using an average of the historical volatility measures of this peer group of companies. We based the risk-free rate of return on the average U.S. treasury yield curve for five and seven-year terms for the three months ended March 31, 2010. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our common stock has been publicly traded.

Restricted Stock Awards

The following table summarizes restricted stock award activity under the 2008 Stock Plan:

	Number of Awards Outstanding	Weighted- Average Grant Date Fair Value (Per Share)	Weighted- Average Remaining Contractual Term (in Years)
Unvested balances at December 31, 2009	3,753	$19.99
Restricted stock awards granted	—	—
Restricted stock awards vested	—	—
Restricted stock awards forfeited	(1,251)	19.99

Unvested balances at March 31, 2010	2,502	$19.99	9.33

To date, no restricted stock awards have vested. As of March 31, 2010, restricted stock awards for 2,502 shares of our common stock were outstanding, with an aggregate intrinsic value of approximately $54,000 based on the share price as of March 31, 2010. These awards are expected to vest as of the 2010 annual meeting of our stockholders currently scheduled to be held on May 21, 2010.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2008 Stock Plan:

	Number of Units Outstanding	Weighted- Average Grant Date Fair Value (per Share)	Aggregate Intrinsic Value (In thousands)	Weighted- Average Remaining Contractual Term (in Years)
Unvested balances at December 31, 2009	—	$—
Restricted stock units granted	221,240	18.88
Restricted stock units vested	—	—
Restricted stock units forfeited	—	—

Unvested balances at March 31, 2010	221,240	$18.88	$4,733	9.91

6. Earnings Per Share

We computed basic earnings per share available to common stockholders using the weighted-average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and for the shares that would be issued upon the conversion of the convertible preferred stock.

A reconciliation of the number of the numerator and denominator used in the calculation of basic and diluted earnings per share follows:

	Three Months Ended March 31,
	2010	2009
(In thousands)
Basic earnings per share
Numerator:
Net income available to common stockholders	$8,937	$3,058

Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	67,268	28,180

Diluted earnings per share
Numerator:

Net income available to common stockholders	$8,937	$3,058

Denominator:
Weighted-average shares used in computing basic earnings per share	67,268	28,180
Add options to purchase common stock	5,583	5,338

Weighted-average shares used in computing diluted earnings per share	72,851	33,518

Net income has been allocated to the common and preferred stock based on their respective rights to share in dividends. The conversion of the convertible preferred stock outstanding into 27,000,003 shares of common stock was not included in diluted earnings per share for the three months ended March 31, 2009 under the if-converted method because the results would have been antidilutive.

Dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. During the three months ended March 31, 2010 and 2009, options to purchase approximately 1,125,000 and 1,529,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the excess tax benefit. The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises.

7. Income Taxes

For the three months ended March 31, 2010, we recorded $3.8 million of income tax expense, resulting in an effective tax rate of 29.8%. For the three months ended March 31, 2009, we recorded $2.6 million of income tax expense, resulting in an effective tax rate of 30.3%. The decrease in the effective tax rate from the three months ended March 31, 2009 to the three months ended March 31, 2010 was primarily attributable to our international revenue, which is taxed at a lower rate, becoming a larger percentage of our total revenue.

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three months ended March 31, 2010 and 2009, interest and penalties recorded were not significant. As of March 31, 2010, we had accrued an insignificant amount for the payment of interest related to unrecognized tax benefits.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2008 tax years generally remain open and subject to examination by federal and state tax authorities. In significant foreign jurisdictions, the 2007 and 2008 tax years generally remain open and subject to examination by their respective tax authorities. We are not currently under audit in any major taxing jurisdiction.

8. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, we may be subject to litigation related to matters arising out of our business operations. We do not believe that any of these outstanding matters will have a material adverse effect on our consolidated financial position, result of operations or liquidity.

Other

We entered into an agreement to purchase certain assets of Tek-Tools in January 2010. The purchase agreement included two earnout payments as follows: (i) up to $2.0 million of cash to be paid upon the achievement of sales milestones for 2010 and (ii) up to $2.0 million of cash to be paid upon the receipt of certain third-party consents. The $1.7 million present value of the sales milestone earnout is based on the weighted average cost of capital discount rate reduced by the risk of achieving a revenue-based milestone. The payments are recorded at fair value on our condensed consolidated balance sheet at March 31, 2010 as an accrued acquisition earnout of $3.7 million.

Registration Rights

We entered into an agreement in 2005 providing our stockholders with rights to have their shares of our common stock registered under the Securities Act of 1933.

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

Since our founding we have provided tools for network engineers and software for managing enterprise networks, and we are a leading provider of network management software. In 2008, with the launch of Orion Application Performance Manager, we began to offer solutions for managing servers and applications. In January 2010, in response to changes in the technology environment and to meet the needs of our customers, we acquired certain assets of Tek-Tools, Inc., or Tek-Tools, expanding the range of elements of IT infrastructure that our products monitor and manage to include storage and virtualized servers. We now offer a suite of powerful software that allows IT professionals to manage key elements of their infrastructure, including networks, applications, storage, and physical and virtual servers. All of our products are ready-to-use, featuring intuitive and easily customized user interfaces and built-in workflows. Our products can be downloaded directly from our websites and installed and configured by our end-users in a matter of hours. We design our software to meet the requirements of networks and IT environments of varying sizes and levels of complexity, ranging from a single device to over 100,000 installed devices.

We have increased the number of our customers from over 28,000 as of June 30, 2006, to over 93,000 as of March 31, 2010. Our customers include small and mid-size businesses, enterprises, and local, state and federal government entities that have purchased one or more of our products. We have an active, loyal end-user community that is built from our customers and end-users who have downloaded our free tools. We seek to expand, and generate loyalty from, our customer base and our end-user community by providing a variety of free tools for IT professionals, by hosting our online community website, thwack, and through other marketing programs.

As a core part of our strategy, we have developed a differentiated business model for marketing and selling high volumes of affordably priced, downloadable, enterprise-class software directly to IT professionals. We design our products to be easy-to-install and easy-to-evaluate, allowing potential buyers of our software to see the value that the product provides after downloading a free copy of the software from our website for evaluation. We offer our products at compelling prices, and our average license transaction in each of 2007, 2008, 2009 and the three months ended March 31, 2010, was less than $7,500 compared to hundreds of thousands of dollars for many competing products. We design our Internet-based marketing programs to drive visitors to our websites in order to generate large volumes of highly qualified leads. Our inside sales force uses a disciplined, transaction-oriented process to convert these leads into paying customers at a level of productivity per sales representative that is much higher than is typically achieved with a traditional direct sales force. Our business model allows us to offer our products at prices that are typically lower than competing frameworks and to support rapid growth in our business while maintaining high operating margins.

In addition, we employ a highly efficient product development process, a scalable marketing model and a high-volume, transaction-oriented inside sales model that have allowed us to drive and support rapid growth in our business at high operating margins while offering our products at prices that are typically significantly lower than competing frameworks. Our revenue grew from $61.7 million in 2007 to $93.1 million in 2008 and $116.4 million in 2009 and our operating income grew from $30.9 million in 2007 to $42.0 million in 2008 and $43.8 million in 2009. We manage our business with a culture and systems that are focused on metrics and helping us to achieve a high level of consistency in our execution.

We have also sought to expand our product offerings through acquisitions. In April 2007, we acquired ipMonitor, our entry-level network monitoring product, by purchasing substantially all of the assets and liabilities of IPMonitor Corporation, or IPMonitor. In May 2007, we acquired our LANsurveyor product and various underlying technologies by purchasing all of the outstanding stock of Neon Software, Inc., or Neon. In December 2008, we acquired our Kiwi Syslog Server and Kiwi CatTools products by purchasing substantially all of the assets and liabilities of Trilenium Investments Limited, or Trilenium, and assets and liabilities of its sole member. In January 2010, we acquired our Storage Profiler, Virtual and Server Profiler and Backup Profiler products in our Tek-Tools acquisition. We anticipate continuing to make selective additional acquisitions of companies with products that complement our business model.

To increase our international sales, we have expanded international operations by building a direct inside sales force and building a network of resellers in selected international markets. We established operations in Cork, Ireland in 2007 to serve as our Europe, Middle East and African, or EMEA, sales and support center as well as our international headquarters and then opened a sales and support operation in Singapore in 2008. We have also expanded our research and development operations internationally by establishing a research and development facility in the Czech Republic in 2008 and acquiring research and development personnel in New Zealand and India.

In May 2009, we completed our initial public offering, or IPO, in which we issued and sold 9,000,000 shares of our common stock at a price of $12.50 per share. We raised a total of $112.5 million in gross proceeds from the offering, or approximately $100.5 million in net proceeds after deducting underwriting discounts and commissions of $7.9 million and other offering costs of $4.1 million. In addition, we facilitated a secondary offering in November 2009, for 13,800,000 shares of common stock held by our pre-IPO major investors. The selling stockholders received all proceeds from the secondary offering.

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

Average Transaction Size for New License Sales. We focus our sales, marketing and research and development efforts on IT professionals in organizations of all sizes, with the goal of driving purchases of our software by these IT professionals in very short sales cycles with minimal levels of approval. In addition, many of our customers make small initial purchases of our software to manage specific components of their networks and then make additional purchases over time to expand the use of the product that they purchased or to buy additional software products from us. We measure the average transaction size for new license sales on a frequent basis as an indicator of the success of these efforts and to ensure the effectiveness of our marketing and sales model. We exclude our Kiwi Syslog Server and Kiwi CatTools products from our calculation of average transaction size for new license sales because these products sell at a much lower price point than our Orion family of products and, despite representing a small portion of our revenue, would therefore have a significant impact to the average transaction size for new license sales in those periods in which we sold the products. By excluding the products, we believe that management can better evaluate our core business without the variations imposed by the Kiwi products.

Non-GAAP Operating Income. Our management uses non-GAAP operating income to measure our performance. Because non-GAAP operating income excludes certain non-cash expenses such as depreciation, amortization and stock-based compensation and certain expenses that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. We use non-GAAP operating income in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income is not determined in accordance with GAAP and is not a substitute for or superior to financial measures determined in accordance with GAAP. For further discussion regarding non-GAAP operating income and a reconciliation of non-GAAP operating income to net income, see “Reconciliation of Non-GAAP Financial Measures included later in this Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Revenue Growth. We have employed a differentiated business model for marketing and selling high volumes of enterprise- class software, which is focused on rapid revenue growth at high operating margins. We regularly review our revenue growth to measure our success.

Opportunities and Trends

Businesses, governments and other organizations are increasingly relying on data networks and IT infrastructures to execute their operations, facilitate their internal and external communications and transact business with their customers and partners. The size of these networks, the number of applications and servers, and the complexity of physical and virtual server environments are increasing as organizations place more reliance on them. We believe that the increasing challenges of IT management and the limitations of existing offerings present a market opportunity for our products. In addition to the network management products that we have offered since 2001, we also offer products that we have developed or acquired that manage servers and applications and monitor and manage storage and virtualized servers. We believe that these products allow us to compete effectively in these additional markets of application management, storage resource management and virtual server management. We expect our revenue to continue to grow as we capitalize on these market opportunities.

We believe that the recent economic conditions have caused some customers, particularly small businesses, to be more cautious about their purchases of technology and other related items. However, we believe that small businesses have become more confident in making purchases of new software and will continue to be so in the future and we intend to capitalize on this opportunity. We also believe that the recent economic conditions offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of many competing products. We expect to increase the number of sales transactions to larger customers and customers in the U.S. federal government, which tend to have larger transaction sizes.

We expect to continue to invest for the foreseeable future in expanding our business as we increase our direct inside sales presence in the United States, Europe and Asia, enhance and expand our product offerings and pursue strategic acquisitions. We expect to continue to experience significant annual growth in our business while striving to maintain non-GAAP operating income as a percentage of revenue; however, there is a risk that the returns that we achieve on future investments in the growth of our business will not be as rapid or as high as what we have achieved in the past. In January 2010, we acquired certain assets of Tek-Tools to expand the range of elements of IT infrastructure that we monitor and manage to include storage and virtualized servers.

We expect our revenue to increase from this acquisition, but expect the acquired business to have a negative impact on our overall non-GAAP operating income as a percentage of revenue. We expect that this negative impact on non-GAAP operating income as a percentage of revenue to continue through the end of 2010.

Key Components of Our Results of Operations

Sources of Revenue

Our revenue is primarily comprised of license and maintenance revenue. We license our software under perpetual licenses, which includes maintenance, typically for one year, as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new licenses and upgrades to our software. We have experienced annual and quarterly growth in license revenue. Customers can renew and generally have renewed their maintenance agreements for annual periods at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. Maintenance revenue is an important source of our future revenue. We have experienced strong and consistent annual and quarterly growth in maintenance and other revenue. Because our maintenance base grew during 2007, 2008 and 2009 due to new license sales and high customer retention, we expect maintenance revenue to continue to increase in future periods.

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

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives, commissions earned by our sales personnel, the cost of marketing programs such as on-line lead generation, promotional events and webinars and the cost of business development programs. We expect to continue to hire sales personnel in the United States and in both of our international offices.

Research and Development. Research and development expenses primarily consist of personnel costs for our product development employees and executives and fees to our contract development vendors in Eastern

Europe. We have devoted our development efforts primarily to expanding our product line and increasing the functionality and enhancing the ease-of-use of our software offerings. In 2008, we opened a development center in the Czech Republic to take advantage of low labor rates and strong technical talent. We also acquired research and development personnel in New Zealand and India as part of our acquisition of Trilenium and Tek-Tools, respectively. Since establishing our research and development center in the Czech Republic and as a result of our acquisitions, we have significantly increased our research and development employee headcount and relied less on our Eastern European contract development vendors for research and development personnel.

General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel, as well as legal, accounting and other professional service fees and other corporate expenses. We incurred additional costs in 2009 and expect to continue to incur higher costs associated with being a public company, including higher legal, corporate insurance and financial reporting expenses and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, foreign exchange gains (losses) and government grant income. Interest income represents interest received on our cash and cash equivalents. Interest expense is associated with our outstanding long-term debt, which was $25.0 million and $44.1 million as of March 31, 2010 and December 31, 2009, respectively. Interest expense also includes the amortization and write-off of debt issuance costs, which in the aggregate was $0.3 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. Foreign exchange gains (losses) relate to expenses and transactions denominated in currencies other than the functional currency of the associated company. Government grant income relates to grants to be received by our Irish and Czech Republic entities for the creation of job positions and related training costs.

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

A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Results of Operations

The following table sets forth our condensed consolidated statements of income data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue:
License	$17,621	$12,541
Maintenance and other	16,704	11,534

Total revenue	34,325	24,075
Cost of revenue (1)	1,699	1,129

Gross profit	32,626	22,946

Operating expenses:
Sales and marketing (1)	10,249	6,700
Research and development (1)	3,627	2,426
General and administrative (1)	5,321	3,865

Total operating expenses	19,197	12,991

Operating income	13,429	9,955

Other income (expense):
Interest income	33	79
Interest expense	(783)	(1,451)
Other income	48	3

Total other expense	(702)	(1,369)

Income before income taxes	12,727	8,586
Income tax expense	3,790	2,598

Net income	$8,937	$5,988

Comparison of the Three Months Ended March 31, 2010 and 2009

Revenue

	Three Months Ended March 31,
	2010		2009
Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change
(dollars in thousands)
License	$17,621	51.3%	$12,541	52.1%	$5,080
Maintenance and other	16,704	48.7	11,534	47.9	5,170

Total	$34,325	100.0%	$24,075	100.0%	$10,250

Revenue was $34.3 million in the three months ended March 31, 2010 compared to $24.1 million in the three months ended March 31, 2009, an increase of $10.2 million, or 42.6%. This increase was comprised of a

$5.2 million increase in maintenance and other revenue, which resulted from a growing maintenance base due to new license sales, new customers through acquisitions and high customer retention, and a $5.1 million increase in license revenue due to an increase in sales transaction volumes and a 28.1% increase in our average transaction size for new license sales. Our average transaction size for new license sales was approximately $7,300 and $5,700 for the three months ended March 31, 2010 and 2009, respectively. Through the first quarter 2010, the trailing twelve month average transaction size was approximately $7,300 as compared to approximately $5,900 for the twelve month period ending in the first quarter 2009. We expect our trailing twelve month average transaction sizes to gradually increase. We believe that the increase in new license sales and our average transaction size for new license sales resulted from better awareness of our products, an increase in the number of products that we sell primarily as a result of our product development and, to a significantly lesser extent, our acquisitions.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
Cost of Revenue and Gross Margin	2010	2009	Change
(dollars in thousands)
Total revenue	$34,325	$24,075	$10,250
Total cost of revenue	1,699	1,129	570

Gross profit	$32,626	$22,946	$9,680

Gross margin	95.1%	95.3%

Cost of revenue was $1.7 million in the three months ended March 31, 2010 compared to $1.1 million in the three months ended March 31, 2009, an increase of $0.6 million, or 50.5%. This increase was primarily due to a $0.4 million increase in cost of maintenance revenue related to increased headcount of our North American and European support organizations to support the new customers we added during 2009 and the first quarter of 2010. Cost of license revenue also increased by $0.2 million in the three months ended March 31, 2010 compared to the same period in 2009 due to the amortization of acquired product technologies associated with the Tek-Tools acquisition in January 2010.

Operating Expenses

	Three Months Ended March 31,
	2010		2009
Operating Expenses	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change
(dollars in thousands)
Sales and marketing	$10,249	29.9%	$6,700	27.8%	$3,549
Research and development	3,627	10.6	2,426	10.1	1,201
General and administrative	5,321	15.5	3,865	16.1	1,456

Total	$19,197	55.9%	$12,991	54.0%	$6,206

Sales and Marketing. Sales and marketing expenses were $10.2 million in the three months ended March 31, 2010 compared to $6.7 million in the three months ended March 31, 2009, an increase of $3.5 million, or 53.0%. Sales and marketing expenses increased in the three months ended March 31, 2010 due to the expansion of our direct inside sales force in the United States, EMEA and the Asia Pacific region, an increase in marketing operations and program costs in the United States and EMEA and an increase in business development costs as we began to expand our partner relationships. As a result of these efforts, our sales and marketing personnel costs, which includes stock-based compensation expense, increased by $2.6 million. Marketing program costs such as paid search, search engine optimization, search engine management, web operating costs and trade shows increased by $0.8 million.

Research and Development. Research and development expenses were $3.6 million in the three months ended March 31, 2010 compared to $2.4 million in the three months ended March 31, 2009, an increase of $1.2 million, or 49.5%. In order to support our product development strategy, we increased the size of our research and development organization in 2009, including a significant increase to our personnel in our Czech Republic development center as well as the addition of research and development personnel in Dallas, Texas and Chennai, India as a result of the acquisition of Tek-Tools. Due to this growth, our personnel costs, which includes stock-based compensation expense, increased by $1.2 million in the first quarter of 2010 compared to the first quarter of 2009.

General and Administrative. General and administrative expenses were $5.3 million in the three months ended March 31, 2010 compared to $3.9 million in the three months ended March 31, 2009, an increase of $1.5 million, or 37.7%. This increase was due primarily to a $1.2 million increase in personnel costs, which includes stock-based compensation expense, $0.3 in accounting and legal expenses associated with the acquisition of Tek-Tools and a $0.2 million increase in amortization related to the certain intangible assets from Tek-Tools offset by a $0.3 million decrease in management fees.

Other Income (Expense)

	Three Months Ended March 31,
Other Income (Expense)	2010	2009	Change
(dollars in thousands)
Interest income	$33	$79	$(46)
Interest expense	(783)	(1,451)	668
Other income	48	3	45

Total	$(702)	$(1,369)	$667

Interest expense in the three months ended March 31, 2010 decreased by $0.7 million from the three months ended March 31, 2009 due to a lower amount of outstanding indebtedness because of principal prepayments we made in 2009 and a lower effective interest rate on our outstanding debt.

Income Tax Expense

Our income tax expense in the three months ended March 31, 2010 increased by $1.2 million from the three months ended March 31, 2009. This increase resulted from an increase in our income before income taxes of $4.1 million during the same periods. This increase was partially offset by a decrease in our effective tax rate from 30.3% in the three months ended March 31, 2009 to 29.8% in the three months ended March 31, 2010 as a result of an increase in the percentage of our revenue that is comprised of international revenue, which is taxed at a lower corporate tax rate.

Reconciliation of Non-GAAP Financial Measures

Our investor and analyst presentations include non-GAAP operating income, which we define as operating income plus stock-based compensation expense, amortization of intangible assets, expenses related to the secondary offering of common stock by certain of our stockholders in the fourth quarter of 2009, lawsuit settlement and related legal fees and certain acquisition costs. The table below provides a reconciliation of this non-GAAP financial measure to the most recent directly comparable financial measure calculated and presented in accordance with GAAP. Non-GAAP operating income should not be considered as an alternative to operating income and any other measure of financial performance calculated and presented in accordance with GAAP. Our non-GAAP operating income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate non-GAAP operating income in the same manner as we do. We prepare non-GAAP operating income to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reason we consider them appropriate.

We believe non-GAAP operating income is useful to investors in evaluating our operating performance for the following reasons:

•

Non-GAAP operating income is widely used by investors to measure a company’s operating performance without regard to items, such as interest expense, income tax expense, depreciation and amortization and stock-based compensation, that can vary substantially from company to company depending upon their financing and accounting methods, the book value of their assets, their capital structures and the method by which their assets were acquired and certain expenses and expenditures, such as lawsuit settlement and related legal fees, that may not be indicative of a company’s core business operations;

•	Securities analysts use non-GAAP operating income as a supplemental measure to evaluate the overall operating performance of companies; and

•

By comparing our non-GAAP operating income in different historical periods, our investors can evaluate our operating results without the additional variations of stock-based compensation expense, which is a non-cash expense that is not a key measure of our operations.

Our management uses non-GAAP operating income:

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

We understand that, although non-GAAP operating income is frequently used by investors and securities analysts in their evaluation of companies, non-GAAP operating income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Items excluded from the calculation of non-GAAP operating income, such as stock-based compensation expense, the amortization of intangible assets, costs related to equity offerings and acquisition costs, can have a material impact on our business.

The following table presents a reconciliation of non-GAAP operating income to operating income, the most comparable GAAP measure, for each of the three-month periods indicated (in thousands):

	Three Months Ended
Reconciliation of Non-GAAP Operating Income to Operating Income	March 31, 2010	March 31, 2009
Operating income	$13,429	$9,955
Amortization of intangible assets	631	189
Lawsuit settlement and related legal fees	(148)	65
Secondary offering expenses	19	—
Acquisition costs	266	—
Stock-based compensation expense	2,321	1,668

Non-GAAP operating income	$16,518	$11,877

Acquisitions

On January 26, 2010, we acquired certain of the assets of Tek-Tools for the following: (i) $26.0 million of cash; (ii) 362,138 shares of our common stock with a value of approximately $7.4 million based on the closing price of our common stock as reported on the New York Stock Exchange on January 26, 2010; (iii) $2.0 million of cash and 90,535 shares of our common stock with a value of approximately $1.8 million based on the closing price of our common stock on the date of the acquisition, each being held in escrow as security for breaches of representations and warranties, covenants and certain other expressly enumerated matters by Tek-Tools and its stockholders; (iv) $2.0 million of cash being withheld to be paid upon the achievement of sales milestones of the acquired business during calendar year 2010; and (v) $2.0 million of cash being withheld to be paid upon the receipt of certain third-party consents. Tek-Tools provided us an immediate product offering of storage and virtualized server infrastructures that was missing from our product offerings and eliminated the normal time to market required to develop a new software product. We accounted for the Tek-Tools acquisition using the purchase method of accounting. We allocated the purchase price to the assets acquired, including intangible assets, and liabilities assumed based on estimated fair values at the date of the acquisition. We estimated the value of assets and liabilities based on purchase price and future intended use. We derived the value of intangible assets of $18.1 million and recorded goodwill of $25.2 million for the Tek-Tools acquisition. We derived the value of intangible assets from the present value of estimated future benefits from the various intangible assets acquired. Goodwill represents the excess of the purchase price over the aggregate fair value of the net identifiable assets acquired. We have included the operating results of this acquisition in our consolidated results from the effective date of the acquisition.

Liquidity and Capital Resources

At March 31, 2010, we had $104.1 million in cash and cash equivalents and $72.0 million of working capital. Our available cash and cash equivalents are held in bank deposits and money market funds. Our money market mutual funds invest in high-quality, short-term securities, many of which are issued or guaranteed by the U.S. government or by U.S. government agencies. We also hold a portion of our cash and cash equivalents in bank deposits located in Ireland that are fully guaranteed by the Irish government. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances held in the United States may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits or are not insured by the FDIC. While we monitor the balances in our accounts and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We strive to maintain our cash deposits and invest our money market funds with financial institutions of reputable credit and therefore bear minimal credit risk. To date, we have experienced no loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

As of December 31, 2009, we had approximately $44.1 million of outstanding indebtedness under our first lien and second lien credit agreements. In March 2010, we made a required prepayment of $16.9 million and an additional prepayment of $2.2 million of principal, which paid off all of the outstanding principal under our first lien credit agreement and reduced our total outstanding indebtedness to $25.0 million under our second lien credit agreement. The outstanding balance under the second lien credit agreement matures in December 2011.

The second lien credit agreement contains financial covenants placing a limit on our annual capital expenditures and requiring us to maintain a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio as of the last day of each fiscal quarter and the borrowings are secured by substantially all of our North American assets. The interest coverage ratio is calculated as a ratio of Adjusted EBITDA for the trailing four quarters to cash interest expense for the trailing four quarters. Adjusted EBITDA is defined in our second lien credit agreement as net income plus net interest expense, income tax expense (benefit), depreciation and amortization and stock-based compensation expense. To be in compliance, our interest coverage ratio had to be at least 3.5 to 1.0 as of March 31, 2010 and must be at least 3.5 to 1.0 as of the last day of each fiscal quarter thereafter. The leverage ratio is calculated as a ratio of consolidated total debt to Adjusted EBITDA for the trailing four quarters. Our leverage ratio as of March 31, 2010 could not be more than 2.6 to 1.0, and this maximum ratio decreases over time to 2.1 to 1.0 as of December 31, 2011. We were in compliance with each of these key operational and financial covenants as of March 31, 2010. We estimate our capital expenditures for 2010 to be approximately $3.5 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $16.0 million and $14.9 million for the three months ended March 31, 2010 and 2009, respectively. Net income was $8.9 million and $6.0 million for the three months ended March 31, 2010 and 2009, respectively. We incurred a net non-cash benefit of $0.8 million for the three months ended March 31, 2010. We incurred non-cash expenses totaling $2.2 million for the three months ended March 31, 2009. Non-cash expenses or benefits primarily consisted of stock-based compensation expense, deferred taxes and depreciation and amortization expense.

The change in certain assets and liabilities resulted in a net source of cash of $7.8 million and $6.7 million for the three months ended March 31, 2010 and 2009, respectively. Cash provided by operating activities is driven by sales of our software offerings. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. Net cash provided by operating activities was reduced by interest payments of $0.5 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively. Net cash provided by operating activities was increased by $3.9 million from an income tax refund in the three months ended March 31, 2010 that decreased prepaid income taxes.

Net Cash Used in Investing Activities

Net cash used in investing activities was $28.7 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. Net cash used in investing activities for the three months ended March 31, 2010 was primarily due to the $28.0 million of cash used in our purchase of certain assets of Tek-Tools.

Net Cash Used in Financing Activities

Net cash used in financing activities was $12.0 million and $7.1 million for the three months ended March 31, 2010 and 2009, respectively. Net cash used in financing activities in the three months ended March 31, 2010 was due to a $19.1 million repayment of long-term debt partially offset by $3.3 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock option exercises of $3.9 million, which is a reduction in cash payments related to income taxes.

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

Contractual Obligations and Commitments

In March 2010, we made a required prepayment of $16.9 million and an additional prepayment of $2.2 million of principal, which paid off all of the outstanding principal under our first lien credit agreement and reduced our total outstanding indebtedness to $25.0 million under our second lien credit agreement. Unlike our first lien credit agreement, our second lien credit agreement does not require us to make repayments based on the annual calculations of our excess cash flow. As a result of these prepayments under our first lien credit agreement, our future estimated interest expense was reduced by approximately $0.5 million in 2010 and $0.7 million in 2011.

We entered into an agreement to purchase certain assets of Tek-Tools in January 2010. The purchase agreement included two earnout payments as follows: (i) up to $2.0 million of cash to be paid upon the achievement of sales milestones for 2010 and (ii) up to $2.0 million of cash to be paid upon the receipt of certain third-party consents. The payments are recorded at fair value on our condensed consolidated balance sheet at March 31, 2010 as an accrued acquisition earnout of $3.7 million.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2010, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under our credit facilities and foreign exchange rate risk.

Interest Rate Risk

We had cash and cash equivalents of $104.1 million at March 31, 2010. We held these amounts primarily in cash or money market funds. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt specific hedging strategies in the future. Any declines in interest rates, however, will reduce future interest income.

We had total outstanding debt of $25.0 million at March 31, 2010. The interest rate on this debt is variable and adjusts periodically based on the three-month LIBOR rate. If the LIBOR rate changes by 1%, our annual interest expense would change by approximately $0.3 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 did not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2010.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we have been and may be involved in various legal proceedings arising from our ordinary course of business. We currently have no material legal proceedings pending.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 6.	Exhibits

Exhibit Number

2.1(1)	Asset Purchase Agreement dated as of January 26, 2010 by and among the Registrant, SolarWinds Worldwide, LLC, SolarWinds Software Europe (Holdings) Limited, Tek-Tools, Inc. and U.S. Bank, N.A.

3.1(2)	Amended and Restated Certificate of Incorporation, as currently in effect

3.2(3)	Amended and Restated Bylaws, as currently in effect

4.1(3)	Specimen certificate for shares of common stock

10.1(4)	2008 Equity Incentive Plan and forms of agreements thereto

10.2*	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Kenny L. Van Zant dated April 26, 2010

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001- 34358) filed on January 27, 2010.
(2)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 (SEC File No. 333-162661) filed on October 26, 2009.
(3)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-149851), originally filed on March 21, 2008 and subsequently amended, or the IPO Registration Statement.
(4)	Incorporated by reference to exhibits 10.4, 10.5, 10.6 and 10.6A of the IPO Registration Statement.
*	Filed herewith
**	Furnished herewith.

SOLARWINDS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS, INC.

Dated: May 6, 2010	By:	/S/ MICHAEL J. BERRY
Michael J. Berry
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit Number

2.1(1)	Asset Purchase Agreement dated as of January 26, 2010 by and among the Registrant, SolarWinds Worldwide, LLC, SolarWinds Software Europe (Holdings) Limited, Tek-Tools, Inc. and U.S. Bank, N.A.

3.1(2)	Amended and Restated Certificate of Incorporation, as currently in effect

3.2(3)	Amended and Restated Bylaws, as currently in effect

4.1(3)	Specimen certificate for shares of common stock

10.1(4)	2008 Equity Incentive Plan and forms of agreements thereto

10.2*	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Kenny L. Van Zant dated April 26, 2010

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001- 34358) filed on January 27, 2010.
(2)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 (SEC File No. 333-162661) filed on October 26, 2009.
(3)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-149851), originally filed on March 21, 2008 and subsequently amended, or the IPO Registration Statement.
(4)	Incorporated by reference to exhibits 10.4, 10.5, 10.6 and 10.6A of the IPO Registration Statement.
*	Filed herewith
**	Furnished herewith.