Form 10-Q
period 2010-06-30
SolarWinds, Inc.
filed 2010-07-30
CIK 1428669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

or

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

On July 26, 2010, 68,614,234 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

 SolarWinds, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$99,767	$129,788
Accounts receivable, net of allowances of $101 and $149 as of June 30, 2010 and December 31, 2009, respectively	17,013	15,786
Income tax receivable	572	109
Deferred taxes	289	252
Prepaid income taxes	—	4,675
Other current assets	2,877	2,116
Total current assets	120,518	152,726
Property and equipment, net	6,623	6,406
Debt issuance costs, net	—	399
Deferred taxes	3,194	2,078
Goodwill	40,372	15,444
Intangible assets and other, net	21,100	4,417
Total assets	$191,807	$181,470

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,131	$3,293
Accrued liabilities	4,449	4,937
Accrued interest payable	—	539
Accrued earnout	3,743	—
Income taxes payable	336	284
Current portion of deferred revenue	43,099	37,103
Current portion of long-term debt	—	16,871
Total current liabilities	53,758	63,027
Long-term liabilities:
Deferred revenue, net of current portion	3,144	1,544
Deferred taxes	778	153
Other long-term liabilities	621	454
Long-term debt, net of current portion	—	27,226
Total long-term liabilities	4,543	29,377
Total liabilities	58,301	92,404
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 68,504,017 and 66,502,098 shares issued as of June 30, 2010 and December 31, 2009, respectively	69	67
Additional paid-in capital	151,940	123,083
Accumulated other comprehensive loss	(1,851)	(159)
Accumulated deficit	(16,652)	(33,925)
Total stockholders' equity	133,506	89,066
Total liabilities and stockholders' equity	$191,807	$181,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

 Condensed Consolidated Statements of Income
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
License	$17,264	$14,598	$34,885	$27,139
Maintenance and other	18,244	12,444	34,948	23,978
Total revenue	35,508	27,042	69,833	51,117
Cost of license revenue	462	154	817	305
Cost of maintenance and other revenue	1,458	1,039	2,802	2,017
Gross profit	33,588	25,849	66,214	48,795
Operating expenses:
Sales and marketing	10,688	7,225	20,937	13,925
Research and development	3,824	2,755	7,451	5,181
General and administrative	6,925	4,112	12,246	7,977
Total operating expenses	21,437	14,092	40,634	27,083
Operating income	12,151	11,757	25,580	21,712
Other income (expense):
Interest income	67	53	100	132
Interest expense	(363)	(1,540)	(1,146)	(2,991)
Other income (expense)	163	(9)	211	(6)
Total other expense	(133)	(1,496)	(835)	(2,865)
Income before income taxes	12,018	10,261	24,745	18,847
Income tax expense	3,682	3,443	7,472	6,041
Net income	$8,336	$6,818	$17,273	$12,806
Net income per share:
Basic earnings per share	$0.12	$0.15	$0.25	$0.35
Diluted earnings per share	$0.11	$0.13	$0.24	$0.30
Weighted shares used to compute net income per share:
Shares used in computation of basic earnings per share	68,202	44,907	67,738	36,544
Shares used in computation of diluted earnings per share	73,287	50,952	73,061	42,236

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2009	66,502	$67	$123,083	$(159)	$(33,925)	$89,066
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(1,692)	—	(1,692)
Net income	—	—	—	—	17,273	17,273
Comprehensive income						15,581
Shares issued in connection with business acquisition	453	—	9,221	—	—	9,221
Exercise of stock options	1,549	2	5,834	—	—	5,836
Stock-based compensation	—	—	6,609	—	—	6,609
Excess tax benefit from stock-based compensation	—	—	7,193	—	—	7,193
Balances at June 30, 2010	68,504	$69	$151,940	$(1,851)	$(16,652)	$133,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$17,273	$12,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,492	1,031
Provision for doubtful accounts	15	115
Stock-based compensation expense	6,609	3,553
Deferred taxes	(511)	(28)
Excess tax benefit from stock-based compensation	(7,193)	(1,721)
Other non-cash expenses	501	864
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(1,991)	875
Income taxes receivable	(493)	406
Prepaid income taxes	4,675	(2,129)
Prepaid and other current assets	(622)	(499)
Accounts payable	(1,141)	294
Accrued liabilities	(308)	767
Accrued interest payable	(539)	(978)
Income taxes payable	7,460	1,900
Deferred revenue and other liabilities	6,594	4,730
Net cash provided by operating activities	32,821	21,986

Cash flows from investing activities
Purchases of property and equipment	(1,434)	(975)
Purchases of intangible assets	(209)	(200)
Acquisition of businesses	(28,039)	(46)
Net cash used in investing activities	(29,682)	(1,221)

Cash flows from financing activities
Repayment of long-term debt	(44,097)	(56,986)
Exercise of stock options	5,836	2,391
Net cash proceeds from initial public offering	—	104,625
Excess tax benefit from stock-based compensation	7,193	1,721
Repayments of capital lease obligations	(9)	(13)
Payments for initial public offering costs	—	(878)
Net cash (used in) provided by financing activities	(31,077)	50,860
Effect of exchange rate changes on cash and cash equivalents	(2,083)	(41)
Net (decrease) increase in cash and cash equivalents	(30,021)	71,584
Cash and cash equivalents
Beginning of period	129,788	40,566
End of period	$99,767	$112,150

Supplemental disclosure of cash flow information
Cash paid for interest	$1,280	$3,369
Cash (received) paid for income taxes	$(3,658)	$5,865
Noncash investing and financing transactions
Accrued earnout (Note 8)	$3,743	$—
Stock issued for acquisition (Note 3)	$9,221	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or the SEC. In the opinion of our management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and those items discussed in these Notes, necessary for a fair presentation of our financial position, as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009, the cash flows for the six months ended June 30, 2010 and 2009 and stockholders’ equity for the six months ended June 30, 2010. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying Notes for the fiscal year ended December 31, 2009, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Basis of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to those estimates and assumptions include, but are not limited to, the carrying amounts of property and equipment, intangible assets, goodwill, the allowance for doubtful accounts, the valuation of stock options, deferred income taxes and contingent liabilities.  Actual results could differ from those estimates.

Recently Adopted Accounting Principles

In May 2009, the Financial Accounting Standards Board, or FASB, issued a standard that sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods ending after June 15, 2009. We adopted this standard in the quarter ended June 30, 2009. This standard did not impact our consolidated financial results. In February 2010, the FASB amended the guidance for SEC filers removing the requirement to disclose the date through which an entity has disclosed subsequent events. The reissuance disclosure requirements for subsequent events have been refined to apply only to revised financial statements.

In January 2010, the FASB issued a standard that requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This standard also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. We adopted this standard in the quarter ended March 31, 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for us at the beginning of fiscal 2011. The adoption of this standard did not have a material impact, and the deferred provisions of this standard are not expected to have a material impact, on our financial statements.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their respective fair values, due to the short-term nature of these instruments.

We apply the authoritative guidance on fair value measurements for financial assets and liabilities and non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets and property, plant and equipment that are measured at fair value on a non-recurring basis. The guidance defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations.

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

In order to determine fair value of our money market funds, we use quoted prices in active markets for identical assets. Therefore, our money market funds are considered a Level 1 item. We currently have no financial instruments that qualify as Level 2 items.

The fair value of the contingent consideration related to the asset purchase agreement with Tek-Tools, Inc., or Tek-Tools, was recorded in our condensed consolidated balance sheet at June 30, 2010 as an accrued earnout (see Note 8 for further details on the determination of fair value).  There have been no changes in the potential outcomes for payment.

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in our condensed consolidated balance sheets:

	Basis of Fair Value Measurements as of June 30, 2010
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents- money market funds	$70,100	$70,100	$—	$—
Accrued earnout	$3,743	$—	$—	$3,743

	Basis of Fair Value Measurements as of December 31, 2009
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash equivalents- money market funds	$92,500	$92,500	$—	$—

Long-Term Debt

On December 13, 2005, we entered into credit agreements with an investment management firm pursuant to which we borrowed $85.0 million on a First Lien Note and $25.0 million on a Second Lien Note. In March 2010, we repaid the $19.1 million of outstanding principal on the First Lien Note.  In May 2010, we fully repaid the remaining $25.0 million of principal outstanding on the Second Lien Note.

The estimated fair value of our total amounts outstanding under the credit agreements at December 31, 2009 was $43.0 million and was determined in accordance with fair value disclosure requirements. We estimated the fair value of the credit agreements by discounting future cash flows using interest rate spreads currently available for a credit agreement with similar terms and maturity to our existing outstanding borrowings. The total outstanding borrowings at December 31, 2009 were recorded in our condensed consolidated financial statements at their aggregate carrying value of $44.1 million.  At June 30, 2010, there were no outstanding borrowings recorded in our consolidated financial statements.

Debt Issuance Costs

We amortize debt issuance costs over the term of the associated debt. The gross carrying amount of debt issuance costs was $1.2 million and accumulated amortization was $0.8 million at December 31, 2009. In March 2010, we repaid the $19.1 million outstanding principal balance on our First Lien Note and wrote-off $0.2 million of debt issuance costs associated with the note.  In May 2010, we fully repaid the $25.0 million outstanding principal balance on our Second Lien Note and wrote-off the remaining $0.1 million of debt issuance costs.  Therefore, at June 30, 2010, the gross carrying amount of debt issuance costs and the accumulated amortization balances were $0. Interest expense includes the amortization and write-off of debt issuance costs, which was $0.1 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively, and $0.4 million and $0.6 million in the six months ended June 30, 2010 and 2009, respectively.

Income Taxes

We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of our assets and liabilities.

We follow the authoritative guidance on accounting for uncertainty in income taxes recognized in our financial statements which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Stock-Based Compensation

We have granted our employees and directors stock-based incentive awards. These awards are in the form of stock options, restricted stock and restricted stock units. We measure stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards on the date of grant. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The fair value of restricted stock and restricted stock unit awards is determined using the fair market value of our common stock based on the quoted market price on the date of grant.

Stock-based compensation reduced income before income taxes by $4.3 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively, and $6.6 million and $3.6 million in the six months ended June 30, 2010 and 2009, respectively. The income tax benefit related to stock-based compensation was $1.2 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and $1.7 million and $0.6 million in the six months ended June 30, 2010 and 2009, respectively. In June 2010, our former Executive Chairman retired and entered into a Severance Agreement and Release which provided for, among other things, an acceleration of the vesting of certain options, resulting in an additional one-time stock-based compensation expense of $1.4 million. The income tax benefit related to this additional one-time stock-based compensation expense was $0.5 million.

An excess tax benefit arises when the tax deduction related to a stock option award is greater than the award’s original grant date fair value pursuant to the authoritative guidance. For financial reporting purposes, this excess tax benefit is not recorded as a tax benefit in our condensed consolidated statements of income and is instead treated as additional paid-in capital in our condensed consolidated balance sheets.  For the three months ended June 30, 2010, we recognized $3.5 million of tax benefits from the exercise of stock option awards, of which $3.3 million resulted in excess tax benefits. For the six months ended June 30, 2010, we recognized $7.9 million of tax benefits from the exercise of stock option awards, of which $7.2 million resulted in excess tax benefits. For the three and six months ended June 30, 2009, we recognized $2.2 million of tax benefits from the exercise of stock option awards of which $1.7 million resulted in excess tax benefits. These excess tax benefits are a reduction to our cash payments related to income taxes and must be reported in net cash used in financing activities in our condensed consolidated statements of cash flows.

Reclassifications

Certain reclassifications have been made to the condensed consolidated balance sheet at December 31, 2009 to conform with the June 30, 2010 presentation. These reclassifications had no effect on total assets, total liabilities, total stockholders’ equity or cash flows.

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

Tek-Tools provided us an immediate product offering of storage and virtualized server infrastructures that was missing from our product offerings and eliminated the normal time to market required to develop a new software product. We accounted for the Tek-Tools acquisition using the purchase method of accounting. We allocated the purchase price to the assets acquired, including intangible assets, and liabilities assumed based on estimated fair values at the date of the acquisition. We estimated the value of assets and liabilities based on purchase price and future intended use. We derived the value of intangible assets from the present value of estimated future benefits from the various intangible assets acquired. We also incurred direct acquisition costs of approximately $0.4 million, which are included in general and administrative expense in our condensed consolidated statements of income. We included the operating results of Tek-Tools in our condensed consolidated financial statements from the effective date of the acquisition.

We allocated the purchase price for Tek-Tools as follows:

		Useful Life
	Fair Value	(in years)
Intangible assets (in thousands):
Developed product technologies	$9,571	7
Customer relationships	5,330	6
Trademarks	2,922	7
Non-competition covenant	295	5
Goodwill	25,190	—
Deferred revenue	(2,380)	—
Net other assets	36	—
Total purchase price	$40,964

Goodwill represents the excess of the purchase price over the aggregate fair value of the net identifiable assets acquired and is deductible for tax purposes. Goodwill for Tek-Tools resulted primarily from our expectations that we will now be able to offer customers of our network and application management products additional products that provide visibility into storage performance and usage, virtualization and server performance and backup monitoring and analysis. Additionally, the Tek-Tools products will be used to attract new customers to SolarWinds for storage, virtualization and network management. We have integrated the Tek-Tools business into our broader IT management business and intend to integrate the storage and virtualization management products into our Orion family of products.

The following table presents our unaudited pro forma results of operations for the three and six months ended June 30, 2010 and 2009 as if the acquisition had occurred at the beginning of the respective periods. The pro forma financial data for all periods presented include adjustments for the following: (i) elimination of stock-based compensation and interest expense from historical Tek-Tools financial statements; (ii) recording the additional amortization expense from the identifiable intangible assets; (iii) adjusting the estimated tax provision of the pro forma combined results; and (iv) the issuance of our common stock to Tek-Tools stockholders. The pro forma revenue for the three and six months ended June 30, 2010 is based on Tek-Tools deferred revenue balance of $4.5 million as of December 31, 2009. The purchase price allocation amount assigned to deferred revenue is $2.4 million, which represents the fair value of the maintenance agreements we assumed and our future obligation to provide support to these customers. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisition had taken place at the beginning of the respective periods, or of future results.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	Actual	Pro Forma	Pro Forma
(in thousands, except per share data)
Revenue	$35,508	$28,563	$70,435	$53,937
Net income	8,336	6,092	17,160	11,131
Earnings per share
Basic	0.12	0.14	0.25	0.30
Diluted	0.11	0.12	0.23	0.26

4. Goodwill and Other Intangible Assets

At June 30, 2010 and December 31, 2009, we had goodwill in the amounts of $40.4 million and $15.4 million, respectively. The increase in goodwill in the first two quarters of 2010 consisted of $25.2 million of goodwill associated with the Tek-Tools acquisition offset by a $0.2 million decrease from exchange rate fluctuations upon consolidation of goodwill recorded in our foreign subsidiaries. We assess goodwill for impairment annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. No impairment was noted at June 30, 2010 or December 31, 2009.

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

Intangible assets consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
(in thousands)
Developed product technologies	$12,418	$(1,659)	$10,759	$2,958	$(861)	$2,097
Customer relationships	5,860	(610)	5,250	592	(196)	396
Intellectual property	764	(168)	596	657	(133)	524
Trademarks	4,200	(222)	3,978	1,212	(36)	1,176
Non-competition covenant	292	(24)	268	—	—	—
Total intangible assets	$23,534	$(2,683)	$20,851	$5,419	$(1,226)	$4,193

Amortization expense for acquired intangible assets for the three and six months ended June 30, 2010 and 2009 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Amortization expense	$845	$193	$1,476	$382

We use a useful life for assets with finite lives of three to seven years for trademarks, customer relationships, non-competition covenants and acquired developed product technologies and ten years for intellectual property.  We estimate aggregate intangible asset amortization expense to be $1.6 million for the second half of 2010, $3.4 million in 2011, $3.2 million in 2012, $3.1 million in 2013 and $3.1 million in 2014. The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Deposits, which are included in other assets, were $0.2 million at both June 30, 2010 and December 31, 2009.

5. Stockholders’ Equity and Stock-Based Compensation

All equity awards issued subsequent to our IPO are granted under our 2008 Equity Incentive Plan, or 2008 Stock Plan. Our Amended and Restated Stock Plan, or the 2005 Stock Plan, was terminated at the time of our IPO for purposes of granting any future equity awards under the plan. The 2005 Stock Plan will continue to govern the terms and conditions of all outstanding equity awards previously granted under the 2005 Stock Plan. At June 30, 2010, 7,115,312 shares of common stock were available for future grants under the 2008 Stock Plan.

Stock Options

Option activity and balances under the 2005 and 2008 Stock Plans were as follows:

				Weighted-
				Average
		Weighted-	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise	Value	Term
	Outstanding	Price	(in thousands)	(in years)
Outstanding balances at December 31, 2009	10,732,409	$4.67
Options granted	1,160,660	19.22
Options exercised	(1,549,246)	3.77
Options forfeited	(380,722)	10.89
Outstanding balances at June 30, 2010	9,963,101	$6.27
Options exercisable at June 30, 2010	6,869,067	$3.72	$84,660	4.41
Options vested and expected to vest at June 30, 2010	9,743,635	$6.17	$99,772	5.66

Additional information regarding options follows (in thousands except per share amounts):
Six Months
Ended
June 30, 2010
Weighted-average grant date fair value per share of options granted during the period	$10.98
Aggregate intrinsic value of options exercised during the period	21,860
Aggregate weighted-average fair value of options vested during the period	5,939

The total unrecognized stock-based compensation expense related to unvested stock options and restricted stock and subject to recognition in future periods was $21.8 million as of June 30, 2010 and we expect to recognize this expense over a weighted-average period of 3.08 years.

We estimated fair value for these stock options at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
Six Months
Ended
June 30, 2010
Expected dividend yield	0.0%
Volatility	59.4%
Risk-free rate of return	2.4 - 2.9%
Expected life	6.02 years

We have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assumed the expected dividend yield to be zero. Since we were a private entity prior to our IPO in May 2009 with no historical data regarding the volatility of our own common stock price, we based the expected volatility on the historical and implied volatility of comparable companies from a representative industry peer group. We determined expected volatility of options granted using an average of the historical volatility measures of this peer group of companies. We based the risk-free rate of return on the average U.S. treasury yield curve for five and seven-year terms for the six months ended June 30, 2010. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our common stock has been publicly traded.

Restricted Stock Awards

The following table summarizes restricted stock award activity under the 2008 Stock Plan:

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
	Outstanding	Per Share
Unvested balances at December 31, 2009	3,753	$19.99
Restricted stock awards granted	—	—
Restricted stock awards vested	(2,502)	19.99
Restricted stock awards forfeited	(1,251)	19.99
Unvested balances at June 30, 2010	—	$—

As of June 30, 2010, there were no restricted stock awards outstanding. All previously outstanding restricted stock awards either vested as of the 2010 annual meeting of our stockholders held on May 21, 2010 or were forfeited prior to such time.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2008 Stock Plan:

Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
	Number	Grant Date	Intrinsic	Contractual
	of Units	Fair Value	Value	Term
	Outstanding	Per Share	(in thousands)	(in years)
Unvested balances at December 31, 2009	—	$—
Restricted stock units granted	232,520	19.12
Restricted stock units vested	—	—
Restricted stock units forfeited	(2,175)	19.49
Unvested balances at June 30, 2010	230,345	$19.12	$3,695	9.67

6. Earnings Per Share

We computed basic earnings per share using the weighted-average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and for the shares that would be issued upon the conversion of the convertible preferred stock.

A reconciliation of the number of the numerator and denominator used in the calculation of basic and diluted earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(in thousands)
Basic earnings per share
Numerator:
Net income	$8,336	$6,818	$17,273	$12,806
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	68,202	44,907	67,738	36,544
Diluted earnings per share
Numerator:
Net income	$8,336	$6,818	$17,273	$12,806
Denominator:
Weighted-average shares used in computing basic earnings per share	68,202	44,907	67,738	36,544
Add options to purchase common stock	5,085	6,045	5,323	5,692
Weighted-average shares used in computing diluted earnings per share	73,287	50,952	73,061	42,236

The conversion of the convertible preferred stock outstanding into 27,000,003 shares of common stock that occurred in May 2009 upon the closing of our IPO  was not included in diluted earnings per share for the three and six months ended June 30, 2009 under the if-converted method because the results would have been antidilutive.

Dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. During the three months ended June 30, 2010 and 2009, options to purchase approximately 1,196,000 and 2,267,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the excess tax benefit and thus the results would have been antidilutive. The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises.

7. Income Taxes

For the three and six months ended June 30, 2010, we recorded income tax expense of $3.7 million and $7.5 million, respectively, resulting in an effective tax rate of 30.6% and 30.2%, respectively. For the three months ended and six months ended June 30, 2009, we recorded income tax expense of $3.4 million and $6.0 million, respectively, resulting in an effective tax rate of 33.6% and 32.1%, respectively. The decrease in the effective tax rate from 2009 to 2010 was primarily attributable to our international revenue, which is taxed at a lower rate, becoming a larger percentage of our total revenue.

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and six months ended June 30, 2010 and 2009, interest and penalties recorded were not significant. As of June 30, 2010, we had accrued an insignificant amount for the payment of interest related to unrecognized tax benefits.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2008 tax years generally remain open and subject to examination by federal and state tax authorities. In significant foreign jurisdictions, the 2007 through 2009 tax years generally remain open and subject to examination by their respective tax authorities. We are not currently under audit in any major taxing jurisdiction.

8. Commitments and Contingencies

Legal Proceedings

From time to time, we have been and may be involved in various legal proceedings arising from our ordinary course of business. We currently have no material legal proceedings pending.

Other

We entered into an agreement to purchase certain assets of Tek-Tools in January 2010. The purchase agreement included two earnout payments as follows: (i) up to $2.0 million of cash to be paid upon the achievement of sales milestones for 2010 and (ii) up to $2.0 million of cash to be paid upon the receipt of certain third-party consents. The $1.7 million present value of the sales milestone earnout is based on the weighted average cost of capital discount rate reduced by the risk of achieving a revenue-based milestone. The payments are recorded at fair value on our condensed consolidated balance sheet at June 30, 2010 as an accrued acquisition earnout of $3.7 million in the aggregate.  As of June 30, 2010, there have been no changes in either of the probabilities of the potential outcomes for these payments.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may be signified by terms such as “anticipates,” “believes,” “could,” "continues," “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in other documents we file with the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

We have increased the number of our customers from over 28,000 as of June 30, 2006, to over 95,000 as of June 30, 2010. Our customers include small- and mid-size businesses, enterprises, and local, state and federal government entities that have purchased one or more of our products. We have an active, loyal end-user community that is built from our customers and end-users who have downloaded our free tools. We seek to expand, and generate loyalty from, our customer base and our end-user community by providing a variety of free tools for IT professionals, by hosting our online community website, thwack, and through other marketing programs.

As a core part of our strategy, we have developed a differentiated business model for marketing and selling high volumes of affordably priced, downloadable, enterprise-class software directly to IT professionals. We design our products to be easy-to-install and easy-to-evaluate, allowing potential buyers of our software to see the value that the product provides after downloading a free copy of the software from our website for evaluation. We offer our products at compelling prices, and our average license transaction in each of 2007, 2008, 2009 and the six months ended June 30, 2010, was less than $8,000 compared to hundreds of thousands of dollars for many competing products. We design our Internet-based marketing programs to drive visitors to our websites in order to generate large volumes of highly qualified leads. Our inside sales force uses a disciplined, transaction-oriented process to convert these leads into paying customers at a level of productivity per sales representative that is much higher than is typically achieved with a traditional direct sales force. Our business model allows us to offer our products at prices that are typically lower than competing frameworks and to support rapid growth in our business while maintaining high operating margins.

In addition, we employ a highly efficient product development process, a scalable marketing model and a high-volume, transaction-oriented inside sales model that have allowed us to drive and support rapid growth in our business at high operating margins while offering our products at prices that are typically significantly lower than competing frameworks. Our revenue grew from $61.7 million in 2007 to $93.1 million in 2008 to $116.4 million in 2009 and our operating income grew from $30.9 million in 2007 to $42.0 million in 2008 to $43.8 million in 2009. We manage our business with a culture and systems that are focused on metrics and helping us to achieve consistency in our execution.

We have also sought to expand our product offerings through acquisitions. In April 2007, we acquired ipMonitor, our entry-level network monitoring product, by purchasing substantially all of the assets and liabilities of IPMonitor Corporation, or IPMonitor. In May 2007, we acquired our LANsurveyor product and various underlying technologies by purchasing all of the outstanding stock of Neon Software, Inc., or Neon. In December 2008, we acquired our Kiwi Syslog Server and Kiwi CatTools products by purchasing substantially all of the assets and liabilities of Trilenium Investments Limited, or Trilenium, and assets and liabilities of its sole member. In January 2010, we acquired our Storage Profiler, Virtual and Server Profiler and Backup Profiler products in our Tek-Tools acquisition. We anticipate continuing to make selective acquisitions of companies with products that complement our business model.

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

Average Transaction Size for New Sales. We focus our sales, marketing and research and development efforts on IT professionals in organizations of all sizes, with the goal of driving purchases of our software by these IT professionals in very short sales cycles with minimal levels of approval. In addition, many of our customers make small initial purchases of our software to manage specific components of their networks and then make additional purchases over time to expand the use of the product that they purchased or to buy additional software products from us. We measure the average transaction size for new sales on a frequent basis as an indicator of the success of these efforts and to ensure the effectiveness of our marketing and sales model. We exclude our Kiwi Syslog Server and Kiwi CatTools products from our calculation of average transaction size for new sales because these products sell at a much lower price point than our Orion family of products and, despite representing a small portion of our revenue, would therefore have a significant impact to the average transaction size for new sales in those periods in which we sold the products. By excluding the products, we believe that management can better evaluate our core business without the variations imposed by the Kiwi products. Since the average transaction size for new sales will fluctuate on a quarterly basis as a result of a different mix of business and product sales, especially the U.S. federal government business, we also review the average transaction size for new sales on a trailing 12- month basis to eliminate the quarterly variability in our transaction mix.

Non-GAAP Operating Income. Our management uses non-GAAP operating income to measure our performance. Because non-GAAP operating income excludes certain non-cash expenses such as depreciation, amortization and stock-based compensation and certain expenses that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. We use non-GAAP operating income in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income is not determined in accordance with GAAP and is not a substitute for or superior to financial measures determined in accordance with GAAP. For further discussion regarding non-GAAP operating income and a reconciliation of non-GAAP operating income to net income, see “Reconciliation of Non-GAAP Financial Measures” included later in this Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Revenue Growth. We have employed a differentiated business model for marketing and selling high volumes of enterprise- class software, which is focused on rapid revenue growth at high operating margins. We regularly review our total revenue growth to measure our success. We have built a pricing model for our products that aims to maximize our recurring revenue and the value of a customer over time and not upfront license revenue. This is an important component of our financial model. This model is based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our core enterprise-class network and IT management products.

Opportunities and Trends

Businesses, governments and other organizations are increasingly relying on data networks and IT infrastructures to execute their operations, facilitate their internal and external communications and transact business with their customers and partners. The size of these networks, the number of applications and servers, and the complexity of physical and virtual server environments are increasing as organizations place more reliance on them. We believe that the increasing challenges of IT management and the limitations of existing offerings present a market opportunity for our products. In addition to the network management products that we have offered since 2001, we also offer products that we have developed or acquired that manage servers and applications and monitor and manage storage and virtualized servers. We believe that these products allow us to compete effectively in these additional markets of application management, storage resource management and virtual server management. We expect our revenue to continue to grow as we capitalize on these and other market opportunities.

We expect our trailing 12- month average transaction size to increase in the 15-20% range over the next several quarters as we continue to pursue our strategy of offering standalone products as well as attaching more modules to the sales of our flagship product, Orion Network Performance Monitor, or Orion NPM.  In addition, sales of the storage and virtualization products we acquired from Tek-Tools will also contribute to this growth as the average transaction size on these products is higher than our Orion family of products.

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

Our new sales to the U.S. federal government have declined over the past three quarters due to a reduction in the value of orders received from agencies and groups associated with the Department of Defense.  There has been limited consistency in the buying pattern of the U.S. federal government for larger transactions with our products, in particular transactions greater than $0.5 million.  We are aware of a number of projects that include our products but since we are subject to the federal buying process, we are unable to accurately predict when the purchase orders will be received.

We expect to continue to invest for the foreseeable future in expanding our business as we increase our direct inside sales presence in the United States, Europe and Asia, enhance and expand our product offerings and pursue strategic acquisitions. We expect to continue to experience significant annual growth in our commercial business while striving to maintain non-GAAP operating income as a percentage of revenue; however, there is a risk that the returns that we achieve on future investments in the growth of our business will not be as rapid or as high as what we have achieved in the past.

We expect our revenue to increase from the Tek-Tools acquisition in January 2010, but expect the acquired business to have a negative impact on our overall non-GAAP operating income as a percentage of revenue. We expect that this negative impact on non-GAAP operating income as a percentage of revenue to continue through the end of 2010.

Key Components of Our Results of Operations

Sources of Revenue

Our revenue is primarily comprised of license and maintenance revenue. We license our software under perpetual licenses, which includes maintenance, typically for one year, as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new licenses and upgrades to our software. We have experienced annual growth in license revenue. Customers can renew and generally have renewed their maintenance agreements for annual periods at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. Maintenance revenue is an important source of our future revenue. We have experienced strong and consistent annual and quarterly growth in maintenance and other revenue. Because our maintenance base grew during 2009 and the first half of 2010 due to new sales and high customer retention, we expect maintenance revenue to continue to increase in future periods.

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

Our operating expenses increased in absolute dollars and as a percentage of revenue in 2009 and the first half of 2010 as we have built infrastructure and added employees across all categories in order to accelerate and support our growth and to expand into international markets. The number of employees as of June 30, 2010 was 432 as compared to 280 as of June 30, 2009. We expect our operating expenses in future periods to continue to increase in absolute dollars and, partially as a result of the Tek-Tools acquisition, to be higher as a percentage of revenue in 2010 than in 2009 as we integrate the business.

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

Research and Development. Research and development expenses primarily consist of personnel costs for our product development employees and executives and fees to our contract development vendors in Eastern Europe. We have devoted our development efforts primarily to expanding our product line and increasing the functionality and enhancing the ease-of-use of our software offerings. In 2008, we opened a development center in the Czech Republic to take advantage of low labor rates and strong technical talent. We also acquired research and development personnel in New Zealand and India as part of our acquisition of Trilenium and Tek-Tools, respectively. Since establishing our research and development center in the Czech Republic and as a result of our acquisitions, we have significantly increased our research and development employee headcount and relied less on our Eastern European contract development vendors for research and development personnel. We expect to continue to invest in our research and development activities by hiring engineers in the U.S. and in our foreign subsidiaries.

General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel, as well as legal, accounting and other professional service fees and other corporate expenses. We incurred additional costs in 2009 and the first half of 2010 and expect to continue to incur higher costs associated with being a public company, including higher legal, corporate insurance and financial reporting expenses and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense and foreign exchange gains (losses). Interest income represents interest received on our cash and cash equivalents. Interest expense is associated with our outstanding long-term debt, the outstanding principal of which was $44.1 million on December 31, 2009 and was paid in full on May 28, 2010. Interest expense includes the amortization and write-off of debt issuance costs, which was $0.1 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively, and $0.4 million and $0.6 million in the six months ended June 30, 2010 and 2009, respectively.  Foreign exchange gains (losses) relate to expenses and transactions denominated in currencies other than the functional currency of the associated company.

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

We benefit from the tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit expired on December 31, 2009, and as such, no benefit is reflected in our income tax expense for the three months and six months ended June 30, 2010. If this tax credit is not renewed under similar terms as in prior years, the result could have a material impact on our financial results.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that these accounting policies requiring significant management judgment are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. These critical accounting policies are:

•	Impairment of long-lived assets;

•	Goodwill and other intangible assets with indefinite lives;

•	Revenue recognition;

•	Stock-based compensation; and

•	Income taxes.

A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Results of Operations

The following table sets forth our condensed consolidated statements of income data for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2010	% of Revenue	June 30, 2009	% of Revenue	Change
Revenue:
License	$17,264	48.6%	$14,598	54.0%	$2,666
Maintenance and other	18,244	51.4	12,444	46.0	5,800
Total revenue	35,508	100.0	27,042	100.0	8,466
Cost of revenue	1,920	5.4	1,193	4.4	727
Gross profit	33,588	94.6	25,849	95.6	7,739
Operating expenses:
Sales and marketing	10,688	30.1	7,225	26.7	3,463
Research and development	3,824	10.8	2,755	10.2	1,069
General and administrative	6,925	19.5	4,112	15.2	2,813
Total operating expenses	21,437	60.4	14,092	52.1	7,345
Operating income	12,151	34.2	11,757	43.5	394
Other income (expense):
Interest income	67	0.2	53	0.2	14
Interest expense	(363)	(1.0)	(1,540)	(5.7)	1,177
Other income	163	0.5	(9)	(0.0)	172
Total other expense	(133)	(0.4)	(1,496)	(5.5)	1,363
Income before income taxes	12,018	33.8	10,261	37.9	1,757
Income tax expense	3,682	10.4	3,443	12.7	239
Net income	$8,336	23.5%	$6,818	25.2%	$1,518

 Comparison of the Three Months Ended June 30, 2010 and 2009

Revenue

Revenue was $35.5 million in the three months ended June 30, 2010 compared to $27.0 million in the three months ended June 30, 2009, an increase of $8.5 million, or 31.3%. This increase was comprised of a $5.8 million increase in maintenance and other revenue, which resulted from a growing maintenance base due to new sales, new customers through acquisitions and high customer retention, and a $2.7 million increase in license revenue due to an increase in sales transaction volumes of our core enterprise -class network and IT management products and a 22.2% increase in our average transaction size for new sales. Our average transaction size for new sales was approximately $7,700 and $6,300 for the three months ended June 30, 2010 and 2009, respectively. Through the second quarter of 2010, the trailing 12- month average transaction size was approximately $7,600 as compared to approximately $6,100 for the 12- month period ending in the second quarter of 2009. We believe that the increase in new sales and our average transaction size for new sales resulted from better awareness of our products, an increase in the number of products that we sell primarily as a result of our product development and, to a significantly lesser extent, our acquisitions.

New sales in our commercial business increased 31.6% globally while new sales in our U.S. federal government business decreased 43.6% for the second quarter of 2010 compared to the second quarter of 2009. The decline in U.S. federal sales was primarily driven by a reduction in the value of orders received from agencies and groups associated with the Department of Defense. While we had no single transaction with license revenue over $0.5 million in the three months ended June 30, 2010, we received a single purchase order from one of our federal resellers in the three months ended June 30, 2009 that resulted in the recognition of $1.1 million in license revenue during the second quarter of 2009. Our revenue results also had a negative impact from foreign currency rates during the second quarter of 2010 compared to the rates during the second quarter of 2009. Our international revenue was 21.5% and 19.4% of total revenue in the second quarter of 2010 and 2009, respectively. The net impact of revenue in the second quarter of 2010 assuming we applied the same exchange rates used in the second quarter of 2009 was $0.6 million, comprised of an unfavorable impact on license revenue of $0.4 million and on maintenance revenue of $0.2 million.

Cost of Revenue

Cost of revenue was $1.9 million in the three months ended June 30, 2010 compared to $1.2 million in the three months ended June 30, 2009, an increase of $0.7 million, or 60.9%. This increase was primarily due to a $0.4 million increase in cost of maintenance revenue related to increased headcount in our North American, European and Asia Pacific support organizations to support the new customers we added during 2009 and the first half of 2010. Cost of license revenue also increased by $0.3 million in the three months ended June 30, 2010 compared to the same period in 2009 due to the amortization of acquired product technologies associated with the Tek-Tools acquisition in January 2010.

Operating Expenses

Sales and Marketing. Sales and marketing expenses were $10.7 million in the three months ended June 30, 2010 compared to $7.2 million in the three months ended June 30, 2009, an increase of $3.5 million, or 47.9%. Sales and marketing expenses increased in the three months ended June 30, 2010 due to the expansion of our direct inside sales force in the United States, EMEA and the Asia Pacific region, an increase in marketing operations and program costs in the United States and EMEA and an increase in business development costs as we began to expand our partner relationships. As a result of these efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased by $2.1 million. Marketing program costs to drive higher levels of web traffic such as paid search, search engine optimization, search engine management, web operating costs and trade shows increased by $1.0 million.

Research and Development. Research and development expenses were $3.8 million in the three months ended June 30, 2010 compared to $2.8 million in the three months ended June 30, 2009, an increase of $1.1 million, or 38.8%. In order to support our product development strategy, we increased the size of our research and development organization in 2009 and in the first half of 2010, including a significant increase to our personnel in our Czech Republic development center as well as the addition of research and development personnel in Dallas, Texas and Chennai, India as a result of the acquisition of Tek-Tools. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $1.1 million in the second quarter of 2010 compared to the second quarter of 2009.

General and Administrative . General and administrative expenses were $6.9 million in the three months ended June 30, 2010 compared to $4.1 million in the three months ended June 30, 2009, an increase of $2.8 million, or 68.4%. This increase was due primarily to an increase of $2.1 million in personnel costs, which include stock-based compensation expense, $0.1 in accounting, legal and severance costs associated with the acquisition of Tek-Tools, $0.3 million in amortization related to certain intangible assets from Tek-Tools, $0.2 million in cash severance costs related to the retirement of our former Executive Chairman and $0.2 million associated with preliminary work on a potential public offering that was cancelled during the second quarter of 2010 offset by a $0.3 million decrease in accounting and legal expenses related to our IPO in the second quarter of 2009. In June 2010, our former Executive Chairman retired and entered into a Severance Agreement and Release which provided for, among other things, an acceleration of the vesting of certain options, resulting in an additional one-time stock-based compensation expense of $1.4 million.

Other Income (Expense)

Interest expense in the three months ended June 30, 2010 decreased by $1.2 million from the three months ended June 30, 2009 due to a lower amount of outstanding indebtedness because of principal payments we made in 2009 and 2010. The outstanding principal balance under our indebtedness was as follows at:

(in thousands)	March 31, 2009	June 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Outstanding principal balance	$93,922	$44,097	$44,097	$25,000	$—

In the second quarter of 2009, we repaid an additional $49.8 million of principal with the net proceeds from our IPO in May 2009, reducing our outstanding principal balance on the Notes to $44.1 million as of June 30, 2009.  In March 2010, we prepaid $19.1 million of principal to repay all of the outstanding principal balance on the First Lien Note.  In May 2010, we fully repaid the remaining $25.0 million of principal outstanding on the Second Lien Note.

Income Tax Expense

Our income tax expense increased by $0.2 million for the three months ended June 30, 2010 compared to the same period for 2009. This increase resulted from an increase in our income before income taxes of $1.8 million during the same period. This increase was partially offset by a decrease in our expected effective tax rate from 33.6% in the three months ended June 30, 2009 to 30.6% in the three months ended June 30, 2010 as a result of an increase in the percentage of our revenue that is comprised of international revenue, which is taxed at a lower corporate tax rate.

The following table sets forth our condensed consolidated statements of income data for the periods indicated (in thousands):

	Six Months Ended
	June 30, 2010	% of Revenue	June 30, 2009	% of Revenue	Change
Revenue:
License	$34,885	50.0%	$27,139	53.1%	$7,746
Maintenance and other	34,948	50.0	23,978	46.9	10,970
Total revenue	69,833	100.0	51,117	100.0	18,716
Cost of revenue	3,619	5.2	2,322	4.5	1,297
Gross profit	66,214	94.8	48,795	95.5	17,419
Operating expenses:
Sales and marketing	20,937	30.0	13,925	27.2	7,012
Research and development	7,451	10.7	5,181	10.1	2,270
General and administrative	12,246	17.5	7,977	15.6	4,269
Total operating expenses	40,634	58.2	27,083	53.0	13,551
Operating income	25,580	36.6	21,712	42.5	3,868
Other income (expense):
Interest income	100	0.1	132	0.3	(32)
Interest expense	(1,146)	(1.6)	(2,991)	(5.9)	1,845
Other income	211	0.3	(6)	(0.0)	217
Total other expense	(835)	(1.2)	(2,865)	(5.6)	2,030
Income before income taxes	24,745	35.4	18,847	36.9	5,898
Income tax expense	7,472	10.7	6,041	11.8	1,431
Net income	$17,273	24.7%	$12,806	25.1%	$4,467

Comparison of the Six Months Ended June 30, 2010 and 2009

Revenue

Revenue was $69.8 million in the six months ended June 30, 2010 compared to $51.1 million in the six months ended June 30, 2009, an increase of $18.7 million, or 36.6%. This increase was comprised of an $11.0 million increase in maintenance and other revenue, which resulted from a growing maintenance base due to new sales, new maintenance customers through acquisitions and high customer retention, and a $7.7 million increase in license revenue due to an increase in sales transaction volumes of our core enterprise-class network and IT management products and a 23.0% increase in our average transaction size for new sales. Our average transaction size for new sales was approximately $7,500 and $6,100 for the six months ended June 30, 2010 and 2009, respectively. Through the second quarter 2010, the trailing 12- month average transaction size was approximately $7,600 as compared to approximately $6,100 for the 12- month period ending in the second quarter of 2009. We believe that the increase in new sales and our average transaction size for new sales resulted from better awareness of our products, an increase in the number of products that we sell primarily as a result of our product development and, to a significantly lesser extent, our acquisitions.

New sales in our commercial business increased 39.6% globally while new sales in our U.S. federal business decreased 23.8% for the first half of 2010 compared to the first half of 2009. The decline in U.S. federal government sales was primarily driven by a reduction in the value of orders received from agencies and groups associated with the Department of Defense. We received a single purchase order from one of our federal resellers in March 2010 that resulted in the recognition of $0.7 million in license revenue during the first half of 2010. There were two transactions during the first half of 2009 which resulted in the recognition of $1.9 million in license revenue. To a lesser extent, our revenue results also had a negative impact from foreign currency rates during the first half of 2010 compared to the rates during the first half of 2009. Our international revenue was 21.7% and 19.7% of total revenue in the first half of 2010 and 2009, respectively. The net impact of revenue in the first half of 2010 assuming we applied the same exchange rates used in the first half of 2009 was $0.2 million, comprised of an unfavorable impact of $0.1 million on both license and maintenance revenue.

Cost of Revenue

Cost of revenue was $3.6 million in the six months ended June 30, 2010 compared to $2.3 million in the six months ended June 30, 2009, an increase of $1.3 million, or 55.9%. This increase was primarily due to a $0.8 million increase in cost of maintenance revenue related to increased headcount of our North American, European and Asia Pacific support organizations to support the new customers we added during 2009 and the first half of 2010. Cost of license revenue also increased by $0.5 million in the six months ended June 30, 2010 compared to the same period in 2009 due to the amortization of acquired product technologies associated with the Tek-Tools acquisition in January 2010.

Operating Expenses

Sales and Marketing. Sales and marketing expenses were $20.9 million in the six months ended June 30, 2010 compared to $13.9 million in the six months ended June 30, 2009, an increase of $7.0 million, or 50.4%. Sales and marketing expenses increased in the six months ended June 30, 2010 due to the expansion of our direct inside sales force in the United States, EMEA and the Asia Pacific region, an increase in marketing operations and program costs in the United States and EMEA and an increase in business development costs as we began to expand our partner relationships. As a result of these efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased by $4.7 million. Marketing program costs such as paid search, search engine optimization, search engine management, web operating costs and trade shows increased by $1.8 million.

Research and Development. Research and development expenses were $7.5 million in the six months ended June 30, 2010 compared to $5.2 million in the six months ended June 30, 2009, an increase of $2.3 million, or 43.8%. In order to support our product development strategy, we increased the size of our research and development organization in 2009 and the first half of 2010, including a significant increase to our personnel in our Czech Republic development center as well as the addition of research and development personnel in Dallas, Texas and Chennai, India as a result of the acquisition of Tek-Tools. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $2.3 million in the first half of 2010 compared to the first half of 2009.

General and Administrative . General and administrative expenses were $12.2 million in the six months ended June 30, 2010 compared to $8.0 million in the six months ended June 30, 2009, an increase of $4.3 million, or 53.5%. This increase was due primarily to an increase of $3.2 million in personnel costs, which include stock-based compensation expense, $0.4 million in accounting, legal and severance costs associated with the acquisition of Tek-Tools, $0.6 million in amortization related to certain intangible assets from Tek-Tools, $0.2 million in cash severance costs related to the retirement of our former Executive Chairman and $0.2 million of costs associated with our public offering in the fourth quarter of 2009 and preliminary work on a potential public offering that was cancelled during the second quarter of 2010 offset by a $0.2 million decrease in accounting and legal expenses in relation to our IPO in the second quarter of 2009 and a $0.2 million refund received related to the lawsuit settlement in the fourth quarter of 2009. Total stock-based compensation expense of $6.6 million for the six months ended June 30, 2010 included a one-time expense of $1.4 million from the acceleration of the vesting of certain options related to the retirement of our former Executive Chairman on June 30, 2010.

Other Income (Expense)

Interest expense in the six months ended June 30, 2010 decreased by $1.8 million from the six months ended June 30, 2009 due to a lower amount of outstanding indebtedness because of principal payments we made in 2009 and 2010. The outstanding principal balance under our indebtedness was as follows at:

(in thousands)	March 31, 2009	June 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Outstanding principal balance	$93,922	$44,097	$44,097	$25,000	$—

In the second quarter of 2009, we repaid an additional $49.8 million of principal with the net proceeds from our IPO in May 2009, reducing our outstanding principal balance on the Notes to $44.1 million as of June 30, 2009.  In March 2010, we prepaid $19.1 million of principal to repay all of the outstanding principal balance on the First Lien Note.  In May 2010, we fully repaid the remaining $25.0 million of principal outstanding on the Second Lien Note.

Income Tax Expense

Our income tax expense increased by $1.4 million for the six months ended June 30, 2010 compared to the same period for 2009. This increase resulted from an increase in our income before income taxes of $5.9 million during the same period. This increase was partially offset by a decrease in our expected effective tax rate from 32.1% in the six months ended June 30, 2009 to 30.2% in the six months ended June 30, 2010 as a result of an increase in the percentage of our revenue that is comprised of international revenue, which is taxed at a lower corporate tax rate.

Reconciliation of Non-GAAP Financial Measures

Our investor and analyst presentations include non-GAAP operating income, which we define as operating income plus stock-based compensation expense, amortization of intangible assets, expenses related to the potential and completed public offerings of common stock, lawsuit settlement and related legal fees, certain acquisition related costs and severance costs related to the retirement of our former Executive Chairman. The table below provides a reconciliation of this non-GAAP financial measure to the most recent directly comparable financial measure calculated and presented in accordance with GAAP. Non-GAAP operating income should not be considered as an alternative to operating income and any other measure of financial performance calculated and presented in accordance with GAAP. Our non-GAAP operating income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate non-GAAP operating income in the same manner as we do. We prepare non-GAAP operating income to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate.

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

We understand that, although non-GAAP operating income is frequently used by investors and securities analysts in their evaluation of companies, non-GAAP operating income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Items excluded from the calculation of non-GAAP operating income, such as stock-based compensation expense, the amortization of intangible assets, costs related to equity offerings, acquisition-related costs and severance costs related to the retirement of our former Executive Chairman, can have a material impact on our business.

The following table presents a reconciliation of non-GAAP operating income to operating income, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation between GAAP and non-GAAP operating income:	2010	2009	2010	2009
Operating income	$12,151	$11,757	$25,580	$21,712
Reversal of intangible assets amortization	845	193	1,476	382
Reversal of stock-based compensation expense	4,288	1,885	6,609	3,553
Reversal of public offering costs	151	—	170	—
Reversal of lawsuit settlement costs and related legal fees	(69)	201	(217)	266
Reversal of acquisition related costs	144	—	410	—
Reversal of severance costs related to retirement of former Executive Chairman	208	—	208	—
Non-GAAP operating income	$17,718	$14,036	$34,236	$25,913

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

Liquidity and Capital Resources

At June 30, 2010, we had $99.8 million in cash and cash equivalents and $66.8 million of working capital. Our available cash and cash equivalents are held in bank deposits and money market funds. Our money market mutual funds invest in high-quality, short-term securities, many of which are issued or guaranteed by the U.S. government or by U.S. government agencies. We also hold a portion of our cash and cash equivalents in bank deposits located in Ireland that are fully guaranteed by the Irish government. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances held in the United States may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits or may not be insured by the FDIC. While we monitor the balances in our accounts and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We strive to maintain our cash deposits and invest our money market funds with financial institutions of reputable credit and therefore bear minimal credit risk. To date, we have experienced no loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

As of December 31, 2009, we had approximately $44.1 million of outstanding indebtedness under our First Lien and Second Lien Notes. In March 2010, we made a required prepayment of $16.9 million and an additional prepayment of $2.2 million of principal, which paid off the entire outstanding principal under our First Lien Note and reduced our total outstanding indebtedness to $25.0 million under our Second Lien Note. In May 2010, we fully repaid the $25.0 million of principal outstanding on the Second Lien Note.

As of December 31, 2009, the Second Lien Note contained financial covenants placing a limit on our annual capital expenditures and requiring us to maintain a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio as of the last day of each fiscal quarter, with the borrowings secured by substantially all of our North American assets. As of June 30, 2010, we had repaid the outstanding principal associated with this agreement and were not a party to any financial covenants. We estimate our capital expenditures for 2010 to be approximately $3.5 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment.

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009.

	For the Six Months Ended June 30,
(in thousands)	2010	2009
Net cash provided by operating activities	$32,821	$21,986
Net cash used in investing activities	(29,682)	(1,221)
Net cash (used in) provided by financing activities	(31,077)	50,860
Cash and cash equivalents (end of period)	99,767	112,150

   Operating Activities

Net cash provided by operating activities was $32.8 million and $22.0 million for the six months ended June 30, 2010 and 2009, respectively. Net income was $17.3 million and $12.8 million for the six months ended June 30, 2010 and 2009, respectively. We incurred a net non-cash benefit of $1.9 million for the six months ended June 30, 2010. We incurred non-cash expenses totaling $3.8 million for the six months ended June 30, 2009. Non-cash expenses or benefits primarily consisted of stock-based compensation expense, the excess tax benefit related to employee stock option exercises, depreciation and amortization expense and interest expense associated with the write-off of debt issuance costs.

The change in certain assets and liabilities resulted in a net source of cash of $13.6 million and $5.4 million for the six months ended June 30, 2010 and 2009, respectively. Cash provided by operating activities is driven by sales of our software offerings and maintenance renewals. Collection of accounts receivable from the sales of our software offerings and maintenance renewals is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. Net cash provided by operating activities was reduced by interest payments of $1.3 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively. Net cash provided by operating activities was increased by $3.7 million which included an income tax refund in the six months ended June 30, 2010 that decreased prepaid income taxes.

Investing Activities

Net cash used in investing activities was $29.7 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively. Net cash used in investing activities for the six months ended June 30, 2010 was primarily due to the $28.0 million of cash used in our purchase of certain assets of Tek-Tools.

Financing Activities

Net cash used in financing activities was $31.1 million and net cash provided was $50.9 million for the six months ended June 30, 2010 and 2009, respectively. Net cash used in financing activities in the six months ended June 30, 2010 was due to a $44.1 million repayment of long-term debt partially offset by $5.8 million of proceeds from the exercise of employee stock options and a $7.2 million the excess tax benefit related to stock option exercises. The excess tax benefit is a reduction in cash payments related to income taxes. Net cash provided in the six months ended June 30, 2009 was due to the net proceeds from our IPO in May 2009 of $100.6 million offset by principal payments on our outstanding debt of $57.0 million.

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

Contractual Obligations and Commitments

On December 13, 2005, we entered into credit agreements with an investment management firm pursuant to which we borrowed $85.0 million on a First Lien Note and $25.0 million on a Second Lien Note. In March 2010, we repaid the $19.1 million of outstanding principal on the First Lien Note.  In May 2010, we fully repaid the remaining $25.0 million of principal outstanding on the Second Lien Note.

We entered into an agreement to purchase certain assets of Tek-Tools in January 2010. The purchase agreement included two earnout payments as follows: (i) up to $2.0 million of cash to be paid upon the achievement of sales milestones for 2010 and (ii) up to $2.0 million of cash to be paid upon the receipt of certain third-party consents. The payments are recorded at fair value on our condensed consolidated balance sheet at June 30, 2010 as an accrued acquisition earnout of $3.7 million.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2010, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under our credit facilities and foreign exchange rate risk.

Interest Rate Risk

We had cash and cash equivalents of $99.8 million at June 30, 2010. We held these amounts primarily in cash or money market funds. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt specific hedging strategies in the future. Any declines in interest rates, however, will reduce future interest income.

Foreign Currency Risk

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international revenue was approximately 22% of our total revenue for the first half of 2010.  Revenues and related expense generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include the Euro and British Pound Sterling. Our consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expense, and net income for our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes, although we may do so in the future. Thus, fluctuations in currency exchange rates could harm our business in the future.

We are also exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we have been and may be involved in various legal proceedings arising from our ordinary course of business. We currently have no material legal proceedings pending.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 6.	Exhibits

Exhibit Number

2.1(1)	Asset Purchase Agreement dated as of January 26, 2010 by and among the Registrant, SolarWinds Worldwide, LLC, SolarWinds Software Europe (Holdings) Limited, Tek-Tools, Inc. and U.S. Bank, N.A.

3.1(2)	Amended and Restated Certificate of Incorporation, as currently in effect

3.2(3)	Amended and Restated Bylaws, as currently in effect

4.1(3)	Specimen certificate for shares of common stock

10.1(4)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Kenny L. Van Zant dated April 30, 2010

10.2(5)	Severance Agreement and Release among the Registrant, SolarWinds Worldwide, LLC and Michael S. Bennett dated June 30, 2010

10.3(6)	SolarWinds, Inc. Bonus Plan

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001- 34358) filed on January 27, 2010.
(2)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 (SEC File No. 333-162661) filed on October 26, 2009.
(3)
Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-149851), originally filed on March 21, 2008 and subsequently amended, or the IPO Registration Statement.

(4)	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-34358) filed on May 6, 2010.
(5)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-34358) filed on July 2, 2010.
(6)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-34358) filed on May 26, 2010.
*	Filed herewith
**	Furnished herewith.

SOLARWINDS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS, INC.

Dated: July 30, 2010	By:	/ S /MICHAEL J. BERRY
Michael J. Berry
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Item 6.	Exhibits

Exhibit Number

2.1(1)	Asset Purchase Agreement dated as of January 26, 2010 by and among the Registrant, SolarWinds Worldwide, LLC, SolarWinds Software Europe (Holdings) Limited, Tek-Tools, Inc. and U.S. Bank, N.A.

3.1(2)	Amended and Restated Certificate of Incorporation, as currently in effect

3.2(3)	Amended and Restated Bylaws, as currently in effect

4.1(3)	Specimen certificate for shares of common stock

10.1(4)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Kenny L. Van Zant dated April 30, 2010

10.2(5)	Severance Agreement and Release among the Registrant, SolarWinds Worldwide, LLC and Michael S. Bennett dated June 30, 2010

10.3(6)	SolarWinds, Inc. Bonus Plan

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001- 34358) filed on January 27, 2010.
(2)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form S-1 (SEC File No. 333-162661) filed on October 26, 2009.
(3)
Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-149851), originally filed on March 21, 2008 and subsequently amended, or the IPO Registration Statement.

(4)	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-34358) filed on May 6, 2010.
(5)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-34358) filed on July 2, 2010.
(6)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-34358) filed on May 26, 2010.
*	Filed herewith
**	Furnished herewith.