Form 10-Q
period 2010-09-30
SolarWinds, Inc.
filed 2010-10-29
CIK 1428669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On October 26, 2010, 69,872,425 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS, INC.

Safe Harbor Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may be signified by terms such as “anticipates,” “believes,” “could,” “continues,” “seeks,” “estimates,” “expects,” “intends,” “may,” “hopes,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those summarized under Risk Factors in our annual report on Form 10-K for the year ended December 31, 2009 and this quarterly report on Form 10-Q. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by federal securities laws, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SolarWinds, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$107,837	$129,788
Accounts receivable, net of allowances of $186 and $149 as of September 30, 2010 and December 31, 2009, respectively	24,161	15,786
Income tax receivable	5,959	109
Deferred taxes	157	252
Prepaid income taxes	—	4,675
Other current assets	2,373	2,116

Total current assets	140,487	152,726
Property and equipment, net	6,556	6,406
Debt issuance costs, net	—	399
Deferred taxes	1,797	2,078
Goodwill	40,557	15,444
Intangible assets and other, net	21,097	4,417

Total assets	$210,494	$181,470

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,923	$3,293
Accrued liabilities	6,243	4,937
Accrued interest payable	—	539
Accrued earnout	3,905	—
Income taxes payable	213	284
Current portion of deferred revenue	50,375	37,103
Current portion of long-term debt	—	16,871

Total current liabilities	62,659	63,027
Long-term liabilities:
Deferred revenue, net of current portion	3,581	1,544
Deferred taxes	225	153
Other long-term liabilities	707	454
Long-term debt, net of current portion	—	27,226

Total long-term liabilities	4,513	29,377

Total liabilities	67,172	92,404
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 69,822,250 and 66,502,098 shares issued as of September 30, 2010 and December 31, 2009, respectively	70	67
Additional paid-in capital	148,406	123,083
Accumulated other comprehensive loss	(661)	(159)
Accumulated deficit	(4,493)	(33,925)

Total stockholders’ equity	143,322	89,066

Total liabilities and stockholders’ equity	$210,494	$181,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
License	$20,850	$17,638	$55,735	$44,777
Maintenance and other	20,304	14,712	55,252	38,690

Total revenue	41,154	32,350	110,987	83,467
Cost of license revenue	490	153	1,307	458
Cost of maintenance and other revenue	1,547	1,110	4,349	3,127

Gross profit	39,117	31,087	105,331	79,882
Operating expenses:
Sales and marketing	10,993	7,765	31,930	21,690
Research and development	4,054	2,986	11,505	8,167
General and administrative	5,860	5,150	18,106	13,127

Total operating expenses	20,907	15,901	61,541	42,984

Operating income	18,210	15,186	43,790	36,898
Other income (expense):
Interest income	35	93	135	225
Interest expense	—	(668)	(1,146)	(3,659)
Other income (expense)	(174)	(82)	37	(88)

Total other expense	(139)	(657)	(974)	(3,522)

Income before income taxes	18,071	14,529	42,816	33,376
Income tax expense	5,912	4,374	13,384	10,415

Net income	$12,159	$10,155	$29,432	$22,961

Net income per share:
Basic earnings per share	$0.18	$0.16	$0.43	$0.50

Diluted earnings per share	$0.17	$0.14	$0.40	$0.44

Weighted shares used to compute net income per share:
Shares used in computation of basic earnings per share	68,668	65,045	68,052	46,183

Shares used in computation of diluted earnings per share	72,511	71,794	72,832	51,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2009	66,502	$67	$123,083	$(159)	$(33,925)	$89,066
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(502)	—	(502)
Net income	—	—	—	—	29,432	29,432

Total comprehensive income						28,930

Shares issued in connection with business acquisition	453	—	9,221	—	—	9,221
Exercise of stock options	4,569	5	14,766	—	—	14,771
Repurchase of common stock	(1,702)	(2)	(24,985)	—	—	(24,987)
Stock-based compensation	—	—	8,954	—	—	8,954
Excess tax benefit from stock-based compensation	—	—	17,367	—	—	17,367

Balances at September 30, 2010	69,822	$70	$148,406	$(661)	$(4,493)	$143,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$29,432	$22,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,896	1,627
Provision for doubtful accounts	134	132
Stock-based compensation expense	8,954	5,628
Deferred taxes	409	(181)
Excess tax benefit from stock-based compensation	(17,367)	(2,212)
Other non-cash expenses	679	896
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(8,844)	(7,224)
Income taxes receivable	30	619
Prepaid income taxes	4,675	—
Prepaid and other current assets	(430)	(643)
Accounts payable	(1,362)	700
Accrued liabilities	1,471	1,872
Accrued interest payable	(539)	(1,437)
Income taxes payable	11,713	3,991
Deferred revenue and other liabilities	13,198	9,292

Net cash provided by operating activities	46,049	36,021
Cash flows from investing activities
Purchases of property and equipment	(1,967)	(1,806)
Purchases of intangible assets and other	(651)	(305)
Acquisition of businesses	(28,039)	(46)

Net cash used in investing activities	(30,657)	(2,157)
Cash flows from financing activities
Repurchase of common stock	(24,987)	—
Net cash proceeds from initial public offering	—	104,625
Payments for initial public offering costs	—	(1,496)
Exercise of stock options	14,771	2,685
Excess tax benefit from stock-based compensation	17,367	2,212
Repayment of long-term debt	(44,097)	(56,986)
Repayments of capital lease obligations	(9)	(19)

Net cash (used in) provided by financing activities	(36,955)	51,021
Effect of exchange rate changes on cash and cash equivalents	(388)	354

Net (decrease) increase in cash and cash equivalents	(21,951)	85,239
Cash and cash equivalents
Beginning of period	129,788	40,566

End of period	$107,837	$125,805

Supplemental disclosure of cash flow information
Cash paid for interest	$1,280	$4,402

Cash (received) paid for income taxes	$(3,457)	$5,903

Noncash investing and financing transactions
Accrued earnout (Note 8)	$3,743	$—

Stock issued for acquisition (Note 3)	$9,221	$—

Dividends payable	$—	$20,000

Conversion of preferred stock to common stock	$—	$27

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations

SolarWinds, Inc., a Delaware corporation, and its subsidiaries (“we” or “us”) design, develop, market, sell and support enterprise information technology, or IT, management software for IT professionals in organizations of all sizes. Our product offerings range from individual software tools to more comprehensive software products that solve problems encountered every day by IT professionals. Our products are designed to help enable efficient and effective management of networks and IT environments.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and applicable quarterly reporting regulations of the Securities and Exchange Commission, or the SEC. In the opinion of our management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and those items discussed in these Notes, necessary for a fair presentation of our financial position, as of September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and 2009, the cash flows for the nine months ended September 30, 2010 and 2009 and stockholders’ equity for the nine months ended September 30, 2010. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying Notes for the fiscal year ended December 31, 2009, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

In January 2010, the FASB issued a standard that requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This standard also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. We adopted this standard in the quarter ended March 31, 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which becomes effective for us at the beginning of fiscal year 2011. The adoption of this standard did not have a material impact, and the deferred provisions of this standard are not expected to have a material impact, on our financial statements.

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

In order to determine the fair value of our money market funds, we use quoted prices in active markets for identical assets. Therefore, our money market funds are considered a Level 1 item. We currently have no financial instruments that qualify as Level 2 items.

The fair value of the contingent consideration related to the asset purchase agreement with Tek-Tools, Inc., or Tek-Tools, was recorded in our condensed consolidated balance sheet at September 30, 2010 as an accrued earnout (see Note 8 for further details on the determination of fair value). The increase of $0.2 million in the fair value of contingent consideration for the three and nine months ended September 30, 2010 was due to the passage of time and is recorded in other income (expense) in our condensed consolidated statements of income. As of September 30, 2010, there have been no changes in the potential outcomes for payment since the acquisition as we still believe that there is a substantial likelihood that these payments will be made.

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in our condensed consolidated balance sheets:

	Basis of Fair Value Measurements as of September 30, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents — money market funds	$76,200	$76,200	$—	$—
Accrued earnout	(3,905)	—	—	(3,905)

	Basis of Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents — money market funds	$92,500	$92,500	$—	$—

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

The estimated fair value of the total amounts outstanding under the credit agreements at December 31, 2009 was $43.0 million and was determined in accordance with fair value disclosure requirements. We estimated the fair value of the credit agreements by discounting future cash flows using interest rate spreads currently available for a credit agreement with similar terms and maturity to our existing outstanding borrowings. The total outstanding borrowings at December 31, 2009 were recorded in our condensed consolidated financial statements at their aggregate carrying value of $44.1 million. We fully repaid the amounts outstanding under the Notes in 2010, and at September 30, 2010, there were no outstanding borrowings recorded in our consolidated financial statements.

Debt Issuance Costs

We amortize debt issuance costs over the term of the associated debt. The gross carrying amount of debt issuance costs was $1.2 million and accumulated amortization was $0.8 million at December 31, 2009. In March 2010, we repaid the $19.1 million outstanding principal balance on our First Lien Note and wrote-off $0.2 million of debt issuance costs associated with the note. In May 2010, we fully repaid the $25.0 million outstanding principal balance on our Second Lien Note and wrote-off the remaining $0.1 million of debt issuance costs. Interest expense includes the amortization and write-off of debt issuance costs, which was $0 and $51,000 for the three months ended September 30, 2010 and 2009, respectively, and $0.4 and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Stock-based compensation reduced income before income taxes by $2.3 million and $2.1 million for the three months ended September 30, 2010 and 2009, respectively, and $9.0 million and $5.6 million for the nine months ended September 30, 2010 and 2009, respectively. The income tax benefit related to stock-based compensation was $0.6 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively, and $2.3 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively. In June 2010, our former Executive Chairman retired and entered into a Severance Agreement and Release which provided for, among other things, an acceleration of the vesting of certain options, resulting in an additional one-time stock-based compensation expense of $1.4 million. The income tax benefit related to this additional one-time stock-based compensation expense was $0.5 million.

An excess tax benefit arises when the tax deduction related to a stock option award is greater than the award’s original grant date fair value pursuant to the authoritative guidance. For financial reporting purposes, this excess tax benefit is not recorded as a tax benefit in our condensed consolidated statements of income and is instead treated as additional paid-in capital in our condensed consolidated balance sheets. For the three months ended September 30, 2010, we recognized $12.0 million of tax benefits from the exercise of stock option awards, of which $10.2 million resulted in excess tax benefits. For the nine months ended September 30, 2010, we recognized $19.9 million of tax benefits from the exercise of stock option awards, of which $17.4 million resulted in excess tax benefits. For the three months ended September 30, 2009, we recognized $0.5 million of tax benefits from the exercise of stock option awards of which $0.5 million resulted in excess tax benefits. For the nine months ended September 30, 2009, we recognized $2.7 million of tax benefits from the exercise of stock option awards of which $2.2 million resulted in excess tax benefits. These excess tax benefits are a reduction to our cash payments related to income taxes and must be reported as cash flows from financing activities in our condensed consolidated statements of cash flows.

Reclassifications

Certain reclassifications have been made to the condensed consolidated balance sheet at December 31, 2009 to conform with the September 30, 2010 presentation. These reclassifications had no effect on total assets, total liabilities, total stockholders’ equity or cash flows.

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

We allocated the purchase price for Tek-Tools as follows (in thousands):

	Fair Value	Useful Life (in years)

Intangible assets:
Developed product technologies	$9,571	7
Customer relationships	5,330	6
Trademarks	2,922	7
Non-competition covenant	295	5
Goodwill	25,190	—
Deferred revenue	(2,380)	—
Net other assets	36	—

Total purchase price	$40,964

Goodwill represents the excess of the purchase price over the aggregate fair value of the net identifiable assets acquired and is deductible for tax purposes. Goodwill for Tek-Tools resulted primarily from our expectations that we will now be able to offer customers of our network and application management products additional products that provide visibility into storage performance and usage, virtualization and server performance and backup monitoring and analysis. Additionally, the Tek-Tools products will be used to attract new customers for storage, virtualization and network management. We have integrated the Tek-Tools business into our broader IT management business and intend to integrate the storage and virtualization management products into our Orion family of products.

The following table presents our unaudited pro forma results of operations for the three and nine months ended September 30, 2010 and 2009 as if the acquisition had occurred at the beginning of the respective periods. The pro forma financial data for all periods presented include adjustments for the following: (i) elimination of interest expense from historical Tek-Tools financial statements; (ii) recording the additional amortization expense from the identifiable intangible assets; (iii) adjusting the estimated tax provision of the pro forma combined results; and (iv) the issuance of our common stock to Tek-Tools stockholders. Revenue is based on the purchase price allocation amount assigned to Tek-Tools deferred revenue of $2.4 million for the three and nine months ended September 30, 2010. The purchase price allocation amount assigned to Tek-Tools deferred revenue was based on the fair value of the maintenance agreements we assumed and our future obligation to provide support to these customers. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisition had taken place at the beginning of the respective periods, or of future results.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	Actual	Pro Forma	Pro Forma
(in thousands, except per share data)
Revenue	$41,154	$33,988	$111,589	$87,925
Net income	12,159	9,546	29,319	20,677
Earnings per share
Basic	0.18	0.15	0.43	0.45
Diluted	0.17	0.13	0.40	0.40

4. Goodwill and Other Intangible Assets

At September 30, 2010 and December 31, 2009, we had goodwill in the amounts of $40.6 million and $15.4 million, respectively. The increase in goodwill in the nine months ended September 30, 2010 consisted of $25.2 million of goodwill associated with the Tek-Tools acquisition offset by a $0.1 million decrease from exchange rate fluctuations upon consolidation of goodwill recorded in our foreign subsidiaries. We assess goodwill for impairment annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. No impairment was noted at December 31, 2009 and there were no indicators of potential impairment for our reporting unit at September 30, 2010.

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

Intangible assets consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(in thousands)
Developed product technologies	$12,498	$(2,135)	$10,363	$2,958	$(861)	$2,097
Customer relationships	5,919	(852)	5,067	592	(196)	396
Intellectual property	842	(189)	653	657	(133)	524
Trademarks	4,349	(340)	4,009	1,212	(36)	1,176
Non-competition covenant	295	(39)	256	—	—	—

Total intangible assets	$23,903	$(3,555)	$20,348	$5,419	$(1,226)	$4,193

Amortization expense for acquired intangible assets for the three and nine months ended September 30, 2010 and 2009 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(in thousands)
Amortization expense	$873	$196	$2,349	$578

We use a useful life for assets with finite lives of three to seven years for trademarks, customer relationships, non-competition covenants and acquired developed product technologies and ten years for intellectual property. As of September 30, 2010, we estimated aggregate intangible asset amortization expense to be $0.8 million for the last quarter of 2010, $3.4 million in 2011, $3.3 million in 2012, $3.2 million in 2013 and $3.2 million in 2014. The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Other assets include capitalized software licenses and deposits. Capitalized software licenses were $0.5 million at September 30, 2010 and $0 at December 31, 2009. The capitalized software licenses are amortized to cost of license revenue based on the number of units issued. Amortization of capitalized software licenses was $30,000 for the three and nine months ended September 30, 2010. Deposits were $0.3 million at September 30, 2010 and $0.2 million at December 31, 2009.

5. Stockholders’ Equity and Stock-Based Compensation

All equity awards issued subsequent to our initial public offering, or IPO, are granted under our 2008 Equity Incentive Plan, or 2008 Stock Plan. Our Amended and Restated Stock Plan, or the 2005 Stock Plan, was terminated at the time of our IPO for purposes of granting any future equity awards under the plan. The 2005 Stock Plan will continue to govern the terms and conditions of all outstanding equity awards previously granted under the 2005 Stock Plan. At September 30, 2010, 7,170,058 shares of common stock were available for future grants under the 2008 Stock Plan.

Stock Options

Option activity and balances under the 2005 and 2008 Stock Plans were as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Outstanding balances at December 31, 2009	10,732,409	$4.67
Options granted	1,203,960	19.14
Options exercised	(4,569,823)	3.23
Options forfeited	(474,073)	12.19

Outstanding balances at September 30, 2010	6,892,473	$7.63

Options exercisable at September 30, 2010	4,209,884	$4.46	53,944	5.39

Options vested and expected to vest at September 30, 2010	6,696,091	$7.51	67,306	6.57

Additional information regarding options follows (in thousands except per share amounts):

Nine Months Ended September 30, 2010
Weighted-average grant date fair value per share of options granted during the period	$10.30
Aggregate intrinsic value of options exercised during the period	50,162
Aggregate weighted-average fair value of options vested during the period	7,281

The total unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was $16.1 million as of September 30, 2010 and we expect to recognize this expense over a weighted-average period of 2.72 years.

We estimated fair value for these stock options at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Nine Months Ended September 30, 2010
Expected dividend yield	0.0%
Volatility	59.4%
Risk-free rate of return	1.7 - 2.9%
Expected life	6.02 years

We have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assumed the expected dividend yield to be zero. Since we were a private entity prior to our IPO in May 2009 with no historical data regarding the volatility of our own common stock price, we based the expected volatility on the historical and implied volatility of comparable companies from a representative industry peer group. We determined expected volatility of options granted using an average of the historical volatility measures of this peer group of companies. We based the risk-free rate of return on the average U.S. treasury yield curve for five- and seven-year terms for the nine months ended September 30, 2010. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term due to the limited period of time our common stock has been publicly traded.

Restricted Stock Awards

The following table summarizes restricted stock award activity under the 2008 Stock Plan:

	Number of Awards Outstanding	Weighted- Average Grant Date Fair Value Per Share
Unvested balances at December 31, 2009	3,753	$19.99
Restricted stock awards granted	—	—
Restricted stock awards vested	(2,502)	19.99
Restricted stock awards forfeited	(1,251)	19.99

Unvested balances at September 30, 2010	—	$—

As of September 30, 2010, there were no restricted stock awards outstanding. All previously outstanding restricted stock awards either vested as of the 2010 annual meeting of our stockholders held on May 21, 2010 or were forfeited prior to such time.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2008 Stock Plan:

	Number of Units Outstanding	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Unvested balances at December 31, 2009	—	$—
Restricted stock units granted	232,520	19.12
Restricted stock units vested	—	—
Restricted stock units forfeited	(6,870)	19.49

Unvested balances at September 30, 2010	225,650	$19.11	$3,895	9.42

The total unrecognized stock-based compensation expense related to unvested restricted stock units and subject to recognition in future periods was $3.4 million as of September 30, 2010 and we expect to recognize this expense over a weighted-average period of 3.31 years.

6. Earnings Per Share

We computed basic earnings per share using the weighted-average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options.

A reconciliation of the number of the numerator and denominator used in the calculation of basic and diluted earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(in thousands)
Basic earnings per share
Numerator:
Net income	$12,159	$10,155	$29,432	$22,961

Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	68,668	65,045	68,052	46,183

Diluted earnings per share
Numerator:
Net income	$12,159	$10,155	$29,432	$22,961

Denominator:
Weighted-average shares used in computing basic earnings per share	68,668	65,045	68,052	46,183
Add options and restricted stock units to purchase common stock	3,843	6,749	4,780	5,618

Weighted-average shares used in computing diluted earnings per share	72,511	71,794	72,832	51,801

Dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. During the three months ended September 30, 2010 and 2009, options to purchase approximately 1,313,000 and 44,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the excess tax benefit and thus the results would have been antidilutive. The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises.

On August 2, 2010, our board of directors approved a share repurchase program, authorizing us to purchase up to $25.0 million of our outstanding common stock. We were authorized to make purchases in the open market and purchases were funded from available working capital. The share repurchase program was completed in August 2010, and we repurchased 1.7 million shares of our common stock for an aggregate purchase price of $25.0 million. Shares were retired upon repurchase. Our policy related to repurchases of our common stock is to charge any excess of cost over par value entirely to additional paid-in capital in absence of retained earnings.

7. Income Taxes

In the three months and nine months ended September 30, 2010, we recorded $5.9 million and $13.4 million of income tax expense, respectively, resulting in an effective tax rate of 32.7% and 31.3%, respectively. In the three months and nine months ended September 30, 2009, we recorded $4.4 million and $10.4 million of income tax expense, respectively, resulting in an effective tax rate of 30.1% and 31.2%, respectively. The increase in the effective tax rate for both periods in 2010 was primarily attributable to the non-renewal of the federal research and experimentation tax credit, which was partially offset by our international revenue, which is taxed at a lower rate, becoming a larger percentage of our total revenue.

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. In the three months and nine months ended September 30, 2010 and 2009, interest and penalties recorded were not significant. As of September 30, 2010, we accrued an insignificant amount for the payment of interest related to unrecognized tax benefits.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2009 tax years remain open and subject to examination by federal and foreign tax authorities. The 2006 through 2009 tax years generally remain open and subject to examination by the state tax authorities. The statute of limitations for the 2006 federal tax year expired during the quarter ended September 30, 2010. We are not currently under audit in any major taxing jurisdiction.

8. Commitments and Contingencies

Legal Proceedings

From time to time, we have been and may be involved in various legal proceedings arising from our ordinary course of business.

On September 13, 2010, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (“Uniloc”) brought a lawsuit against SolarWinds, Inc. and SolarWinds Worldwide, LLC (collectively, “SolarWinds”) and several other defendants in the United States District Court for the Eastern District of Texas. The complaint filed by Uniloc alleges that SolarWinds and each of the other fifteen named defendants’ software infringe U.S. patent 5,490,216 allegedly owned by Uniloc. Uniloc alleges that SolarWinds’ software, specifically its license key system, infringes upon this patent that utilizes a system for activating software products through a registration process. Uniloc has brought a series of lawsuits against numerous software companies around the world and the infringement and damages related to the patent at issue in the case is currently being challenged in the United States Court of Appeals for the Federal Circuit. Because this lawsuit is in its initial stages, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.

On October 15, 2010, a lawsuit was filed on behalf of Daniel Richardson against SolarWinds, Inc. and certain of its current and former officers in the United States District Court for the Northern District of Texas. The lawsuit was filed on behalf of Richardson and a purported class of all persons who purchased or acquired shares of common stock of SolarWinds, Inc. between February 8, 2010 and July 21, 2010 and alleges that SolarWinds, Inc. and certain of its officers and/or directors violated the securities laws by “issu[ing] materially false and misleading statements regarding [SolarWinds, Inc.’s] operations and its business and financial results and outlook” and therefore “misled investors by misrepresenting and failing to disclose material problems with … sales to the United States federal government .. . .[and] problems with [its] sales management team.” Because this lawsuit is in its initial stage, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously. We believe that the claims asserted have no merit.

As each of these matters is in an early stage, we are currently unable to determine if the resolution of these matters will have an adverse effect on our financial position, liquidity or results of operations. We currently have no other material legal proceedings pending other than the matters described above.

Other

We entered into an agreement to purchase certain assets of Tek-Tools in January 2010. The purchase agreement included two earnout payments as follows: (i) up to $2.0 million of cash to be paid upon the achievement of sales milestones for 2010 and (ii) up to $2.0 million of cash to be paid upon the receipt of certain third-party consents. The $1.9 million present value of the sales milestone earnout is based on the weighted average cost of capital discount rate reduced by the risk of achieving a sales-based milestone. The payments are recorded at fair value on our condensed consolidated balance sheet at September 30, 2010 as an accrued acquisition earnout of $3.9 million in the aggregate. As of September 30, 2010, there have been no changes in either of the probabilities of the potential outcomes for these payments from those ascribed at the time of acquisition as we still believe that there is a substantial likelihood that these payments will be made.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements. Please see the “Safe Harbor Cautionary Statement” above for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

We have increased the number of our customers from over 28,000 as of June 30, 2006, to over 97,000 as of September 30, 2010. Our customers include small- and mid-size businesses, enterprises, and local, state and federal government entities that have purchased one or more of our products. We have an active, loyal end-user community that is built from our customers and end-users who have downloaded our free tools. We seek to expand, and generate loyalty from, our customer base and our end-user community by providing a variety of free tools for IT professionals, by hosting our online community website, thwack, and through other marketing programs.

As a core part of our strategy, we have developed a differentiated business model for marketing and selling high volumes of affordably priced, downloadable, enterprise-class software directly to IT professionals. We design our products to be easy-to-install and easy-to-evaluate, allowing potential buyers of our software to see the value that the product provides after downloading a free copy of the software from our website for evaluation. We design our Internet-based marketing programs to drive visitors to our websites in order to generate large volumes of highly qualified leads. Our inside sales force uses a disciplined, transaction-oriented process to convert these leads into paying customers at a level of productivity per sales representative that is much higher than is typically achieved with a traditional direct sales force. Our business model allows us to offer our products at prices that are typically lower than competing frameworks and to support rapid growth in our business while maintaining high operating margins. Our trailing 12-month average transaction size for new sales, excluding our Kiwi products, in each quarter during 2008, 2009 and the nine months ended September 30, 2010, was less than $8,100.

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

To increase our international sales, we have expanded international operations by building a direct inside sales force and building a network of resellers in selected international markets. We established operations in Cork, Ireland in 2007 to serve as our Europe, Middle East and African, or EMEA, sales and support center as well as our international headquarters and then opened a sales and support operation in Singapore in 2008. We have also expanded our research and development operations internationally by establishing a research and development facility in the Czech Republic in 2008 and acquiring research and development personnel in New Zealand and India. We anticipate continuing our international expansion to further market, sell and develop our products.

In May 2009, we completed our initial public offering, or IPO, in which we issued and sold 9,000,000 shares of our common stock at a price of $12.50 per share. We raised a total of $112.5 million in gross proceeds from the offering, or approximately $100.5 million in net proceeds after deducting underwriting discounts and commissions of $7.9 million and other offering costs of $4.1 million. In addition, we facilitated a secondary offering in November 2009, for 13,800,000 shares of common stock held by our pre-IPO major investors. The selling stockholders received all proceeds from the secondary offering. In May 2010, we fully repaid the last of the principal outstanding under our $110.0 million credit facility that we entered into in December 2005. In August 2010, we completed a share repurchase program in which we repurchased 1.7 million shares of our common stock at an aggregate purchase price of approximately $25.0 million.

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

Average Transaction Size for New Sales. We focus our sales, marketing and research and development efforts on IT professionals in organizations of all sizes, with the goal of driving purchases of our software by these IT professionals in very short sales cycles with minimal levels of approval. In addition, many of our customers make small initial purchases of our software to manage specific components of their networks and then make additional purchases over time to expand the use of the product that they purchased or to buy additional software products from us. We measure the average transaction size for new sales on a frequent basis as an indicator of the success of these efforts and to ensure the effectiveness of our marketing and sales model. We define a transaction as each invoice issued for the sale of one or more of our products. We exclude our Kiwi Syslog Server and Kiwi CatTools products from our calculation of average transaction size for new sales because these products sell at a much lower price point than our Orion family of products and, despite representing a small portion of our revenue, would therefore have a significant impact on the average transaction size for new sales in those periods in which we sold the products. By excluding our Kiwi products, we believe that management can better evaluate our core business without the variations imposed by the Kiwi products. Since the average transaction size for new sales will fluctuate on a quarterly basis as a result of a different mix of business and product sales, especially our U.S. federal government business, we also review the average transaction size for new sales on a trailing 12- month basis to eliminate the quarterly variability in our transaction mix.

Non-GAAP Operating Income. Our management uses non-GAAP operating income to measure our performance. Because non-GAAP operating income excludes certain non-cash expenses such as amortization, stock-based compensation and certain expenses that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. We use non-GAAP operating income in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income is not determined in accordance with GAAP and is not a substitute for, or superior to, financial measures determined in accordance with GAAP. For further discussion regarding non-GAAP operating income and a reconciliation of non-GAAP operating income to net income, see “Reconciliation of Non-GAAP Financial Measures” included later in this Item 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Revenue Growth. We have employed a differentiated business model for marketing and selling high volumes of enterprise-class software, which is focused on rapid revenue growth at high operating margins. We regularly review our total revenue growth to measure our success. We have built a pricing model for our products that aims to maximize our recurring revenue and the value of a customer over time and not upfront license revenue. This is an important component of our financial model. This model is based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our core enterprise-class network and IT management products.

Opportunities and Trends

Businesses, governments and other organizations are increasingly relying on data networks and IT infrastructures to execute their operations, facilitate their internal and external communications and transact business with their customers and partners. The size of these networks, the number of applications and servers, and the complexity of physical and virtual server environments are increasing as organizations place more reliance on them. We believe that the increasing challenges of IT management and the limitations of existing offerings present a market opportunity for our products. In addition to the network management products that we have offered since 2001, we also offer products that we have developed or acquired that manage servers and applications and monitor and manage storage and virtualized servers. We believe that these products allow us to compete effectively in the adjacent markets of application management, storage resource management and virtual server management. We expect our revenue to continue to grow as we capitalize on these and other market opportunities.

We expect our trailing 12-month average transaction size for new sales to increase in the 15-20% range over the next several quarters as we anticipate increasing our sales to enterprise customers who tend to enter into larger transactions and continue to pursue our strategy of offering standalone products as well as attaching more modules to the sales of our flagship product, Orion Network Performance Monitor, or Orion NPM. In addition, sales of the storage and virtualization products we acquired from Tek-Tools will also contribute to this growth as the average transaction size for new sales on these products is currently higher than our Orion family of products.

Recent statistics indicate that the United States and certain other international economies are showing some signs of stabilization. A larger number of current and potential customers seem to be more confident in making purchases of IT software and we expect that confidence to continue into the future and we hope to capitalize on this opportunity. However, we believe there remains significant uncertainty regarding the extent and timing of an economic recovery in certain geographic regions. In these regions, we believe that difficult economic conditions offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of many competing products.

We expect the U.S. federal government to continue to be a significant market opportunity as we believe the ease of deployment, power and scalability of our products give us an enhanced opportunity to sell to various agencies and departments of the U.S. federal government. Prior to the third quarter of 2010, our new sales to the U.S. federal government had declined over the prior three quarters due to a reduction in the value of orders received from agencies and groups associated with the Department of Defense. In the third quarter of 2010, our new sales to the U.S. federal government were the second highest in our history and increased significantly over these prior quarters. This increase over the prior three quarters was due to, among other things, a greater number of large, project-based transactions that closed in the third quarter of 2010, a few of which we had expected to close earlier in 2010. We continue to expect inconsistency in the buying pattern of the U.S. federal government for these larger transactions with our products. In addition, our sales to the U.S. federal government are largely dependent on systems integrators, distributors and resellers whose purchases from us have been difficult to predict. We may, therefore, be unable to predict accurately when and if the purchase orders from the U.S. federal government will be received.

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

Key Components of Our Results of Operations

Sources of Revenue

Our revenue is primarily comprised of license and maintenance revenue. We license our software under perpetual licenses, which includes maintenance, typically for one year, as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new licenses and upgrades to our software. We have experienced annual growth in license revenue. Customers can renew and generally have renewed their maintenance agreements for annual periods at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. Maintenance revenue is an important source of our future revenue. We have experienced strong and consistent annual and quarterly growth in maintenance and other revenue. Because our maintenance base grew during 2009 and the first three quarters of 2010 due to new sales and high customer retention, we expect maintenance revenue to continue to increase in future periods.

Cost of Revenue

Cost of revenue consists of personnel costs related to providing technical support services, amortization of acquired developed product technologies and amortization of capitalized software costs. Personnel costs include salaries, bonuses and stock-based compensation for technical support personnel, as well as an allocation of our facilities, information technology and other overhead costs and our employee benefit costs. We allocate stock-based compensation expense to personnel costs based on the expense category in which the option holder works. We allocate overhead, such as rent, computer and other technology costs, and employee benefit costs to personnel costs in each expense category based on worldwide headcount in that category. We expect our cost of revenue to increase in absolute dollars but to remain relatively stable as a percentage of revenue in future periods.

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

In 2009 and 2010, we have continued to build infrastructure and add employees through acquisitions and internal growth across all departments in order to accelerate and support our growth and to expand into international markets. Due to this, our operating expenses have increased as a percentage of revenue and in absolute dollars in the three and nine months ended September 30, 2010 compared to the same periods in 2009. The number of employees as of September 30, 2010 was 433 as compared to 303 as of September 30, 2009. We expect our operating expenses in future periods to continue to increase in absolute dollars and, to be higher as a percentage of revenue if we acquire additional companies and as we integrate the businesses.

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

General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel, as well as legal, accounting and other professional service fees and other corporate expenses. We incurred additional costs in 2009 and the first three quarters of 2010 and expect to continue to incur higher costs associated with being a public company, including higher legal, corporate insurance and financial reporting expenses and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

Other Income (Expense). Other income (expense) primarily consists of interest income, interest expense, foreign exchange gains (losses) and government grant income. Interest income represents interest received on our cash and cash equivalents. Interest expense is associated with our outstanding long-term debt, the outstanding principal of which was $44.1 million on December 31, 2009 and was paid in full on May 28, 2010. Interest expense includes the amortization and write-off of debt issuance costs, which was $0 and $51,000 for the three months ended September 30, 2010 and 2009, respectively, and $0.4 million and $0.7 million in the nine months ended September 30, 2010 and 2009, respectively. Foreign exchange gains (losses) relate to expenses and transactions denominated in currencies other than the functional currency of the associated company. Government grant income relates to grants to be received by our Irish and Czech Republic entities for the creation of job positions and related training costs.

Income Tax Expense

Income tax expense primarily consists of corporate income taxes related to profits resulting from the sale of our software offerings by our United States and Irish entities. We expect our income tax expense to increase in absolute dollars as our profits continue to increase; however, we expect our effective tax rate to decline slowly, due to the lower corporate tax rate in Ireland, as our international revenue increases as a percentage of total revenue.

We benefit from the tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit expired on December 31, 2009, and as such, no benefit is reflected in our income tax expense for the three months and nine months ended September 30, 2010. If this tax credit is not renewed under similar terms as in prior years, our effective tax rate will be higher than if it was renewed and may be higher than the rate in the prior comparable period.

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

A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Results of Operations

The following table sets forth our condensed consolidated statements of income data for the periods indicated (in thousands):

	Three Months Ended
	September 30, 2010	% of Revenue	September 30, 2009	% of Revenue	Change
Revenue:
License	$20,850	50.7%	$17,638	54.5%	$3,212
Maintenance and other	20,304	49.3	14,712	45.5	5,592

Total revenue	41,154	100.0	32,350	100.0	8,804
Cost of revenue	2,037	4.9	1,263	3.9	774

Gross profit	39,117	95.1	31,087	96.1	8,030

Operating expenses:
Sales and marketing	10,993	26.7	7,765	24.0	3,228
Research and development	4,054	9.9	2,986	9.2	1,068
General and administrative	5,860	14.2	5,150	15.9	710

Total operating expenses	20,907	50.8	15,901	49.2	5,006

Operating income	18,210	44.2	15,186	46.9	3,024

Other income (expense):
Interest income	35	0.1	93	0.3	(58)
Interest expense	—	—	(668)	(2.1)	668
Other expense	(174)	(0.4)	(82)	(0.3)	(92)

Total other expense	(139)	(0.3)	(657)	(2.0)	518

Income before income taxes	18,071	43.9	14,529	44.9	3,542
Income tax expense	5,912	14.4	4,374	13.5	1,538

Net income	$12,159	29.5%	$10,155	31.4%	$2,004

Comparison of the Three Months Ended September 30, 2010 and 2009

Revenue

Revenue was $41.2 million in the three months ended September 30, 2010 compared to $32.4 million in the three months ended September 30, 2009, an increase of $8.8 million, or 27.2%. This increase was comprised of a $5.6 million increase in maintenance and other revenue, which resulted from a growing maintenance base due to new sales, new customers through acquisitions and high customer retention, and a $3.2 million increase in license revenue due to an increase in sales transaction volumes of our core enterprise -class network and IT management products and a 24.6% increase in our trailing 12-month average transaction size for new sales. Through the third quarter of 2010, the trailing 12-month average transaction size for new sales was approximately $8,100 as compared to approximately $6,500 for the 12-month period through the third quarter of 2009. We believe that the increase in new sales and our average transaction size for new sales resulted from better awareness of our products, an increase in the number of products that we sell primarily as a result of our product development and, to a significantly lesser extent, our acquisitions.

New sales in our commercial business increased 29.9% globally while new sales in our U.S. federal government business decreased 7.2% for the third quarter of 2010 compared to the third quarter of 2009. The decline in U.S. federal sales was primarily driven by a reduction in the value of orders received from agencies and groups associated with the Department of Defense. We received one purchase order in the third quarter of 2010 and two purchase orders in the third quarter of 2009 from the federal business that resulted in license revenue greater than $0.5 million. Our revenue results also had a negative impact from foreign currency rates during the third quarter of 2010 compared to the rates during the third quarter of 2009. Our international revenue was 19.8% and 18.0% of total revenue in the third quarter of 2010 and 2009, respectively. If we applied the exchange rate used in the third quarter of 2009 to revenue in the third quarter of 2010, the net negative impact is $0.9 million, comprised of an impact on license and maintenance revenue of $0.5 million and $0.4 million, respectively.

Cost of Revenue

Cost of revenue was $2.0 million in the three months ended September 30, 2010 compared to $1.3 million in the three months ended September 30, 2009, an increase of $0.8 million, or 61.3%. This increase was primarily due to a $0.4 million increase in cost of maintenance revenue related to increased headcount in our North American, European and Asian-Pacific support organizations to support the new customers we added during 2009 and the first three quarters of 2010. Cost of license revenue also increased by $0.3 million in the three months ended September 30, 2010 compared to the same period in 2009 primarily due to the amortization of acquired product technologies associated with the Tek-Tools acquisition in January 2010.

Operating Expenses

Sales and Marketing. Sales and marketing expenses were $11.0 million in the three months ended September 30, 2010 compared to $7.8 million in the three months ended September 30, 2009, an increase of $3.2 million, or 41.6%. Sales and marketing expenses increased in the three months ended September 30, 2010 due to the expansion of our direct inside sales force in the United States, EMEA and Asian-Pacific region, an increase in marketing operations and program costs in the United States and EMEA and an increase in business development costs as we began to expand our partner relationships. As a result of these efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased by $1.8 million. Marketing program costs to drive higher levels of web traffic such as paid search, search engine optimization, search engine management, web operating costs and trade shows increased by $1.1 million. Other costs such as professional fees and consulting services increased by $0.3 million.

Research and Development. Research and development expenses were $4.1 million in the three months ended September 30, 2010 compared to $3.0 million in the three months ended September 30, 2009, an increase of $1.1 million, or 35.8%. In order to support our product development strategy, we continued to increase the size of our Czech Republic research center from the third quarter of 2009 to 2010 and also added research and development personnel in Dallas, Texas and Chennai, India in 2010 as a result of the acquisition of Tek-Tools. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $1.1 million in the third quarter of 2010 compared to the third quarter of 2009.

General and Administrative. General and administrative expenses were $5.9 million in the three months ended September 30, 2010 compared to $5.2 million in the three months ended September 30, 2009, an increase of $0.7 million, or 13.8%. This increase was due primarily to an increase of $0.9 million in personnel costs, which include stock-based compensation expense, $0.3 million in amortization related to certain intangible assets from Tek-Tools partially offset by a $0.7 million decrease as we incurred lawsuit settlement and related legal fees in 2009.

Other Income (Expense)

Interest expense in the three months ended September 30, 2010 decreased by $0.7 million from the three months ended September 30, 2009 due to no outstanding debt in the third quarter of 2010 because of principal payments made in 2009 and 2010. The outstanding principal balance under our indebtedness was as follows at:

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
(in thousands)
Outstanding debt balance	$44,097	$44,097	$44,097	$25,000	$—	$—

Our outstanding principal balance on the Notes was $44.1 million as of September 30, 2009. In March 2010, we prepaid $19.1 million of principal to repay all of the outstanding principal balance on the First Lien Note. In May 2010, we fully repaid the remaining $25.0 million of principal outstanding on the Second Lien Note.

Other income (expense) includes a $0.2 million increase in the fair value of the accrued acquisition earnout and $0.3 million of foreign exchange losses offset by $0.3 million of government grant income from our Czech and Irish entities for the creation of job positions and related training costs as of September 30, 2010.

Income Tax Expense

Our income tax expense increased by $1.5 million for the three months ended September 30, 2010 compared to the same period for 2009. This increase resulted from an increase in our income before income taxes of $3.5 million during the same period. Our expected effective tax rate increased from 30.1% in the three months ended September 30, 2009 to 32.7% in the three months ended September 30, 2010 primarily as a result of the non-renewal of the U.S. federal research and experimentation tax credit.

The following table sets forth our condensed consolidated statements of income data for the periods indicated (in thousands):

	Nine Months Ended
	September 30, 2010	% of Revenue	September 30, 2009	% of Revenue	Change
Revenue:
License	$55,735	50.2%	$44,777	53.6%	$10,958
Maintenance and other	55,252	49.8	38,690	46.4	16,562

Total revenue	110,987	100.0	83,467	100.0	27,520
Cost of revenue	5,656	5.1	3,585	4.3	2,071

Gross profit	105,331	94.9	79,882	95.7	25,449

Operating expenses:
Sales and marketing	31,930	28.8	21,690	26.0	10,240
Research and development	11,505	10.4	8,167	9.8	3,338
General and administrative	18,106	16.3	13,127	15.7	4,979

Total operating expenses	61,541	55.4	42,984	51.5	18,557

Operating income	43,790	39.5	36,898	44.2	6,892

Other income (expense):
Interest income	135	0.1	225	0.3	(90)
Interest expense	(1,146)	(1.0)	(3,659)	(4.4)	2,513
Other income (expense)	37	0.0	(88)	(0.1)	125

Total other expense	(974)	(0.9)	(3,522)	(4.2)	2,548

Income before income taxes	42,816	38.6	33,376	40.0	9,440
Income tax expense	13,384	12.1	10,415	12.5	2,969

Net income	$29,432	26.5%	$22,961	27.5%	$6,471

Comparison of the Nine Months Ended September 30, 2010 and 2009

Revenue

Revenue was $111.0 million in the nine months ended September 30, 2010 compared to $83.5 million in the nine months ended September 30, 2009, an increase of $27.5 million, or 33.0%. This increase was comprised of a $16.6 million increase in maintenance and other revenue, which resulted from a growing maintenance base due to new sales, new maintenance customers through acquisitions and high customer retention, and an $11.0 million increase in license revenue, which was due to an increase in sales transaction volumes of our core enterprise-class network and IT management products and a 24.6% increase in our trailing 12-month average transaction size for new sales. Through the third quarter 2010, the trailing 12-month average transaction size for new sales was approximately $8,100 as compared to approximately $6,500 for the 12-month period through the third quarter of 2009. We believe that the increase in new sales and our average transaction size for new sales resulted from better awareness of our products, an increase in the number of products that we sell primarily as a result of our product development and, to a significantly lesser extent, our acquisitions.

New sales in our commercial business increased 36.9% globally while new sales in our U.S. federal business decreased 14.6% for the first three quarters of 2010 compared to the first three quarters of 2009. The decline in U.S. federal government sales was primarily driven by a reduction in the value of orders received from agencies and groups associated with the Department of Defense. We received two purchase orders in the nine months ended September 30, 2010 and six purchase orders in the nine months ended September 30, 2009 from the federal business that resulted in license revenue greater than $0.5 million. To a lesser extent, our revenue results also had a negative impact from foreign currency rates during the first three quarters of 2010 compared to the rates during the first three quarters of 2009. Our international revenue was 21.0% and 19.0% of total revenue in the first three quarters of 2010 and 2009, respectively. If we applied the exchange rate used in the first three quarters of 2009 to revenue in the first three quarters of 2010, the net negative impact is $1.1 million, comprised of an impact on license and maintenance revenue of $0.6 million and $0.5 million, respectively.

Cost of Revenue

Cost of revenue was $5.7 million in the nine months ended September 30, 2010 compared to $3.6 million in the nine months ended September 30, 2009, an increase of $2.1 million, or 57.8%. This increase was primarily due to a $1.3 million increase in cost of maintenance revenue related to increased headcount of our North American, European and Asian-Pacific support organizations to support the new customers we added during 2009 and the first three quarters of 2010. Cost of license revenue also increased by $0.8 million in the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to the amortization of acquired product technologies associated with the Tek-Tools acquisition in January 2010.

Operating Expenses

Sales and Marketing. Sales and marketing expenses were $31.9 million in the nine months ended September 30, 2010 compared to $21.7 million in the nine months ended September 30, 2009, an increase of $10.2 million, or 47.2%. Sales and marketing expenses increased in the nine months ended September 30, 2010 due to the expansion of our direct inside sales force in the United States, EMEA and Asian-Pacific region, an increase in marketing operations and program costs in the United States and EMEA and increased headcount as a result of acquisitions. As a result of these efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased by $6.5 million. Marketing program costs such as paid search, search engine optimization, search engine management, web operating costs and trade shows increased by $2.9 million. Other costs such as professional fees, subscription costs, and consulting services increased $0.6 million.

Research and Development. Research and development expenses were $11.5 million in the nine months ended September 30, 2010 compared to $8.2 million in the nine months ended September 30, 2009, an increase of $3.3 million, or 40.9%. In order to support our product development strategy, we increased the size of our research and development organization in 2009 and 2010, including a significant increase to our personnel in our Czech Republic development center as well as the addition of research and development personnel in Dallas, Texas and Chennai, India as a result of the acquisition of Tek-Tools. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $3.3 million in the first three quarters of 2010 compared to the first three quarters of 2009.

General and Administrative. General and administrative expenses were $18.1 million in the nine months ended September 30, 2010 compared to $13.1 million in the nine months ended September 30, 2009, an increase of $5.0 million, or 37.9%. This increase was due primarily to an increase of $4.1 million in personnel costs, which include stock-based compensation expense, $0.9 million in amortization related to certain intangible assets from Tek-Tools, $0.4 million in accounting and legal costs associated with the acquisition of

Tek-Tools offset by a $0.7 million decrease in legal expenses as we incurred lawsuit settlement and related legal fees in 2009. The increase in stock-based compensation expense of $2.2 million included a one-time expense of $1.4 million from the acceleration of the vesting of certain options related to the retirement of our former Executive Chairman on June 30, 2010.

Other Income (Expense)

Interest expense in the nine months ended September 30, 2010 decreased by $2.5 million from the nine months ended September 30, 2009 due to a lower amount of outstanding indebtedness because of principal payments we made in 2009 and 2010. The outstanding principal balance under our indebtedness was as follows at:

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
(in thousands)
Outstanding debt balance	$44,097	$44,097	$44,097	$25,000	$—	$—

In the second quarter of 2009, we repaid an additional $49.8 million of principal with the net proceeds from our IPO in May 2009, reducing our outstanding principal balance on the Notes to $44.1 million as of September 30, 2009. In March 2010, we repaid $19.1 million of principal to repay all of the outstanding principal balance on the First Lien Note. In May 2010, we fully repaid the remaining $25.0 million of principal outstanding on the Second Lien Note.

Other income (expense) includes a $0.2 million increase in the fair value of the accrued acquisition earnout and $0.1 million of foreign exchange losses offset by $0.3 million of government grant income from our Czech and Irish entities for the creation of job positions and related training costs as of September 30, 2010.

Income Tax Expense

Our income tax expense increased by $3.0 million for the nine months ended September 30, 2010 compared to the same period for 2009. This increase resulted from an increase in our income before income taxes of $9.4 million during the same period. Our expected effective tax rate increased from 31.2% in the nine months ended September 30, 2009 to 31.3% in the nine months ended September 30, 2010 primarily as a result of the non-renewal of the U.S. federal research and experimentation tax credit.

Reconciliation of Non-GAAP Financial Measures

Our investor and analyst presentations include non-GAAP operating income, which we define as operating income plus stock-based compensation expense and related employer-paid payroll taxes, amortization of intangible assets, expenses related to the potential and completed public offerings of common stock, lawsuit settlement and related legal fees, certain acquisition related costs and severance costs related to the retirement of our former Executive Chairman. The table below provides a reconciliation of this non-GAAP financial measure to the most recent directly comparable financial measure calculated and presented in accordance with GAAP. Non-GAAP operating income should not be considered as an alternative to operating income and any other measure of financial performance calculated and presented in accordance with GAAP. Our non-GAAP operating income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate non-GAAP operating income in the same manner as we do. We prepare non-GAAP operating income to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate.

We believe non-GAAP operating income is useful to investors in evaluating our operating performance for the following reasons:

•

Non-GAAP operating income is widely used by investors to measure a company’s operating performance without regard to items, such as interest expense, income tax expense, depreciation and amortization and stock-based compensation and related employer-paid payroll taxes, that can vary substantially from company to company depending upon their financing and accounting methods, the book value of their assets, their capital structures and the method by which their assets were acquired and certain expenses and expenditures, such as lawsuit settlement and related legal fees, that may not be indicative of a company’s core business operations;

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

We understand that, although non-GAAP operating income is frequently used by investors and securities analysts in their evaluation of companies, non-GAAP operating income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Items excluded from the calculation of non-GAAP operating income, such as stock-based compensation expense and related employer-paid payroll taxes, the amortization of intangible assets, costs related to equity offerings, acquisition-related costs and severance costs related to the retirement of our former Executive Chairman, can have a material impact on our business.

The following table presents a reconciliation of non-GAAP operating income to operating income, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reconciliation between GAAP and non-GAAP operating income:
Operating income	$18,210	$15,186	$43,790	$36,898
Reversal of intangible assets amortization	842	196	2,318	578
Reversal of stock-based compensation expense and related employer-paid payroll taxes	2,818	2,124	9,778	5,768
Reversal of public offering costs	—	—	170	—
Reversal of lawsuit settlement costs and related legal fees	—	805	(217)	1,071
Reversal of acquisition related costs	—	—	410	—
Reversal of severance costs related to retirement of former Executive Chairman	—	—	208	—

Non-GAAP operating income	$21,870	$18,311	$56,457	$44,315

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

Liquidity and Capital Resources

At September 30, 2010, we had $107.8 million in cash and cash equivalents and $77.8 million of working capital. Our available cash and cash equivalents are held in bank deposits and money market funds. Our money market mutual funds invest in high-quality, short-term securities, many of which are issued or guaranteed by the U.S. government or by U.S. government agencies. We also hold a portion of our cash and cash equivalents in bank deposits located in Ireland that are fully guaranteed by the Irish government. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances held in the United States may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits or may not be insured by the FDIC. While we monitor the balances in our accounts and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We strive to maintain our cash deposits and invest our money market funds with financial institutions of reputable credit and therefore bear minimal credit risk. To date, we have experienced no loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

As of December 31, 2009, we had approximately $44.1 million of outstanding indebtedness under our First Lien and Second Lien Notes. In March 2010, we made a required prepayment of $16.9 million and an additional prepayment of $2.2 million of principal, which paid off the entire outstanding principal under our First Lien Note and reduced our total outstanding indebtedness to $25.0 million under our Second Lien Note. In May 2010, we fully repaid the $25.0 million of principal outstanding on the Second Lien Note. Upon payment of the Second Lien Note, we are no longer subject to the restrictive covenants of the Notes.

We estimate our capital expenditures for 2010 to be approximately $2.5 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment.

The following table presents key components of our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
(in thousands)
Net cash provided by operating activities	$46,049	$36,021
Net cash used in investing activities	(30,657)	(2,157)
Net cash (used in) provided by financing activities	(36,955)	51,021
Cash and cash equivalents (end of period)	107,837	125,805

Operating Activities

Net cash provided by operating activities was $46.0 million and $36.0 million for the nine months ended September 30, 2010 and 2009, respectively. Net income was $29.4 million and $23.0 million for the nine months ended September 30, 2010 and 2009, respectively. We had a net non-cash benefit of $3.3 million and incurred non-cash expenses of $5.9 million for the nine months ended September 30, 2010 and 2009, respectively. Non-cash (benefits) or expenses primarily consisted of stock-based compensation expense of $9.0 million and $5.6 million, excess tax benefits related to employee stock option exercises of $(17.4) million and $(2.2) million and depreciation and amortization expense of $3.9 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively.

The change in certain assets and liabilities resulted in a net source of cash of $19.9 million and $7.2 million for the nine months ended September 30, 2010 and 2009, respectively. Cash provided by operating activities is driven by sales of our software offerings and maintenance renewals. Collection of accounts receivable from the sales of our software offerings and maintenance renewals is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. Net cash provided by operating activities was reduced by interest payments of $1.3 million and $4.4 million for the nine months ended September 30, 2010 and 2009, respectively. Net cash provided by operating activities was increased by $3.5 million which included an income tax refund in the nine months ended September 30, 2010 that decreased prepaid income taxes.

Investing Activities

Net cash used in investing activities was $30.7 million and $2.2 million for the nine months ended September 30, 2010 and 2009, respectively. Net cash used in investing activities for the nine months ended September 30, 2010 was primarily due to the $28.0 million of cash used in our purchase of certain assets of Tek-Tools and $2.0 million of purchases of property and equipment for operations.

Financing Activities

Net cash used in financing activities was $37.0 million and net cash provided by financing activities was $51.0 million for the nine months ended September 30, 2010 and 2009, respectively. Net cash used in financing activities in the nine months ended September 30, 2010 was due to a $44.1 million repayment of long-term debt partially offset by $14.8 million of proceeds from the exercise of stock options and a $17.4 million excess tax benefit related to stock-based compensation. This excess tax benefit is a reduction in cash payments for U.S. federal income taxes due to tax deductions related to stock option exercises. On August 2, 2010, our board of directors approved a share repurchase program, authorizing us to purchase up to $25.0 million of our outstanding common stock. We were authorized to make purchases in the open market and purchases were funded from available working capital. The share repurchase program was completed in August 2010, and we repurchased and retired 1.7 million shares of our common stock for an aggregate purchase price of $25.0 million.

We believe that our existing cash and cash equivalents and our cash flow from operations will be sufficient to fund our operations and our capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new software products and enhancements to existing software products, and the continuing market acceptance of our software offerings. Although we are not currently a party to any agreement or letter of intent regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations and Commitments

We entered into an agreement to purchase certain assets of Tek-Tools in January 2010. The purchase agreement included two earnout payments as follows: (i) up to $2.0 million of cash to be paid upon the achievement of sales milestones for 2010 and (ii) up to $2.0 million of cash to be paid upon the receipt of certain third-party consents. The payments are recorded at fair value on our condensed consolidated balance sheet at September 30, 2010 as an accrued acquisition earnout of $3.9 million. We are expecting to make these payments in the first quarter of 2011.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2010, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain financial market risks, the most predominant being foreign currency risk.

Interest Rate Risk

We had cash and cash equivalents of $107.8 million at September 30, 2010. We held these amounts primarily in cash or money market funds. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt specific hedging strategies in the future. Any declines in interest rates, however, will reduce future interest income.

Foreign Currency Risk

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international revenue was approximately 21.0% of our total revenue for the nine months ended September 30, 2010. The primary foreign currencies that we invoice and on which we collect are the Euro and British Pound Sterling. Expenses incurred by our international subsidiaries are generally denominated in the local currency of the subsidiary. Our consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expense, and net income for our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes, although we may do so in the future. Thus, fluctuations in currency exchange rates could harm our business in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 did not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. We believe we have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2010.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we have been and may be involved in various legal proceedings arising from our ordinary course of business.

On September 13, 2010, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (“Uniloc”) brought a lawsuit against SolarWinds, Inc. and SolarWinds Worldwide, LLC (collectively, “SolarWinds”) and several other defendants in the United States District Court for the Eastern District of Texas. The complaint filed by Uniloc alleges that SolarWinds and each of the other fifteen named defendants’ software infringe U.S. patent 5,490,216 allegedly owned by Uniloc. Uniloc alleges that SolarWinds’ software, specifically its license key system, infringes upon this patent that utilizes a system for activating software products through a registration process. Uniloc has brought a series of lawsuits against numerous software companies around the world and the infringement and damages related to the patent at issue in the case is currently being challenged in the United States Court of Appeals for the Federal Circuit. Because this lawsuit is in its initial stages, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.

On October 15, 2010, a lawsuit was filed on behalf of Daniel Richardson against SolarWinds, Inc. and certain of its current and former officers in the United States District Court for the Northern District of Texas. The lawsuit was filed on behalf of Richardson and a purported class of all persons who purchased or acquired shares of common stock of SolarWinds, Inc. between February 8, 2010 and July 21, 2010 and alleges that SolarWinds, Inc. and certain of its officers and/or directors violated the securities laws by “issu[ing] materially false and misleading statements regarding [SolarWinds, Inc.’s] operations and its business and financial results and outlook” and therefore “misled investors by misrepresenting and failing to disclose material problems with … sales to the United States federal government . . .[and] problems with [its] sales management team.” Because this lawsuit is in its initial stage, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously. We believe that the claims asserted have no merit.

As each of these matters is in an early stage, we are currently unable to determine if the resolution of these matters will have an adverse effect on our financial position, liquidity or results of operations. We currently have no other material legal proceedings pending other than the matters described above.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Litigation exposure related to our pending and any future litigation could exceed our expectations and adversely affect our results of operations, profitability and cash flows.

We have been and may be involved, from time-to-time, in disputes incidental to our business. We are currently the subject of allegations of patent infringement and certain violations of the securities laws further described under the caption “Legal Proceedings” in Part II, Item 1 of this quarterly report on Form 10-Q. We cannot predict when these lawsuits will be completed and are unable to accurately assess the financial outcome that could result from these matters at this time. These lawsuits may result in a diversion of management’s attention and resources, including the significant costs of document production and legal fees, and may contribute to current and future stock price volatility. No assurance can be made that these matters will not have material financial exposure, which together with the potential for similar suits and reputational harm, could have a material adverse effect upon our results of operations, profitability and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2010, our board of directors approved a share repurchase program, authorizing us to purchase up to $25.0 million of our outstanding common stock. We were authorized to make purchases in the open market and purchases were funded from available working capital. The share repurchase program was completed in August 2010, and we repurchased 1.7 million shares of our common stock for an aggregate purchase price of $25.0 million. Shares were retired upon repurchase. Our policy related to repurchases of our common stock is to charge any excess of cost over par value entirely to additional paid-in capital in absence of retained earnings.

The following table sets forth the repurchase of our common stock during the third quarter of 2010:

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under the Plan	Dollar Value of Shares That May Yet be Purchased Under the Plan
(in thousands, except average price paid per share)
July 1, 2010 - July 31, 2010	—	$—	—	$—
August 1, 2010 - August 31, 2010	1,702	14.68	1,702	—
September 1, 2010 - September 30, 2010	—	—	—	—

Item 6.	Exhibits

Exhibit Number

2.1(1)	Asset Purchase Agreement dated as of January 26, 2010 by and among the Registrant, SolarWinds Worldwide, LLC, SolarWinds Software Europe (Holdings) Limited, Tek-Tools, Inc. and U.S. Bank, N.A.

3.1(2)	Amended and Restated Certificate of Incorporation, as currently in effect

3.2(3)	Amended and Restated Bylaws, as currently in effect

4.1(3)	Specimen certificate for shares of common stock

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 001- 34358) filed on January 27, 2010.
(2)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162661) filed on October 26, 2009.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (No. 333-149851), originally filed on March 21, 2008 and subsequently amended.
*	Filed herewith.
**	Furnished herewith.

SOLARWINDS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS, INC.

Dated: October 29, 2010	By:	/S/ MICHAEL J. BERRY
Michael J. Berry
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Item 6.	Exhibits

Exhibit Number

2.1(1)	Asset Purchase Agreement dated as of January 26, 2010 by and among the Registrant, SolarWinds Worldwide, LLC, SolarWinds Software Europe (Holdings) Limited, Tek-Tools, Inc. and U.S. Bank, N.A.

3.1(2)	Amended and Restated Certificate of Incorporation, as currently in effect

3.2(3)	Amended and Restated Bylaws, as currently in effect

4.1(3)	Specimen certificate for shares of common stock

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 001- 34358) filed on January 27, 2010.
(2)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162661) filed on October 26, 2009.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (No. 333-149851), originally filed on March 21, 2008 and subsequently amended.
*	Filed herewith.
**	Furnished herewith.