Form 10-K
period 2010-12-31
SolarWinds, Inc.
filed 2011-02-25
CIK 1428669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2010, the aggregate market value of its shares held by non-affiliates on that date was approximately $642,400,000.

On February 22, 2011, 72,444,113 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2011 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2010 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Safe Harbor Cautionary Statement

Discussions under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain or may contain forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may be signified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in this report and in other documents we file with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Overview

SolarWinds, Inc. and its subsidiaries (“SolarWinds,” the “Company,” “we,” “us” or “our”) design, develop, market, sell and support powerful yet easy-to-use enterprise IT infrastructure management software to IT professionals in organizations of all sizes. Our offerings range from individual software tools to more comprehensive software products that solve problems faced every day by IT professionals and help to enable efficient and effective management of networks and IT environments.

Since our founding we have provided tools for network engineers and software for managing enterprise networks, and we are a leading provider of network management software. In 2008, with the launch of Orion Application Performance Manager, we began to offer solutions for managing applications and servers. In response to changes in the technology environment and to meet the needs of our customers, we made acquisitions in 2010 and 2011 to expand the range of elements of IT infrastructure that our products monitor and manage to include storage and virtualized servers. In January 2011, we also introduced SolarWinds Application Performance Monitor, a stand-alone application and server performance management product, in order to address the needs of systems administrators. We now offer a suite of powerful software that allows IT professionals to manage key elements of their infrastructure, including networks, applications, storage, and physical and virtual servers. All of our products are ready-to-use, featuring intuitive and easily customized user interfaces and built-in workflows. Our products can be downloaded directly from our websites and installed and configured by our end-users in a matter of hours. We design our software to meet the requirements of IT environments of varying sizes and levels of complexity.

Our customers are IT professionals in small- and mid-size businesses, enterprises, and local, state and federal government entities that have purchased one or more of our products. We have an active, loyal end-user community that is built from our customers and end-users who have downloaded our free tools. We seek to expand, and generate loyalty from, our customer base and our end-user community by providing a variety of free tools for IT professionals, by hosting our online community website, thwack, and through other marketing programs.

As a core part of our strategy, we have developed a differentiated business model for marketing and selling high volumes of affordably priced, downloadable, enterprise-class software directly to IT professionals. We design our products to be easy-to-install and easy-to-evaluate, allowing potential buyers of our software to see the value that the products provide after downloading a free copy of the software from our website for evaluation. We design our Internet-based marketing programs to drive visitors to our websites in order to generate large volumes of highly qualified leads. Our inside sales force uses a disciplined, transaction-oriented process to convert these leads into paying customers at a level of productivity per sales representative that is much higher than is typically achieved with a traditional direct sales force. Our business model allows us to offer our products at prices that are typically lower than competing frameworks and to support rapid growth in our business while maintaining high operating margins. Our trailing 12-month average transaction size for new license sales, excluding our Kiwi Syslog Server and Kiwi CatTools products, in each quarter during 2008, 2009 and 2010, was less than $8,300.

We incorporated in the State of Oklahoma in 1999 and reincorporated in the State of Delaware in 2008. On May 20, 2009, we completed an initial public offering of shares of our common stock and those shares are listed on the New York Stock Exchange (“NYSE”) under the symbol SWI. Our executive offices are located at 3711 South MoPac Expressway, Building Two, Austin, Texas 78746, and our telephone number is (512) 682-9300.

Industry Background

Businesses, governments and other organizations of varying sizes increasingly rely on data networks and their IT infrastructures to execute their operations, facilitate their internal and external communications and transact business with their customers and partners. The size of these networks, the number of applications and servers and the complexity of physical and virtual server and storage environments are increasing as organizations place more reliance on them. These factors have made network and IT infrastructure management, which includes performance monitoring, provisioning, administration and optimization, increasingly critical to the success of these organizations.

Traditionally, large businesses, governments and other organizations have deployed complex and expensive software products, called IT management frameworks, which provide centralized and unified management of entire IT systems, including networks, servers and applications. Most of these frameworks are designed for and marketed and sold to chief information officers, who are responsible for managing a wide variety of IT issues, rather than to IT professionals, who are responsible for the daily management of the IT infrastructure. As a result, frameworks have not been optimized to solve the problems faced by these professionals and often fail to address network and IT infrastructure management requirements effectively.

Limitations of existing IT management frameworks include that they are:

•

Expensive and Difficult to Implement. Most frameworks are sold at high prices and do not offer an affordable entry-level option. Due to their complexity, these frameworks require costly professional services to deploy and can take months before they are usable by the customer.

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

Given the increasing challenges of IT infrastructure management and the limitations of existing offerings, we believe there is a broad market opportunity for products that directly address the needs of IT professionals and that are cost effective, easy-to-find, -evaluate, -use and -maintain, and scalable and flexible. We believe that our software addresses this opportunity, particularly in departments of large enterprises or in mid-market enterprises with 500 to 10,000 employees and in small to mid-size companies with 50 to 500 employees, as well as in local, state and federal government entities.

Our Approach to Enterprise-Class IT Infrastructure Management

Our software offerings include enterprise-class IT infrastructure management products, entry-level monitoring products and a wide range of software tools for IT professionals. These offerings enable easy and effective IT infrastructure management and are:

•

Focused on the Needs of IT Professionals. Our products are designed by IT professionals for IT professionals and typically enable them to identify and solve IT performance and availability issues more efficiently and effectively than with alternative products and to improve the performance and availability of their IT infrastructures quickly and easily.

•

Easy to Find and Evaluate. We offer free, downloadable, full-featured evaluations of our software products through our websites, allowing customers to implement and use our products to manage their own IT infrastructures prior to purchase.

•

Cost-Effective to Purchase and Install. We offer our software at prices significantly lower than those of most competing framework products, and our customers can install and configure our software in a matter of hours.

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

Our Business Model

As a core part of our strategy, we utilize a differentiated business model for providing enterprise-class software to IT professionals within organizations of all sizes worldwide. We currently provide products for network, storage, systems, and virtual administrators as well as IT generalists that are responsible for managing many different areas of IT infrastructure, but we believe that our model is also applicable to other types of IT professionals. We designed our business model to sell high volumes of low-priced, downloadable software, and to be low cost, scalable and efficient.

The key differentiating elements of our business model include:

•

Downloadable, Powerful, Enterprise-Class Software that is Easy to Install and Use. Our software is downloadable from the Internet and can be installed and used by our customers in a self-service manner without the need for professional services or complicated installation procedures. This allows our customers to begin using our software almost immediately and enables us to pursue follow-on sales more quickly.

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

Our Growth Strategy

Our objective is to extend our market leadership by providing IT professionals with enterprise-class software that solves their specific needs. The following are key elements of our growth strategy:

•

Continue to Add New Customers in North America. We believe that the IT infrastructure management markets in North America remain significantly under-penetrated and represent a significant opportunity to continue our growth. We intend to penetrate these markets further by leveraging our customer base and end-user community and by using our strategic marketing programs to identify and obtain new customers.

•

Expand Our Business in International Markets. We believe a substantial opportunity exists for sales of our software in the Europe, Middle East and Africa region (“EMEA”) and the Asia-Pacific region, and we intend to increase our sales, marketing and support operations in these regions. Since 2006, we have established our European headquarters in Ireland, a sales center in Singapore and our Asia-Pacific headquarters in Australia. In addition, we plan to continue to scale and develop our existing group of international distributors and resellers.

•

Selectively Expand Our Product Portfolio. We plan to continue to develop new software products and modules that enhance and expand our current IT management offerings. We also intend to continue to expand our product offerings into adjacent areas of IT management software in which we can provide differentiated, easy-to-use enterprise-class software products that are marketed and sold directly to IT professionals.

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

Our Products

We offer a broad portfolio of products for IT infrastructure management. Our products fit into one of the following four categories:

Free Tools

Our free tools are desktop, laptop or server-based applications designed for use by individual IT professionals, and typically focused on a single network or infrastructure management task or technology. We use free tools primarily to drive awareness of our brand and our paid products within the broader IT management community and to expand and build loyalty among our customers and our end-user community.

Tools for Engineers

Our tools are desktop-based, laptop-based or server-based applications designed for individual IT professionals who need specific solutions for routine, but complicated tasks. Our tools for engineers include individual tools and toolsets, which combine many powerful tools together into a single package. We price our tools and toolsets so that an individual IT professional can purchase them with one level of or, in some cases, no management approval. We believe that broad awareness and usage of our tools create positive relationships and loyalty with IT professionals, who in turn influence the purchase of our other products.

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

Enterprise-Class IT Management Products

Our enterprise-class IT management products are used by IT professionals and teams in companies of all sizes to configure, monitor and report on network equipment, physical and virtual servers, applications and storage to determine the overall health and performance of the IT infrastructure and to automate the processes of change, compliance and inventory. These products provide advanced IT management functionality and are capable of scaling from simple to complex environments. Our enterprise-class network management products are represented by our Orion family of products, and most share integrated components, including databases, web servers and user administration. The Orion family of products is designed to operate seamlessly together, while still allowing network professionals to purchase and deploy only the products they need. Our enterprise-class storage management products are represented by our Profiler family of products. Our enterprise-class application performance management product is SolarWinds Application Performance Monitor. Our enterprise-class virtualization management capabilities are represented by our Hyper9 products.

Our current enterprise-class IT management products are:

•

Orion Network Performance Monitor. Our flagship product, Orion Network Performance Monitor, is a server-based fault and performance management platform designed to minimize network downtime. Orion Network Performance Monitor monitors and analyzes real-time, in-depth network performance metrics for routers, switches, servers and other Simple Network Management Protocol, or SNMP, enabled devices to provide both current and historical views into the availability and performance of a network and all devices attached to it. Orion Network Performance Monitor is modular and has the ability to scale with the growth of a network. It can also be expanded through the use of add-on modules and polling engines. End-users can configure Orion Network Performance Monitor to alert network professionals of network events, including thresholds, correlated events, sustained conditions and complex combinations of device states. Orion Network Performance Monitor drives follow-on sales of our other products and, together with its related modules, currently generates a substantial majority of our revenue.

•

Orion Modules. Our Orion modules are a series of add-ons to Orion Network Performance Monitor that extend its network management capabilities to network traffic analysis, application performance monitoring, WAN performance monitoring and IP address management. Orion modules are purchased separately and are fully integrated with Orion Network Performance Monitor’s web console and database. Our current Orion modules are:

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

•

Orion Network Configuration Manager. Orion Network Configuration Manager is a server-based product that automates the processes of network device discovery, network inventory management and network change management. Compliance with internal controls and regulatory standards is growing in importance to companies of all sizes, and network configuration and device configuration changes impact network availability, access and security controls that are critical to ensuring up-time and compliance. Orion Network Configuration Manager automates many device configuration management tasks, including bulk network configuration changes, real-time detection and alerts of network configuration problems and rolling back configuration changes on demand. These capabilities help avoid network downtime and are essential to meeting compliance objectives. Orion Network Configuration Manager provides an audit mechanism for tracking changes to network devices and helps organizations achieve continuous compliance with operational, security and regulatory policies.

•

Orion Scalability Engine. Scalability engines increase the scale of Orion Network Performance Monitor’s monitoring capabilities to a larger number of devices by distributing the polling load across additional servers.

•

Orion Enterprise Operations Console. Enterprise Operations Console is a server-based product that provides summarized web-based views of multiple Orion instances, enabling flexible deployment architectures for large or distributed environments.

•

Application Performance Monitor. Application Performance Monitor is a server-based availability and performance management system for applications and server infrastructure, both virtual and physical. Application Performance Monitor provides a view of critical IT services and allows system administrators to drill down and view application-specific server processes, performance counters, end-user transactions and external scripts. With Application Performance Monitor, end-users can configure customized alerts and reports for tracking and managing application and server performance. These capabilities allow system administrators to monitor, manage and optimize the performance of an increasingly complex and growing number of mission-critical business applications. Application Performance Monitor supports over 80 major applications, with extensibility to support additional applications on both the Windows and Linux operating systems.

•

Hyper9. Hyper9 provides virtualization administrators with a single solution to manage all the aspects of a virtual server infrastructure, including inventory, sprawl control, performance monitoring, capacity planning, and configuration tracking. Using a multi-dimensional, search-based approach Hyper9 combines multiple disparate data points into useable insights, which are presented in management dashboards and reports. Hyper9 integrates with other key enterprise applications such as Configuration Management databases, service desks, and enterprise portals.

•

Profiler Products. Our Profiler products include server-based products that combine reporting, monitoring and notification for storage resources, including direct-attached storage, network-attached storage, and storage area networks, from a wide range of storage hardware vendors. These products also provide mapping of storage resources to physical and virtual infrastructure to help optimize storage allocation.

Maintenance and Support

Our customers receive ordinarily one year of software maintenance and support as part of their initial purchase of our products and have the option to renew their maintenance agreements. These annual maintenance agreements provide customers the right to receive software updates, maintenance releases and patches, when and if they become available, and access to our internal support representatives.

Our typical customers are network professionals, systems administrators, storage administrators or virtual administrators who are sophisticated users of software and related technologies. We devote significant resources to designing software products that are easy to install, configure and use, and to developing extensive, easy-to-understand instruction manuals and online tutorials for our products. We also utilize our community website, thwack, as a forum for our end-users to share information, tips, tools and other valuable resources. Through this online community, users of our software are able to find answers for many technical problems, discover new uses for our software, and provide suggestions or feedback to our product development teams. As a result of these efforts, our customers are able to resolve most technical issues without having to contact our support representatives, which significantly reduces our total support expenses.

Research and Development

Our research and development organization is responsible for the design, development and testing of our software. Our current research and development efforts are focused on new releases of existing products, as well as new products and modules.

We work closely with our customers in developing our products and have designed a product development process that is responsive to customer feedback throughout the process. Our customers and end-user community provide extensive input regarding a wide variety of use cases that we incorporate into our product definitions and requirements. A subset of customers participates in our product testing, helping us to identify issues prior to product release. Our research and development organization regularly assists customer support personnel with customer inquiries, which provides another mechanism for customer feedback during the development process.

We utilize small development teams. Each of these teams is dedicated to specific products and work according to a structured and repeatable, iterative process. These teams apply a standard architecture to their individual products, and are managed centrally to ensure standardization, efficiency and interoperability. We use a hybrid onshore and offshore development model, wherein product requirements definition and technical design are performed in the United States, and our U.S. technical staff work closely with development teams in our international facilities and with two contract development vendors in Eastern Europe that write code and do testing and quality assurance. We opened our Czech Republic facility in April 2008 and have expanded this facility rapidly. We also acquired development personnel in Chennai, India in January 2010. In addition, we expanded our development organization in December 2010 to include personnel based in our Asia-Pacific headquarters, located in Brisbane, Australia. We believe that we have developed a differentiated process that allows us to release new software rapidly and cost effectively, a process that we continue to improve upon each year. Using our development model, we made 56 product releases in 2008, 73 product releases in 2009 and 53 product releases in 2010.

Our research and development expenses were $8.5 million, $11.2 million and $15.7 million in 2008, 2009 and 2010, respectively.

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

Our historical marketing approach, which continues to be important to us, was based on word of mouth and customer references. It allowed us to build a substantial customer base and community of network engineers and IT professionals who use our products and act as advocates for them. We continue to build our customer base and this community through marketing of relevant web-based content and online communications. Examples of our initiatives include thwack, a community website designed for network professionals that provides our end-users and the broader networking community with information, tools and valuable resources; Geek Speak, a blog in which we provide perspectives and information relevant to IT management, network engineering, systems management, security and other technical topics; and monthly newsletters designed to inform, and keep us connected to, our end-user base and other prospective customers.

Other marketing activities include attending networking and broader IT management related trade shows, communicating with industry analysts and hosting webinars on IT management issues to create awareness of our brand and software products.

Sales

We primarily sell our software directly to our customers. Our direct sales are made exclusively through a low-cost inside sales force that is devoted to turning highly qualified leads into purchasers of our software. The substantial majority of our leads come from potential customers who have downloaded our software and are using it during a trial period or from our existing customer base. As a result, our inside sales team typically is calling potential buyers who are already informed on the use and value of our products and do not require a lengthy sales cycle. We also utilize a reseller channel that supplements our inside sales force and helps us to initiate and fulfill sales orders from state, local and federal governments and those commercial customers that prefer to make purchases through a particular reseller.

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

We have experienced some seasonality in our new license sales and, consequently, our cash collections. We typically achieve the highest levels of new license sales for the year in the third and fourth quarters. We believe that, in general, historical seasonality results primarily from the budgeting cycles of our customers being typically higher in the third and fourth quarters. New license sales for our U.S. federal business tend to peak in the third quarter of each calendar year as September 30 is the fiscal year end for the U.S. federal government. As a result, cash collections have historically been the highest in the fourth quarter of each calendar year. New license sales for our commercial business tend to peak in the fourth quarter of each calendar year as many companies typically have a December 31 fiscal year end.

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

Customers

In 2010, 2009 and 2008, we had one distributor that represented 10.0%, 13.8% and 14.9%, respectively, of our revenue from sales to various end-users. In 2010 and 2009, we had one additional distributor that represented 12.4% and 14.4%, respectively, of our revenue from sales to various end-users. We do not believe, however, that our business is substantially dependent on either distributor or that the loss of either relationship, or both relationships, would have a material adverse effect on our business. See Note 2 of the notes to our consolidated financial statements for further information regarding concentrations of risks.

Intellectual Property

We rely on a combination of copyright, trademark, trade dress and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have one patent. We have also filed patent applications, but we cannot guarantee that patents will be issued with respect to our current patent applications in a manner that gives us the protection that we seek or at all. Our patent and any future patents issued to us may be challenged invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

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

Competition

We face competition from both traditional, larger software vendors offering enterprise-wide software frameworks and services and smaller companies offering point solutions for application, network or storage management. We also compete with network equipment vendors and systems management product providers whose products and services also address network and IT management requirements. Our principal competitors vary depending on the product we offer and include Hewlett Packard, IBM, CA Technologies, EMC Corporation, NetApp, Inc., BMC Software, Inc., Quest Software, Inc. and several smaller vendors.

Competition in our market is based on the level of difficulty in using, maintaining and installing solutions; total cost of ownership, including product price and implementation and support costs; professional services implementation; product performance, functionality, flexibility, scalability and interoperability; brand and reputation; distribution channels; vertical markets or industries; and financial resources of the vendor. We generally compete favorably with respect to these factors; however, many of our actual and potential competitors enjoy substantial competitive advantages over us, such as greater name recognition, more comprehensive and varied products and services and substantially greater financial, technical and other resources. We expect competition to continue to increase both from existing competitors and new market entrants.

Employees

As of December 31, 2010, we had 458 employees, of which 285 were employed in the United States and 173 were employed outside of the United States. We consider our current relationship with our employees to be good. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.

Additional Information

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

Our business requires certain expertise and intellectual capital, particularly within our management team. For us to compete successfully and grow, we must retain, recruit and develop key personnel who can provide the needed expertise for our industry and products. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional key personnel or may fail to replace current key personnel effectively who depart with qualified or effective successors. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We have made significant changes, and may make additional changes in the future, to our senior management team and other key personnel. We cannot provide assurances that key personnel, including our executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on the Company.

If we are not able to integrate future acquisitions successfully, our operating results and prospects could be harmed.

In order to expand our business, we have made several acquisitions, including Neon Software, Inc. and IPMonitor Corporation in 2007, Trilenium Investments Limited in 2008, Tek-Tools, Inc. in 2010 and Hyper9, Inc. in 2011. We expect to continue making acquisitions of these types and possibly larger acquisitions as part of our growth strategy. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Any mergers and acquisitions that we do in the future would involve, numerous risks, including, but not limited to, the following:

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

Our operating income could fluctuate and may decline as a percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business.

Since 2006, we have made significant investments in new financial and operating systems, hired substantial numbers of new personnel, invested in new facilities, acquired other companies or their assets and established our operations outside the United States in order to expand our business. We intend to make additional investments in systems and personnel and to continue to expand our operations to support anticipated future growth in our business. We also expect to make acquisitions, many or all of which may increase our operating costs more than our revenue. As a result of these investments, our operating income could fluctuate and may decline as a percentage of revenue.

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

We operate much of our research and development activities internationally and outsource a portion of the coding and testing of our products and product enhancements to contract development vendors. We believe that performing research and development in our international facilities and supplementing these activities with our contract development vendors enhances the efficiency and cost-effectiveness of our product development. If we experience problems with our workforce or facilities internationally, we may not be able to develop new products or enhance existing products in an alternate manner that may be equally or less efficient and cost-effective.

We depend significantly on our Orion family of products, which are our enterprise-class network and IT management products. Our Orion family of products represented a substantial majority of our revenue in 2010, 2009 and 2008. If we are unable to add products and develop enhancements to our Orion family that are satisfactory to our customers, or if our customers purchase or develop their own competing products and technologies causing a reduction in demand for our Orion family of products, our operating results will be harmed.

We depend on the U.S. federal government for a meaningful portion of our sales, including maintenance renewals, and orders from the U.S. federal government are unpredictable. The delay or loss of these sales may harm our operating results.

A meaningful portion of our sales, including maintenance renewals, are to a number of different departments of the U.S. federal government. Any factors that cause a decline in government expenditures generally or government IT expenditures in particular could cause our revenue to grow less rapidly or even to decline. Furthermore, sales orders from the U.S. federal government tend to be dependent on many factors and therefore unpredictable in timing. Any sales we expect to make in a fiscal quarter may not be made in that quarter or at all, and our operating results for that quarter may therefore be adversely affected.

Because our long-term success depends on our ability to increase sales of our products to customers located outside of the United States, our business will be susceptible to risks associated with international operations.

We have international operations in the Republic of Ireland, the Czech Republic, Australia, India, Singapore and New Zealand, all of which we established or acquired within the past five years. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include, but are not limited to:

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

We believe that developing and maintaining awareness and integrity of our brand in a cost-effective manner are important to achieving widespread acceptance of our existing and future products and are important elements in attracting new customers. We believe that the importance of brand recognition will increase as we enter new markets and as competition in our existing markets further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products at competitive prices. We intend to increase our expenditures on brand promotion. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building our brand. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our products and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully, maintain loyalty among our customers and our end-user community, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or retain our existing customers and our financial condition and results of operations could be harmed.

We operate in a highly competitive market, which could make it difficult for us to acquire and retain customers.

The market for enterprise IT management solutions is intensely competitive. Competition in our market is based primarily on the level of difficulty in using, maintaining and installing solutions; total cost of ownership, including product price and implementation and support costs; professional services implementation; product performance, functionality, flexibility, scalability and interoperability; brand and reputation; distribution channels; vertical markets or industries; and financial resources of the vendor. We often compete to sell our products against existing products or systems that our potential customers have already made significant expenditures to install. Many of our actual and potential competitors enjoy substantial competitive advantages over us, such as greater name recognition, more comprehensive and varied products and services, and substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. Given their larger size, greater resources and existing customer relationships, our competitors may be able to compete and respond more effectively than we can to new or changing opportunities, technologies, standards or customer requirements.

We face competition from both traditional, larger software vendors offering enterprise-wide software frameworks and services and smaller companies offering point solutions for IT infrastructure management. We also compete with network equipment vendors and systems management product providers whose products and services also address network and IT management requirements. Our principal competitors vary depending on the product we offer and include Hewlett Packard, IBM, CA Technologies, EMC Corporation, NetApp, Inc., BMC Software, Inc., Quest Software, Inc. and several smaller vendors.

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

We have substantially expanded our overall business, customer base, headcount and operations since 2006 both domestically and internationally. We have made substantial investments in our information systems, significantly expanded our operations outside the United States, made several acquisitions and significantly increased the number of our customers, including resellers and distributors. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer.

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

We have been and may be involved, from time-to-time, in disputes incidental to our business. We are currently the subject of allegations of patent infringement and certain violations of securities laws further described under the caption “Legal Proceedings” in Part I, Item 3 of this annual report on Form 10-K. We cannot predict when these lawsuits will be completed and are unable to accurately assess the financial outcome that could result from these matters at this time. These lawsuits may result in a diversion of management’s attention and resources, including the significant costs of document production and legal fees, and may contribute to current and future stock price volatility. No assurance can be made that these matters will not have material financial exposure, which together with the potential for similar suits and reputational harm, could have a material adverse effect upon our results of operations, profitability and cash flows.

In particular, the software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received, and from time to time may receive, letters claiming that our products infringe or may infringe the patents or other intellectual property rights of others. As we face increasing competition, the possibility of additional intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, we have licensed from other parties proprietary technology covered by patents, and these patents may be challenged, invalidated or circumvented. These types of claims could harm our relationships with our customers, might deter future customers from acquiring our products or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in that litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named as a party. Any of these results could harm our brand and operating results.

Any additional intellectual property rights claim against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle, and divert management resources and attention. As a result of any successful intellectual property rights claim against us or our customers, we might have to pay damages or stop using technology found to be in violation of a third party’s rights, which could prevent us from offering our products to our customers. We could also have to seek a license for the technology, which might not be available on reasonable terms, might significantly increase our cost of revenue or might require us to restrict our business activities in one or more respects. The technology also might not be available for license to us at all. As a result, we could also be required to develop alternative non-infringing technology, which could require significant effort and expense.

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

We rely primarily on a combination of copyright, trademark, trade dress, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We have one patent and              have also filed patent applications, but patents may not be issued with respect to these applications. Our patent and any future patents issued to us may be challenged, invalidated or circumvented, and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing this assessment. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.

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

As part of our product download process and during our sales process, most of our customers agree to receive emails and other communications from us. However, we may be subject to restrictions on our ability to communicate with these customers through email and phone calls. Several jurisdictions have proposed or adopted privacy-related laws that restrict or prohibit unsolicited email or “spam.” These laws may impose significant monetary penalties for violations and complex and often burdensome requirements in connection with sending commercial email. Depending on how they are interpreted, these laws may impose burdens on our email marketing practices. If any of those challenges are successful, our business may become subject to state laws and regulations that further restrict our email marketing practices. The scope of those regulations is unpredictable. Compliance with laws and regulations of different jurisdictions imposing different standards and requirements is very burdensome for businesses like ours.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Any changes to these existing tax laws could adversely affect our domestic and international business operations, and our business and financial performance. Additionally, these events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our product and maintenance prices to offset the costs of these changes, existing customers may elect not to renew their maintenance arrangements and potential customers may elect not to purchase our products. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.

Our results of operations benefit from the tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit is currently set to expire on December 31, 2011, and may not be renewed, or if renewed, it may be renewed on terms significantly less favorable than current tax incentives or on terms resulting in our disqualification from the benefits of the tax credit. The elimination or significant reduction in the tax credit would increase our effective tax rate and would adversely affect our results of operations.

Additional liabilities related to taxes or potential tax adjustments could adversely impact our business and financial performance.

We are subject to tax and related obligations in various federal, state, local and foreign jurisdictions in which we operate or do business. The taxing rules of the various jurisdictions in which we operate or do business are often complex and subject to differing interpretations. Tax authorities could challenge our tax positions we historically have taken, or intend to take in the future, or may audit the tax filings we have made and assess additional taxes. Tax authorities may also assess taxes in jurisdictions where we have not made tax filings. Any assessments incurred could be material, and may also involve the imposition of substantial penalties and interest. Significant judgment is required in evaluating our tax positions and in establishing appropriate reserves, and the resolutions of our tax positions are unpredictable. The payment of additional taxes, penalties or interest resulting from any assessments could adversely impact our business and financial performance.

We intend either to invest our non-U.S. earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner. If for some reason our need for U.S. cash changes, and we are unable to remit these foreign earnings to our U.S. entities in a tax-free manner, we could incur material U.S. federal tax liabilities which could adversely impact our business and financial performance.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or our failure to comply with regulations could harm our operating results.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy. Laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our products. In addition, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services and product offerings, which could harm our business and operating results.

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

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, political and market conditions, such as sovereign debt issues, interest rate changes and international currency fluctuations, may negatively affect the market price of our common stock.

We and other companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of additional litigation of this type in the future. Additional securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Your ownership percentage could be diluted and our stock price could decline due to the issuance of additional shares of stock in connection with acquisitions, our equity incentive plans or otherwise.

We have a number of shares of common stock authorized but unissued and not reserved for issuance under our equity incentive plans or otherwise. As of December 31, 2010, we had 71.7 million shares outstanding, 5.3 million shares subject to issuance upon the exercise of stock options and settlement of restricted stock units, and 7.2 million shares available for issuance under our 2008 equity incentive plan, or 2008 Plan. In addition, our 2008 Plan contains an evergreen provision, which annually increases the number of shares issuable under the plan, including an increase of 3.4 million shares on January 1, 2011. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to pursue strategic acquisitions and may pay for such acquisitions, in part or in full, through the issuance of additional equity. Any issuance of shares in connection with our acquisitions, the exercise of stock options, the settlement of restricted stock units or otherwise would dilute the percentage ownership held by our then existing stockholders and could cause our stock price to decline.

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

We have neither declared nor paid any cash dividends on our common stock. We did make an earnout payment of $20.0 million to entities affiliated with our original stockholders in November 2009 that was treated as a dividend payment pursuant to applicable accounting rules and completed a $25.0 million share repurchase program in August 2010. However, we currently anticipate that all of our future earnings will be used for the operation and growth of our business and do not expect to pay any dividends in the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our offices and do not own any real estate. Our largest leased facilities consist of approximately (i) 102,224 square feet for our corporate headquarters in Austin, Texas under a lease agreement that expires on June 1, 2016; (ii) 16,507 square feet for our international headquarters in Cork, Ireland under a lease agreement that expires on April 2, 2029; and (iii) 18,837 square feet for our research and development facility in Brno, Czech Republic that expires on August 15, 2020. We also lease space in Tulsa, Oklahoma; Dallas, Texas;

Herndon, Virginia; Salt Lake City, Utah; Brisbane, Australia; Napier, New Zealand; Chennai, India and Singapore for our operations, including local sales, support and development personnel. We believe our current facilities and planned expansion facilities will be adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we have been and may be involved in various legal proceedings arising in our ordinary course of business.

On September 13, 2010, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (“Uniloc”) brought a lawsuit against SolarWinds, Inc. and SolarWinds Worldwide, LLC (collectively, “SolarWinds”) and several other defendants in the United States District Court for the Eastern District of Texas. The complaint filed by Uniloc alleges that SolarWinds and each of the other fifteen named defendants’ software infringe U.S. patent 5,490,216 allegedly owned by Uniloc. Uniloc alleges that SolarWinds’ software, specifically its license key system, infringes upon this patent that utilizes a system for activating software products through a registration process. Uniloc has brought a series of lawsuits against numerous software companies around the world and the infringement and damages related to the patent at issue in the case is currently being challenged. Because this lawsuit is in its initial stages, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.

On October 15, 2010, a lawsuit was filed on behalf of Daniel Richardson against SolarWinds, Inc. and certain of its current and former officers in the United States District Court for the Northern District of Texas. The lawsuit was filed on behalf of Richardson and a purported class of all persons who purchased or acquired shares of common stock of SolarWinds, Inc. between February 8, 2010 and July 21, 2010 and alleges that SolarWinds, Inc. and certain of its officers and/or directors violated the securities laws by “issu[ing] materially false and misleading statements regarding [SolarWinds, Inc.’s] operations and its business and financial results and outlook” and therefore “misled investors by misrepresenting and failing to disclose material problems with … sales to the United States federal government .. . .[and] problems with [its] sales management team.” The plaintiff is seeking certification of the putative class, unspecified compensatory damages, interest and costs, as well as ancillary relief. Because this lawsuit is in its initial stage, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously. We believe that the claims asserted have no merit.

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

Market Information

Our common stock has been listed on the NYSE under the symbol “SWI” since May 20, 2009. Prior to that date, there was no public trading market for our common stock. Our initial public offering (“IPO”) was priced at $12.50 per share on May 19, 2009. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NYSE:

	Sales Price Per Share in 2010
Quarter	Low	High
Fourth Quarter	$16.20	$19.59
Third Quarter	$12.10	$18.18
Second Quarter	$15.98	$24.95
First Quarter	$18.25	$23.54

	Sales Price Per Share in 2009
Quarter	Low	High
Fourth Quarter	$16.89	$23.67
Third Quarter	$14.75	$24.25
Second Quarter (beginning May 20, 2009)	$12.70	$16.82

On February 22, 2011, the last reported sales price of our common stock on the NYSE was $21.70 per share and, as of December 31, 2010, there were 44 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.

Dividend Policy

We have neither declared nor paid any cash dividends on our common stock and we do not expect to pay dividends on our common stock for the foreseeable future. Pursuant to an agreement with entities affiliated with our original stockholders, we made a one-time earnout payment of $20.0 million in November 2009 that was treated as a dividend payment under applicable accounting provisions. We also completed a $25.0 million share repurchase program in August 2010. We anticipate that all of our earnings will be used for the operation and growth of our business. Any future determination to pay dividends on our common stock would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts, and other factors deemed relevant by our board of directors.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between May 20, 2009 (the date of our IPO) and December 31, 2010, with the cumulative total return of the (i) the Russell 2000 Index and (ii) the Nasdaq Computer Index (the “Industry Index”). This graph assumes the investment of $100 on May 20, 2009 in our common stock at our IPO offering price of $12.50 per share, the Russell 2000 Index and the Industry Index, and assumes the reinvestment of dividends, if any. We are currently included in the Russell 2000 Index. The Industry Index consists of NASDAQ-listed computer hardware and software companies that provide products or services. Note that historic stock price performance is not necessarily indicative of future stock price performance.

The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

We have derived the following consolidated statement of income data for 2010, 2009 and 2008 and consolidated balance sheet data as of December 31, 2010 and 2009 from our audited consolidated financial statements contained in this Annual Report on Form 10-K. We have derived the following consolidated statement of income data for 2007 and 2006 and consolidated balance sheet data as of December 31, 2008, 2007 and 2006 from our audited consolidated financial statements included in our other SEC filings and not included in this Annual Report. You should read the consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of our results to be expected in any future period.

Consolidated Statements of Income Data: (in thousands, except per share data)	Year Ended December 31,
	2010	2009	2008	2007	2006
Revenue:
License	$75,603	$62,378	$55,461	$39,525	$23,676
Maintenance and other	76,790	54,068	37,674	22,210	14,558

Total revenue	152,393	116,446	93,135	61,735	38,234
Cost of revenue	7,930	4,860	3,588	2,253	490

Gross profit	144,463	111,586	89,547	59,482	37,744
Operating expenses:
Sales and marketing	43,252	30,548	22,664	12,909	3,504
Research and development	15,731	11,199	8,452	5,899	2,341
General and administrative	23,476	26,038	16,464	9,763	6,477

Total operating expenses	82,459	67,785	47,580	28,571	12,322

Operating income	62,004	43,801	41,967	30,911	25,422
Other income (expense):
Interest income	177	267	528	528	447
Interest expense	(1,146)	(4,253)	(8,539)	(10,235)	(10,682)
Other income (expense)	115	90	(934)	(73)	—

Total other expense	(854)	(3,896)	(8,945)	(9,780)	(10,235)

Income before income taxes	61,150	39,905	33,022	21,131	15,187
Income tax expense	16,404	10,396	10,717	7,524	5,596

Net income	44,746	29,509	22,305	13,607	9,591
Amount allocated to participating preferred stockholders	—	—	(10,922)	(6,681)	(4,791)

Net income available to common stockholders	$44,746	$29,509	$11,383	$6,926	$4,800

Basic earnings per share available to common stockholders	$0.65	$0.58	$0.40	$0.25	$0.18

Diluted earnings per share available to common stockholders	$0.61	$0.52	$0.35	$0.24	$0.18

Shares used in computation of basic earnings per share available to common stockholders	68,664	51,042	28,137	27,969	27,014

Shares used in computation of diluted earnings per share available to common stockholders	72,862	56,824	32,652	56,030	54,055

	Year Ended December 31,
Consolidated Balance Sheet Data: (in thousands)	2010	2009	2008	2007	2006
Cash and cash equivalents	$142,003	$129,788	$40,566	$19,303	$9,342
Working capital	108,203	89,699	16,393	6,130	1,676
Deferred revenue	55,758	38,647	27,162	17,092	8,353
Total assets	247,477	181,470	86,907	49,262	21,072
Long-term obligations and convertible preferred stock	3,992	29,377	95,379	101,897	102,909
Total stockholders’ equity (deficit)	175,609	89,066	(48,555)	(78,534)	(96,298)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in the forward-looking statements. See the “Safe Harbor Cautionary Statement” above for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We design, develop, market, sell and support powerful yet easy-to-use enterprise IT infrastructure management software to IT professionals in organizations of all sizes. Our offerings range from individual software tools to more comprehensive software products that solve problems faced every day by IT professionals and help to enable efficient and effective management of their infrastructure, including networks, applications, storage and physical and virtual servers. All of our products are ready-to-use, featuring intuitive and easily customized user interfaces and built-in workflows. Our products can be downloaded directly from our websites and installed and configured by our end-users in a matter of hours. Our customers include small- and mid-size businesses, enterprises, and local, state and federal government entities that have purchased our products.

Since our founding we have provided tools for network engineers and software for managing enterprise networks, and we are a leading provider of network management software. In 2008, with the launch of Orion Application Performance Manager, we began to offer solutions for managing applications and servers. In January 2010, in response to changes in the technology environment and to meet the needs of our customers, we acquired certain assets of Tek-Tools, Inc., or Tek-Tools, expanding the range of elements of IT infrastructure that our products monitor and manage to include storage and virtualized servers. In January 2011, we entered into the application performance and virtualization management markets through the launch of SolarWinds Application Performance Monitor and the acquisition of Hyper9, Inc., or Hyper9, a privately-held virtualization management software provider based in Austin, Texas. We anticipate continuing to make selective acquisitions of companies with products that complement our business model.

As a core part of our strategy, we employ a highly efficient product development process, a scalable marketing model and a high-volume, transaction-oriented inside sales model that have allowed us to drive and support rapid growth in our business at high operating margins while offering our products at prices that are typically significantly lower than competing frameworks. Our trailing 12-month average transaction size for new license sales, excluding our Kiwi Syslog Server and Kiwi CatTools products, during 2008, 2009 and 2010 was less than $8,300. We manage our business with a culture and systems that are focused on metrics, helping us to achieve consistency in our execution.

To increase our international sales, we have expanded international operations by building a direct inside sales force and building a network of resellers in selected international markets. We established operations in Cork, Ireland in 2007 to serve as our Europe, Middle East and African, or EMEA, sales and support center as well as our international headquarters. We have since opened a sales and support operation in Singapore, established a research and development facility in the Czech Republic, acquired research and development personnel in New Zealand and India and, most recently, began operations in Brisbane, Australia to serve as our Asia-Pacific headquarters. We anticipate continuing our international expansion to further market, sell and develop our products.

In 2011, we will continue to focus on the significant growth opportunities in the IT infrastructure management market while expanding our customer base and brand awareness in the application, storage resource and virtualization management markets. We believe our market penetration is low in all geographic and end user markets in which we sell products. In the new markets we have entered, we will continue our strategy of delivering powerful, easy to use and affordable software along with leveraging the web as the primary method to reach potential customers.

Key Financial Highlights

Key financial highlights for 2010 include the following:

•	Total revenue was $152.4 million for 2010 compared to $116.4 million in 2009;

•	Operating income was $62.0 million for 2010 compared to $43.8 million in 2009;

•	Net income was $44.7 million for 2010 compared to $29.5 million in 2009; and

•	Net income was $0.61 per share on a fully diluted basis for 2010 compared to $0.52 per share on a fully diluted basis in 2009.

Key Business Metrics

We review a number of key business metrics to help us monitor the performance of our business model and to identify trends affecting our business. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

Average Transaction Size for New License Sales. We focus our sales, marketing and research and development efforts on IT professionals in organizations of all sizes, with the goal of driving purchases of our software by these IT professionals in very short sales cycles with minimal levels of approval. In addition, many of our customers make small initial purchases of our software to manage specific components of their networks and then make additional purchases over time to expand the use of the product that they purchased or to buy additional software products from us. We measure the average transaction size for new license sales on a frequent basis as an indicator of the success of these efforts and to ensure the effectiveness of our marketing and sales model. We define a transaction as each invoice issued for the sale of one or more of our products. We exclude our Kiwi Syslog Server and Kiwi CatTools products from our calculation of average transaction size for new license sales because these products sell at a much lower price point than our core products, defined as transactions that include Orion, an Orion module or our Profiler products. Despite representing a small portion of our revenue, including these Kiwi products would have a significant impact on the average transaction size for new license sales in those periods in which we sold the products. By excluding our Kiwi products, we believe that management can better evaluate our core business without the variations imposed by the Kiwi products. Since the average transaction size for new license sales will fluctuate on a quarterly basis as a result of a different mix of business and product sales, especially our U.S. federal government business, we also review the average transaction size for new license sales on a trailing 12-month basis to eliminate the quarterly variability in our transaction mix.

Non-GAAP Operating Income. Our management uses non-GAAP operating income to measure our performance. Because non-GAAP operating income excludes certain non-cash expenses such as amortization, stock-based compensation and certain expenses that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. We use non-GAAP operating income in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income is not determined in accordance with GAAP and is not a substitute for, or superior to, financial measures determined in accordance with GAAP. For further discussion regarding non-GAAP operating income and a reconciliation of non-GAAP operating income to operating income, see the discussion under the caption “Non-GAAP Financial Measures” included elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

Opportunities and Trends

Businesses, governments and other organizations are increasingly relying on data networks and IT infrastructures to execute their operations, facilitate their internal and external communications and transact business with their customers and partners. The size of these networks, the number of applications and servers, and the complexity of physical and virtual server environments are increasing as organizations place more reliance on them. We believe that the increasing challenges of IT infrastructure management and the limitations of existing offerings present a market opportunity for our products. In addition to the network management products that we have offered since 2001, we also offer products that we have developed or acquired that manage servers and applications and monitor and manage storage and virtualized servers. We believe that these products allow us to compete effectively in the adjacent markets of application management, storage resource management and virtual server management. We expect our revenue to continue to grow as we capitalize on these and other market opportunities.

We expect our trailing 12-month average transaction size for new license sales to increase in the 15 to 20% range over the next several quarters as we anticipate increasing our sales to enterprise customers who tend to enter into larger transactions and continue to pursue our strategy of offering stand-alone products as well as attaching more modules to the sales of our flagship product, Orion Network Performance Monitor. In addition, sales of the storage and virtualization products we acquired from Tek-Tools and Hyper9 may also contribute to this growth as the average transaction size for new license sales on these products is currently higher than our Orion family of products.

Recent statistics indicate that the United States and certain international economies are showing some signs of stabilization. A larger number of current and potential customers seem to be more confident in making purchases of IT software and we expect that confidence to continue into the future and we hope to capitalize on this opportunity. However, we believe there remains significant uncertainty regarding the extent and timing of an economic recovery in certain geographic regions. In these regions, we believe that difficult economic conditions offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of many competing products.

We expect the U.S. federal government to continue to be a significant market opportunity as we believe the ease of deployment, power and scalability of our products give us an enhanced opportunity to sell to various agencies and departments of the U.S. federal government. We continue to expect inconsistency in the buying pattern of the U.S. federal government for larger transactions with our products. In addition, our sales to the U.S. federal government are largely dependent on systems integrators, distributors and resellers whose purchases from us have been difficult to predict. We may, therefore, be unable to predict accurately when and if the purchase orders from the U.S. federal government will be received.

Key Components of Our Results of Operations

Sources of Revenue

Our revenue is primarily comprised of license and maintenance revenue. We license our software under perpetual licenses, which ordinarily includes one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new licenses and upgrades to our software. We have experienced annual and quarterly growth in license revenue. Customers can renew, and generally have renewed, their maintenance agreements for annual periods at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. Maintenance revenue is an important source of our future revenue. We have experienced strong and consistent annual and quarterly growth in maintenance and other revenue. Because our maintenance base grew during 2008, 2009 and 2010 due to new license sales and high customer retention, we expect maintenance revenue to continue to increase in future periods.

Cost of Revenue

Cost of revenue primarily consists of personnel costs related to providing technical support services and amortization of acquired developed product technologies. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for technical support personnel, as well as an allocation of our facilities, information technology and other overhead costs and our employee benefit costs. We allocate stock-based compensation expense and related employer-paid payroll taxes to personnel costs based on the expense category in which the option holder works. We allocate overhead, such as rent, computer and other technology costs, and employee benefit costs to personnel costs in each expense category based on worldwide headcount in that category. We expect our cost of revenue to increase in absolute dollars but to remain relatively stable as a percentage of revenue in future periods.

Operating Expenses

We classify our operating expenses into three categories: sales and marketing, research and development and general and administrative.

Our operating expenses primarily consist of personnel costs, contract research and development costs, marketing program costs and legal, accounting, consulting and other professional service fees. Personnel costs for each category of operating expenses include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for personnel in that category, as well as an allocation of our facilities, information technology and other overhead costs and our employee benefit costs. We allocate stock-based compensation expense resulting from the amortization of the fair value of options granted based on how we categorize the department in which the optionholder works. We allocate overhead, such as rent, computer and other technology costs and employee benefit costs, to each expense category based on worldwide headcount in that category.

Our operating expenses increased as a percentage of revenue and in absolute dollars in each of 2008 and 2009 as we have continued to build infrastructure and add employees through acquisitions and internal growth across all departments in order to accelerate and support our growth and to expand into international markets. The number of employees increased from 259 in 2008 to 353 in 2009 and 458 in 2010. In 2010, our operating expenses increased in absolute dollars and decreased as a percentage of revenue as we continue to make investments in our business by expanding our direct inside sales force domestically and internationally, increasing our marketing operations and programs and adding research and development personnel worldwide. We expect our operating expenses in future periods to continue to increase in absolute dollars and to be higher as a percentage of revenue if we acquire additional companies and as we integrate the businesses.

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives, commissions earned by our sales personnel, the cost of marketing programs such as paid search, search engine optimization and management, trade shows, webinars and the cost of business development programs. We expect to continue to hire sales personnel in the United States and in our international sales offices.

Research and Development. Research and development expenses primarily consist of personnel costs for our product development employees and executives and fees to our contract development vendors in Eastern

Europe. We have devoted our development efforts primarily to expanding our product line, increasing the functionality and enhancing the ease-of-use of our software products. In 2008, we opened a development center in the Czech Republic to take advantage of low labor rates and strong technical talent. We also acquired research and development personnel in New Zealand and India as part of our acquisitions. Since establishing our research and development center in the Czech Republic and as a result of our acquisitions, we have significantly increased our research and development employee headcount and relied less on our Eastern European contract development vendors for research and development personnel. We expect to continue to invest in our research and development activities by hiring engineers in the U.S. and in our international locations.

General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel, as well as legal, accounting and other professional service fees and other corporate expenses. Our general and administrative expenses were higher in 2009 than 2010 as we incurred lawsuit settlement costs and related legal fees and additional costs related to a public offering completed in the fourth quarter of 2009. We expect to incur additional costs in future periods as our business continues to grow both organically and through acquisitions. In addition, we intend to continue to grant equity awards which would result in additional stock-based compensation expense.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, foreign exchange gains (losses), government grant income and acquisition related contingent consideration fair value adjustments. Interest income represents interest received on our cash and cash equivalents. Interest expense was associated with our outstanding long-term debt, the outstanding principal of which was $44.1 million on December 31, 2009 and was paid in full on May 28, 2010. The amortization and write-off of debt issuance costs of $0.4 million, $0.7 million and $0.4 million were included in interest expense for the years ended December 31, 2010, 2009 and 2008, respectively. Foreign exchange gains (losses) relate to expenses and billing transactions denominated in currencies other than the functional currency of the associated company. Government grant income is related to grants received by our Irish and Czech Republic entities for the creation of job positions and related training costs. Acquisition related contingent consideration fair value adjustments are related to the change in fair value due to the passage of time.

Income Tax Expense

Income tax expense primarily consists of corporate income taxes related to profits resulting from the sale of our software offerings by our United States and Irish entities. We expect our income tax expense to increase in absolute dollars as our profits continue to increase; however, we expect our effective tax rate to decline slowly, due to the lower corporate tax rate in Ireland, as our international earnings increase as a percentage of total earnings.

We benefit from the tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit is currently set to expire on December 31, 2011, and if not renewed under similar terms as in prior years, the result could have a material impact on our financial results.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that these accounting policies requiring significant management judgment are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. These critical accounting policies are:

•	Valuation of goodwill, intangibles, long-lived assets and contingent consideration;

•	Revenue recognition;

•	Stock-based compensation; and

•	Income taxes.

Valuation of Goodwill, Intangibles, Long-lived Assets and Contingent Consideration

When we acquire businesses, we allocate the purchase price to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. We must also estimate the fair value of contingent consideration. The allocation of the purchase price and valuation of contingent consideration requires management to make significant estimates in determining fair values, especially with respect to intangible assets and contingent consideration. These estimates are based on historical experience, information obtained from the management of the acquired companies and relevant market and industry data. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate discount rate, the useful lives of intangible assets and probabilities of achievement of financial targets under contingent consideration arrangements. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such estimates.

Goodwill and Other Intangible Assets with Indefinite Lives. We test goodwill and other intangible assets with indefinite lives for impairment on an annual basis in the fourth quarter of each year in accordance with the authoritative guidance for goodwill and other intangible assets. Additionally, we test goodwill and other intangible assets with indefinite lives in the interim if events and circumstances indicate that goodwill and other intangible assets with indefinite lives may be impaired. The events and circumstances that we consider include the business climate, legal factors, operating performance indicators and competition. We evaluate impairment of goodwill and other intangible assets with indefinite lives using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying amount of the goodwill and other intangible assets with indefinite lives of that reporting unit. If the carrying amount of the goodwill and other intangible assets with indefinite lives of a reporting unit exceeds the fair value of that goodwill and other intangible assets with indefinite lives, we would recognize an impairment loss in an amount equal to the excess of carrying value over fair value. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results.

Long-Lived Assets and Finite-Lived Intangibles. We evaluate long-lived assets and finite-lived intangibles held and used for impairment whenever events or changes in circumstances indicate that their net book values may not be recoverable. We continually evaluate whether events and circumstances have occurred that indicate the balance of our property and equipment and finite-lived intangible assets may not be recoverable. This evaluation is significantly impacted by estimates and assumptions of future revenue, expenses and other factors, which are affected by changes in the business climate, legal matters and competition. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment or our finite-lived intangible assets, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. When these factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. We base the impairment, if any, on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows of those assets, and record it in the period in which we make the determination.

Contingent Consideration. Our acquisitions may include contingent consideration payments based on future sales or product milestones of an acquired company. We make estimates regarding the fair value of contingent consideration liabilities at the acquisition date and at each reporting date until the contingency is resolved. We estimate the fair value of these liabilities based on financial projection of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in other income (expense) in our consolidated statement of income and could cause a material impact to our operating results.

Revenue Recognition

We derive substantially all of our revenue from the licensing of our software products and from the sale of maintenance agreements. We typically include one year of maintenance as part of the initial purchase price of each software offering and then sell annual renewals of this maintenance agreement. In accordance with current guidance, we recognize revenue for software, maintenance and other services when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable.

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

Our return policy generally does not allow our customers to return software offerings.

Because our software is generally sold with maintenance, we calculate the amount of revenue allocated to the software license by determining the fair value of the maintenance and subtracting it from the total invoice or contract amount. We establish vendor-specific objective evidence, or VSOE, of the fair value of maintenance services by the standard published list pricing for our maintenance renewals since we generally charge list prices for our maintenance renewals.

Maintenance and Other Revenue. We derive maintenance revenue from fees for software maintenance services. We recognize maintenance revenue ratably on a daily basis over the contract period. Customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements to new versions of their software products on a when-and-if-available basis. Other revenue consists of training, consulting and product development services, which is recognized upon delivery of the training or consulting services to the end customer or when the development work is performed. Other revenue is not currently significant nor do we expect it to be significant in future periods.

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

Stock-based compensation reduced income before income taxes by $10.9 million, $7.9 million and $5.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The income tax benefit related to stock-based compensation was $2.7 million, $1.9 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. In June 2010, our former Executive Chairman retired and entered into a Severance Agreement and Release which provided for, among other things, an acceleration of the vesting of certain options, resulting in an additional one-time stock-based compensation expense of $1.4 million. The income tax benefit related to this additional one-time stock-based compensation expense was $0.5 million.

An excess tax benefit arises when the tax deduction related to a stock option award is greater than the award’s original grant date fair value pursuant to the authoritative guidance. For financial reporting purposes, this excess tax benefit is not recorded as a tax benefit in our consolidated statements of income and is instead treated as additional paid-in capital in our consolidated balance sheets.

Tax benefits and excess tax benefits from the exercise of stock option awards were as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Tax benefit from the exercise of stock option awards	$32,060	$11,298	$94
Excess tax benefit from the exercise of stock option awards	26,748	8,734	83

These excess tax benefits are a reduction to our cash payments related to income taxes and must be reported as cash flows from financing activities in our consolidated statements of cash flows.

Income Taxes

We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of our assets and liabilities.

The guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. At December 31, 2010 and 2009, we had $1.4 million and $0.4 million of unrecognized tax benefits, respectively, all of which, if recognized, would affect our effective tax rate.

We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2010 and 2009, there was an insignificant amount accrued for interest and penalties related to unrecognized tax benefits.

In calculating our effective tax rate, we make judgments regarding certain tax positions, including the timing and amount of deductions and allocations of income among various tax jurisdictions.

This guidance requires us to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities.

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

Comparison of the Years Ended December 31, 2010 and 2009

	Year Ended December 31,
	2010	% of Revenue	2009	% of Revenue	Change
Revenue:
License	$75,603	49.6%	$62,378	53.6%	$13,225
Maintenance and other	76,790	50.4	54,068	46.4	22,722

Total revenue	152,393	100.0	116,446	100.0	35,947
Cost of revenue	7,930	5.2	4,860	4.2	3,070

Gross profit	144,463	94.8	111,586	95.8	32,877

Operating expenses:
Sales and marketing	43,252	28.4	30,548	26.2	12,704
Research and development	15,731	10.3	11,199	9.6	4,532
General and administrative	23,476	15.4	26,038	22.4	(2,562)

Total operating expenses	82,459	54.1	67,785	58.2	14,674

Operating income	62,004	40.7	43,801	37.6	18,203

Other income (expense):
Interest income	177	0.1	267	0.2	(90)
Interest expense	(1,146)	(0.8)	(4,253)	(3.7)	3,107
Other income	115	0.1	90	0.1	25

Total other expense	(854)	(0.6)	(3,896)	(3.3)	3,042

Income before income taxes	61,150	40.1	39,905	34.3	21,245
Income tax expense	16,404	10.8	10,396	8.9	6,008

Net income	$44,746	29.4%	$29,509	25.3%	$15,237

Revenue

Revenue was $152.4 million in the year ended December 31, 2010, compared to $116.4 million in the year ended December 31, 2009, an increase of $35.9 million, or 30.9%. This increase was comprised of a $22.7 million increase in maintenance and other revenue, which resulted from a continued growing maintenance base due to new sales, new customers through acquisitions and high customer retention, and a $13.2 million increase in license revenue due to an increase in sales transaction volumes of our core enterprise-class network and IT management products and a 20.3% increase in our trailing 12-month average transaction size for new license sales. Through the year ended December 31, 2010, the trailing 12-month average transaction size for new license sales was approximately $8,300 as compared to approximately $6,900 for the 12-month period through the year ended December 31, 2009. We believe that the increase in new license sales and our average transaction size for new license sales resulted from better awareness of our products, an increase in the number of products that we sell primarily as a result of our product development and our acquisitions.

New license sales in our commercial business increased 32.3% globally while new license sales in our U.S. federal government business decreased 21.1% in 2010 compared to 2009. The decline in U.S. federal sales was primarily driven by a reduction in the value of orders received from agencies and groups associated with the Department of Defense. Our revenue from our foreign subsidiaries was 22.1% and 20.4% of total revenue for the years ended December 31, 2010 and 2009, respectively. The decrease in the Euro to USD exchange rates from 2009 to 2010 negatively impacted our revenue results in 2010. If we apply weighted average exchange rates from 2009 to our 2010 revenue, the net negative impact is $2.0 million, comprised of an impact on license and maintenance revenue of $1.1 million and $0.9 million, respectively.

Cost of Revenue

Cost of revenue was $7.9 million in 2010 compared to $4.9 million in 2009, an increase of $3.1 million, or 63.2%. Cost of maintenance revenue increased $1.6 million which was primarily related to increased headcount in our United States, EMEA and Asian-Pacific support organizations to support the new customers we added during 2009 and 2010. Cost of license revenue also increased by $1.4 million in 2010 compared to 2009 primarily due to the amortization of acquired product technologies associated with the Tek-Tools acquisition in January 2010.

Operating Expenses

Sales and Marketing. Sales and marketing expenses were $43.3 million in 2010 compared to $30.5 million in 2009, an increase of $12.7 million, or 41.6%. Sales and marketing expenses increased in 2010 due to the expansion of our direct inside sales force in the United States, EMEA and Asian-Pacific region, an increase in marketing operations and program costs in the United States and EMEA and an increase in business development costs as we began to expand our partner relationships. As a result of these efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased by $8.5 million. Marketing program costs to drive higher levels of web traffic such as paid search, search engine optimization, search engine management, web operating costs and trade shows increased by $3.1 million. Other costs such as professional fees, subscription costs, consulting services and travel expenses increased by $1.1 million.

Research and Development. Research and development expenses were $15.7 million in 2010 compared to $11.2 million in 2009, an increase of $4.5 million, or 40.5%. In order to support our product development strategy, we continued to increase the size of our Czech Republic research center from 2009 to 2010 and also added research and development personnel in Dallas, Texas and Chennai, India in 2010 as a result of the acquisition of Tek-Tools. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $4.5 million in 2010 compared to 2009.

General and Administrative. General and administrative expenses were $23.5 million in 2010 compared to $26.0 million in 2009, a decrease of $2.6 million, or 9.8%. This decrease was due primarily to a decrease of

$8.8 million in legal fees and settlement expenses associated with a claim by a former employee that was settled in December 2009 and a $0.6 million reduction in costs associated with a public offering completed in the fourth quarter of 2009, partially offset by an increase of $4.3 million in personnel costs, which include stock-based compensation expense, $1.2 million in amortization related to certain intangible assets from Tek-Tools and $0.4 million in acquisition costs related to the Tek-Tools acquisition. The decrease was also offset by an increase in other costs such as consulting, director fees, severance costs related to the retirement of our former Executive Chairman, employee meetings and other miscellaneous administrative and employee expenses. The increase in stock-based compensation expense of $1.9 million included a one-time expense of $1.4 million from the acceleration of the vesting of certain options related to the retirement of our former Executive Chairman on June 30, 2010.

Other Income (Expense)

Interest expense in 2010 decreased by $3.1 million from 2009 due to principal payments made in 2009 and 2010. The outstanding principal balance under our indebtedness, which was comprised of a first lien note and a second lien note, was as follows at:

	December 31,
(in thousands)	2009	2010
Outstanding debt balance	$44,097	$—

Our outstanding principal balance on the notes was $44.1 million as of December 31, 2009. In March 2010, we prepaid $19.1 million of principal to repay all of the outstanding principal balance on the first lien note. In May 2010, we fully repaid the remaining $25.0 million of principal outstanding on the second lien note.

Income Tax Expense

Our income tax expense increased by $6.0 million in 2010 compared to 2009. This increase resulted from an increase in our income before income taxes of $21.2 million during the same period. Our effective tax rate increased from 26.1% in 2009 to 26.8% in 2010 primarily as a result of a reduction in permanent U.S. income tax benefits related to the U.S. domestic production activities deduction, and the percentage of our earnings that were generated by our international operations, which are generally taxed at lower corporate tax rates than in the United States, decreased slightly from 2009 to 2010.

Comparison of the Years Ended December 31, 2009 and 2008

	Year Ended December 31,
	2009	% of Revenue	2008	% of Revenue	Change
Revenue:
License	$62,378	53.6%	$55,461	59.5%	$6,917
Maintenance and other	54,068	46.4	37,674	40.5	16,394

Total revenue	116,446	100.0	93,135	100.0	23,311
Cost of revenue	4,860	4.2	3,588	3.9	1,272

Gross profit	111,586	95.8	89,547	96.1	22,039

Operating expenses:
Sales and marketing	30,548	26.2	22,664	24.3	7,884
Research and development	11,199	9.6	8,452	9.1	2,747
General and administrative	26,038	22.4	16,464	17.7	9,574

Total operating expenses	67,785	58.2	47,580	51.1	20,205

Operating income	43,801	37.6	41,967	45.1	1,834

Other income (expense):
Interest income	267	0.2	528	0.6	(261)
Interest expense	(4,253)	(3.7)	(8,539)	(9.2)	4,286
Other income (expense)	90	0.1	(934)	(1.0)	1,024

Total other expense	(3,896)	(3.3)	(8,945)	(9.6)	5,049

Income before income taxes	39,905	34.3	33,022	35.5	6,883
Income tax expense	10,396	8.9	10,717	11.5	(321)

Net income	$29,509	25.3%	$22,305	23.9%	$7,204

Revenue

Revenue was $116.4 million in the year ended December 31, 2009 compared to $93.1 million in the year ended December 31, 2008, an increase of $23.3 million, or 25.0%. This increase was comprised of a $16.4 million increase in maintenance and other revenue, which resulted from a growing maintenance base due to new license sales and continued high customer retention, and a $6.9 million increase in license revenue. Our license revenue increased as a result of an increase in sales to commercial customers in both our North American and international markets and an increase in sales to the U.S. federal government. Through the year ended December 31, 2009, the trailing 12-month average transaction size for new license sales was approximately $6,900 as compared to approximately $5,900 for the 12-month period through the year ended December 31, 2008.

Cost of Revenue

Cost of revenue was $4.9 million in 2009 compared to $3.6 million in 2008, an increase of $1.3 million, or 35.5%. This increase was primarily due to a $1.2 million increase in cost of maintenance revenue related to increased headcount of our United States and EMEA support organizations, and our addition of support personnel in Asia, to support the new customers we added during 2008 and 2009. Cost of license revenue also increased by $0.2 million in 2009 compared to 2008 due to the amortization of acquired product technologies associated with our acquisition of Trilenium Investments Limited, or Trilenium, in the fourth quarter of 2008. These increases were offset by a $0.2 million decrease in training, employment fees and travel expenses.

Operating Expenses

Sales and Marketing. Sales and marketing expenses were $30.5 million in 2009 compared to $22.7 million in 2008, an increase of $7.9 million, or 34.8%. Sales and marketing expenses increased in 2009 due to the expansion of our direct inside sales force in the United States, EMEA and Asian-Pacific regions from 2008 to 2009, an increase in marketing personnel and expenses in the United States and EMEA and an increase in business development costs. As a result of these efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased by $6.6 million along with an increase of $0.3 million in marketing programs such as additional advertising campaigns and business development activities. Other costs such as credit card processing fees, contract services, software subscription costs, employee meetings and other miscellaneous employee expenses increased $0.9 million.

Research and Development. Research and development expenses were $11.2 million in 2009 compared to $8.5 million in 2008, an increase of $2.7 million, or 32.5%. In order to support our product development strategy, we increased the size of our research and development organization in 2009, including a significant increase to our personnel in our Czech Republic development center. Our personnel costs, which include stock-based compensation expense, increased by $3.1 million, which was offset by a decrease in fees we paid to our offshore contract research and development vendors of $0.5 million from 2008 to 2009.

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

Other Income (Expense)

Interest expense in 2009 decreased by $4.3 million from 2008 due to a lower amount of outstanding indebtedness because of our principal prepayments in 2009, a lower effective interest rate on our outstanding debt and a $0.3 million fee, paid to our lenders in March 2008 as consideration for an amendment to our credit agreements, that was treated as an additional interest expense. In March 2009, we prepaid $7.2 million of principal pursuant to our first lien credit agreement. These decreases were offset by a $0.4 million write-off of debt issuance costs included in interest expense for 2009 associated with the mandatory repayment of $49.8 million of principal with the net proceeds of our IPO in May 2009, reducing our principal balance on our outstanding debt to $44.1 million as of December 31, 2009. Pursuant to the terms of our former credit agreements, our interest rate was reset periodically. Our effective interest rate in 2008 was 8.5%. Our effective interest rate in 2009, excluding the $0.4 million write-off of debt issuance costs, was 5.7%.

The outstanding principal balance under our indebtedness was as follows at:

	December 31,
(in thousands)	2008	2009
Outstanding debt balance	$101,083	$44,097

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

Non-GAAP Financial Measures

We believe non-GAAP financial measures are useful to investors in evaluating our operating performance for the following reasons:

•

non-GAAP financial measures are widely used by investors to measure a company’s operating performance without regard to items, such as interest expense, income tax expense, depreciation and amortization and stock-based compensation and related employer-paid payroll taxes, that can vary substantially from company to company depending upon their financing and accounting methods, the book value of their assets, their capital structures and the method by which their assets were acquired and certain expenses and expenditures, such as lawsuit settlement costs and related legal fees, that may not be indicative of a company’s core business operations;

•	securities analysts use non-GAAP financial measures as a supplemental measure to evaluate the overall operating performance of companies; and

•

by comparing our non-GAAP financial measures in different historical periods, our investors can evaluate our operating results without the additional variations of stock-based compensation expense, which is a non-cash expense that is not a key measure of our operations.

Our management uses non-GAAP financial measures:

•	as a measure of operating performance, because it does not include the impact of items not directly resulting from our core operations;

•	for planning purposes, including the preparation of our annual operating budget;

•	to allocate resources to enhance the financial performance of our business;

•	to determine employee incentive compensation;

•	to evaluate the effectiveness of our business strategies; and

•	in communications with our board of directors concerning our financial performance.

We understand that, although non-GAAP financial measures are frequently used by investors and securities analysts in their evaluation of companies, non-GAAP financial measures have limitations as an analytical tool. Non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. Certain items that are excluded from non-GAAP financial measures, such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes and acquisition-related costs, can have a material impact on net earnings. As a result, you should not consider non-GAAP financial measures in isolation or as a substitute for analysis of our results of operations as reported under GAAP.

We have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Non-GAAP Operating Income

We define Non-GAAP operating income as GAAP operating income plus stock-based compensation expense and related employer-paid payroll taxes, amortization of intangible assets, lawsuit settlement costs and related legal fees, public offering costs, certain acquisition related costs and severance costs related to the retirement of our former Executive Chairman. The table below provides a reconciliation of non-GAAP operating income to GAAP operating income.

	Year Ended December 31,
(in thousands)	2010	2009	2008
GAAP operating income	$62,004	$43,801	$41,967
Stock-based compensation expense and related employer-paid payroll taxes	12,047	8,209	5,926
Amortization of intangible assets	3,170	689	330
Lawsuit settlement costs and related legal fees (reimbursements)	(217)	8,551	593
Public offering costs	170	720	—
Acquisition related costs	501	60	—
Severance costs related to retirement of former Executive Chairman	208	—	—

Non-GAAP operating income	$77,883	$62,030	$48,816

Non-GAAP Net Income

We define non-GAAP net income as GAAP net income excluding those items excluded above in the calculation of non-GAAP operating income, the write-off of debt issuance costs, fair value adjustments related to contingent consideration included in acquisition related costs and the tax benefits associated with the excluded items.

	Year Ended December 31,
(in thousands)	2010	2009	2008
GAAP net income	$44,746	$29,509	$22,305
Stock-based compensation expense and related employer-paid payroll taxes	12,047	8,209	5,926
Amortization of intangible assets	3,170	689	330
Lawsuit settlement costs and related legal fees (reimbursements)	(217)	8,551	593
Public offering costs	170	720	—
Acquisition related costs	758	60	—
Severance costs related to retirement of former Executive Chairman	208	—	—
Debt issuance costs write-off	334	428	—
Tax benefits associated with above adjustments	(4,494)	(5,434)	(1,344)

Non-GAAP net income	$56,722	$42,732	$27,810

Non-GAAP Earnings Per Share

Non-GAAP diluted earnings per share is equal to non-GAAP net income divided by non-GAAP weighted average shares outstanding, which adjusts GAAP weighted average shares outstanding for the years ended December 31, 2009 and 2008 to assume the conversion of our preferred stock in May 2009 occurred as of the beginning of the indicated period.

	Year Ended December 31,
(in thousands)	2010	2009	2008
Numerator:
Non-GAAP net income	$56,722	$42,732	$27,810

Denominator:
Reconciliation between GAAP and non-GAAP weighted average shares used in computing diluted earnings per share:
Weighted average number of shares used in computing diluted earnings per share	72,862	56,824	32,652
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock (a)	—	10,356	27,000

Non-GAAP weighted average shares used in computing non-GAAP diluted earnings per share (b)	72,862	67,180	59,652

Diluted earnings per share	$0.61	$0.52	$0.35

Non-GAAP diluted earnings per share	$0.78	$0.64	$0.47

(a)	Represents common shares from the conversion of convertible preferred shares as if the shares were converted as of the beginning of the indicated period.
(b)	If the company assumed the common shares issued in its initial public offering in May 2009 were issued as of the beginning of the comparable period, or January 1, 2008, then the weighted average shares used in computing non-GAAP diluted earnings per share and the non-GAAP diluted earnings per share would have been 70,924 shares and $0.60 per share, respectively, and 69,376 shares and $0.40 per share, respectively, for the years ended December 31, 2009 and 2008, respectively.

Free Cash Flow

We define free cash flow as cash flows from operating activities plus excess tax benefit from stock-based compensation less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides important information to management, investors and security analysts regarding the cash generated by the business after the purchase of property and equipment that can then be used for, among other things, strategic acquisitions and investments, share repurchases and ongoing operations. Free cash flow does not represent the total increase or decrease in the cash balance for the period. The table below presents a reconciliation of free cash flow to GAAP cash flows from operating activities.

	Year Ended December 31,
(in thousands)	2010	2009	2008
GAAP cash flows from operating activities	$66,043	$49,225	$35,217
Excess tax benefit from stock-based compensation	26,748	8,734	83
Purchases of property and equipment	(2,740)	(2,729)	(3,395)

Free cash flow	$90,051	$55,230	$31,905

The increase in free cash flow from 2008 to 2009 and 2009 to 2010 is primarily due to the increase in operating income that converted to cash flow, tax benefits associated with the unusually large number of option exercises due to the IPO in 2009 and executive exercises in 2010.

Acquisitions

In December 2008, we acquired substantially all of the assets and liabilities of Trilenium for $7.2 million in cash. In January 2010, we acquired certain assets from Tek-Tools for an aggregate purchase price of $42.0 million, consisting of cash and shares of our common stock. We have included the operating results of these acquisitions in our consolidated results from the effective date of each acquisition.

We accounted for each of those acquisitions using the purchase method of accounting. In each case, we allocated the purchase price to the assets acquired, including intangible assets, and liabilities assumed, based on estimated fair values at the date of the acquisition. We derived the value of intangible assets of $2.1 million for the Trilenium acquisition and $18.1 million for the Tek-Tools acquisition from the present value of estimated future benefits from the various intangible assets acquired. At the time of the acquisitions, we recorded goodwill of $5.0 million for the Trilenium acquisition and $25.2 million for the Tek-Tools acquisition, representing in each case the excess of the purchase price over the aggregate fair values of the net identifiable assets acquired. In 2009, the Trilenium acquisition goodwill decreased by $0.3 million based on the final valuation offset by additional direct acquisition costs. In 2010, the goodwill associated with the Tek-Tools acquisition decreased by $0.2 million due to exchange rate fluctuations upon consolidation of goodwill recorded in our foreign subsidiaries.

In January 2011, we acquired Hyper9 for approximately $23.0 million in cash. See Note 16 of the notes to our consolidated financial statements for further information regarding this acquisition.

Liquidity and Capital Resources

The following table presents our key measures of liquidity for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Cash and cash equivalents (end of period)	$142,003	$129,788	$40,566
Accounts receivable, net	20,255	15,786	13,722
Working capital	108,203	89,699	16,393
Net cash provided by operating activities	66,043	49,225	35,217
Net cash used in investing activities	(31,574)	(3,176)	(11,025)
Net cash (used in) provided by financing activities	(21,313)	43,120	(1,473)

Cash and cash equivalents

At December 31, 2010, we had $142.0 million in cash and cash equivalents and $108.2 million of working capital. Our available cash and cash equivalents are held in bank deposits and money market funds. Our money market mutual funds invest in high-quality, short-term securities, many of which are issued or guaranteed by the U.S. government or by U.S. government agencies. We also hold a portion of our cash and cash equivalents in bank deposits located in Ireland that are fully guaranteed by the Irish government. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances held in the United States may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits or may not be insured by the FDIC. While we monitor the balances in our accounts and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We strive to maintain our cash deposits and invest our money market funds with multiple financial institutions of reputable credit and therefore bear minimal credit risk. To date, we have experienced no loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets.

Accounts receivable, net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts. Accounts receivable represent trade receivables from customers when we have provided software licenses and/or annual software maintenance agreements and we have not yet received payment. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.2 million at December 31, 2010 and $0.1 million at December 31, 2009. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 45 days at December 31, 2010.

Operating Activities

Net cash provided by operating activities was $66.0 million, $49.2 million and $35.2 million in 2010, 2009 and 2008, respectively. Net income was $44.7 million, $29.5 million and $22.3 million in 2010, 2009 and 2008, respectively. We had a net non-cash benefit of $11.9 million in 2010 and incurred net non-cash expenses of $4.2 million and $7.4 million in 2009 and 2008, respectively. Non-cash (benefits) or expenses primarily consisted of stock-based compensation expense of $10.9 million, $7.9 million and $5.9 million, excess tax benefits related to employee stock option exercises of $26.7 million, $8.7 million and $83,000 and depreciation and amortization expense of $5.5 million, $2.2 million and $1.4 million in 2010, 2009 and 2008, respectively. In addition, non-cash expenses in 2009 included $2.1 million of expenses paid by a stockholder in connection with the settlement of our lawsuit with a former employee.

The change in certain assets and liabilities resulted in a net source of cash of $33.2 million, $15.5 million and $5.5 million in 2010, 2009 and 2008, respectively. Cash provided by operating activities is driven by sales of our software offerings and maintenance renewals. Collection of accounts receivable from the sales of our software offerings and maintenance renewals is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. Changes in our income tax receivable and payable balances are also significant components of our cash flows from operating activities. Net cash provided by operating activities was increased by a U.S. federal income tax refund of $3.3 million in 2010 and reduced by income tax payments of $5.7 million and $12.9 million in 2009 and 2008, respectively. Net cash provided by operating activities was reduced by interest payments of $1.3 million, $5.0 million and $8.6 million in 2010, 2009 and 2008, respectively. Net cash provided by operating activities was also reduced in 2009 by $6.5 million in legal fees and settlement expenses, net of insurance reimbursements, paid by us in connection with the settlement of our lawsuit with a former employee.

Investing Activities

Net cash used in investing activities was $31.6 million, $3.2 million and $11.0 million in 2010, 2009 and 2008, respectively. Net cash used in investing activities in 2010 was primarily due to the $28.0 million of cash used in our purchase of certain assets of Tek-Tools and $2.7 million of purchases of property and equipment for operations. Cash used in investing activities in 2009 was primarily for purchase of software licenses and tools, computers and equipment, furniture and fixtures as we expanded our infrastructure and workforce. In 2008, we acquired certain assets and liabilities of Trilenium for an aggregate of $7.2 million in cash. We also incurred additional costs primarily consisting of payments in an aggregate amount of $1.3 million upon the achievement of certain performance criteria related to the Neon acquisition in 2007 and costs associated with the relocation of our corporate headquarters and opening of our Czech Republic development center.

Financing Activities

Net cash used in financing activities was $21.3 million in 2010. Net cash provided by financing activities was $43.1 million in 2009. Net cash used in financing activities was $1.5 million in 2008. Net cash used in financing activities in 2010 was due to a $44.1 million repayment of long-term debt partially offset by $21.0 million of proceeds from the exercise of stock options and a $26.7 million excess tax benefit related to stock-based compensation. This excess tax benefit is a reduction in cash payments for U.S. federal income taxes due to tax deductions related to stock option exercises. The debt payments in 2010 paid off our entire outstanding principal under our First Lien Note and Second Lien Note.

On August 2, 2010, our board of directors approved a share repurchase program, authorizing us to purchase up to $25.0 million of our outstanding common stock. The share repurchase program was completed in August 2010, and we repurchased and retired 1.7 million shares of our common stock for an aggregate purchase price of $25.0 million. The repurchase was authorized to reflect the confidence of management and the board of directors in our business. We believed the share repurchase program would generate a positive return to our shareholders by reducing the number of shares outstanding. Given the low rates of return on cash and short-term investments and as there was no outstanding debt at the time of the share repurchase, we believed the share repurchase program was a proper use of our available cash.

Net cash provided by financing activities in 2009 was due to the net cash proceeds from our IPO of $104.6 million, after deducting underwriter discounts and commissions but before other offering costs, $8.5 million of proceeds from the exercise of employee stock options and the excess tax benefit related to employee stock option exercises of $8.7 million. We made a one-time earnout payment pursuant to an agreement with our original stockholders of $20.0 million in November 2009. This $20.0 million payment, which was treated as a dividend payment pursuant to applicable accounting rules, was reflected in our consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) as a reduction of additional paid-in capital.

In March 2008, we repurchased 725,556 shares of our common stock and 725,556 shares of our preferred stock from our lender and certain of its affiliated entities for an aggregate purchase price of $13.6 million, or $9.40 per share. We then sold 725,556 shares of our common stock and 725,556 shares of our preferred stock to the rest of our stockholders based on their pro rata ownership of our common and preferred stock for $9.40 per share, which resulted in total proceeds to us of $13.6 million.

Anticipated cash flows

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

Capital expenditures

We estimate our capital expenditures for 2011 to be approximately $4.0 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment.

Acquisition-related costs

In January 2011, we acquired Hyper9 for approximately $23.0 million in cash and contingent consideration up to $7.0 million. The fair value of the contingent consideration will be recorded in our consolidated balance sheet at March 31, 2011 as an accrued earnout. The accrued earnout is based on sales milestones and could range from $0 to $7.0 million. The accrued earnout will be paid in the first quarter of 2012. The acquisition was financed with cash flows from operations.

Contractual Obligations and Commitments

We generally do not enter into long-term minimum purchase commitments. Our principal commitments as of December 31, 2010, consisted of obligations under facility leases for office space in Austin, Texas; Tulsa, Oklahoma; Dallas, Texas; Herndon, Virginia; the Republic of Ireland; New Zealand; Singapore; India; Australia; and the Czech Republic.

The following table summarizes our outstanding contractual obligations as of December 31, 2010, that require us to make future cash payments:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Operating leases	$16,218	$2,823	$5,524	$5,342	$2,529
Purchase obligations (1)	3,362	3,199	163	—	—
Accrued earnout (2)(3)	4,000	4,000	—	—	—

Total (4)	$23,580	$10,022	$5,687	$5,342	$2,529

(1)	Purchase obligations represent purchases of software license and support fees, marketing activities, accounting fees, corporate health insurance costs and computer hardware and software.
(2)	We entered into an agreement to purchase certain assets of Tek-Tools in January 2010. The purchase agreement included two earnout payments as follows: (i) up to $2.0 million of cash to be paid upon the achievement of sales milestones for 2010 and (ii) up to $2.0 million of cash to be paid upon the receipt of certain third-party consents. The payments are recorded at fair value on our consolidated balance sheet at December 31, 2010 as an accrued acquisition earnout of $4.0 million. The $4.0 million earnout was paid in February 2011.
(3)	In January 2011, we acquired Hyper9 for approximately $23.0 million of cash plus or minus the closing working capital amount as calculated from the closing balance sheet. In addition to the purchase price, an earnout payment ranging from $0 to $7.0 million will be paid in the first quarter of 2012 based on sales milestones for fiscal year 2011.
(4)	We have excluded long-term tax liabilities of $0.8 million at December 31, 2010 related to uncertain tax positions from the amounts presented as the amounts that will be settled in cash are not known.

Off-Balance Sheet Arrangements

During 2010, 2009 and 2008, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Adopted Accounting Principles

In January 2010, the Financial Accounting Standards Board, or FASB issued a standard that requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This standard also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. We adopted this standard in the quarter ended March 31, 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which became effective for us at the beginning of fiscal year 2011. The adoption of this standard did not have a material impact, and the deferred provisions of this standard are not expected to have a material impact, on our financial statements.

In December 2010, the FASB issued amended guidance regarding pro forma information for a business combination. The amendment clarifies that pro forma information of the combined entity should be presented as though the business combination had occurred only as of the beginning of the comparable year. The amendment also requires additional supplemental pro forma information concerning non-recurring pro forma adjustments. The new and updated disclosures should be applied prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with earlier application permitted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominate being foreign exchange rate risk.

Interest Rate Risk

We had cash and cash equivalents of $142.0 million at December 31, 2010. We held these amounts primarily in cash or money market funds. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt specific hedging strategies in the future. Any declines in interest rates, however, will reduce future interest income.

Foreign Currency Risk

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our foreign subsidiaries was approximately 22.1% of our total revenue for the year ended December 31, 2010. The primary foreign currencies that we invoice and on which we collect are the Euro and British Pound Sterling and to a lesser extent the Australian Dollar. Expenses incurred by our international subsidiaries are generally denominated in the local currency of the subsidiary. Our consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expense, and net income for our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. We do not currently enter into forward exchange contracts or any other similar contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes, although we may do so in the future. Thus, fluctuations in currency exchange rates could harm our business in the future.

We are also exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-32 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report.

Our independent registered public accounting firm, which has audited our consolidated financial statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report, which is included in Part II, Item 8 of this report.

ITEM 9B.	OTHER INFORMATION

Amended and Restated Employment Agreements of Certain Named Executive Officers

On February 23, 2011, each of Kevin B. Thompson, Paul Strelzick and J. Barton Kalsu (the “executives”) entered into an Amended and Restated Employment Agreement with SolarWinds Worldwide, LLC (collectively, the “Employment Agreements”). Pursuant to the Employment Agreements, each executive is entitled to certain payments and benefits in the event of his termination of employment. If the executive is terminated for “cause” or upon his voluntary resignation, he will be entitled to receive any base salary earned but not paid through the date of his termination, any earned but unpaid bonus, and any pay for vacation time accrued but not used.

If the executive is terminated other than for “cause,” he will be entitled to receive (i) a lump sum cash severance amount equal to six (6) months of his then current annual base salary in the case of Messrs. Strelzick and Kalsu and twelve (12) months of his then current annual base salary in the case of Mr. Thompson, (ii) any earned but unpaid incentive compensation payments, and (iii) reimbursement of health and dental care premiums for the executive and his dependents incurred to continue health and dental insurance coverage for 12 months after termination, to the extent he is eligible for and elects such continued coverage under COBRA. These severance payments following termination of employment are conditioned upon the executive’s signing a release of claims within 74 days of his termination date and not later revoking the release of claims.

Furthermore, pursuant to the Employment Agreements, if the executive is terminated other than for “cause” or in the event of a “constructive termination” during the 12-month period after the effective date of a “change of control,” any of his then-outstanding stock option, restricted stock and restricted stock unit awards would fully vest and he would be entitled to receive (i) any accrued but unpaid salary, vacation or bonus payment, (ii) a lump sum cash severance amount equal to his then current annual base salary in the case of Messrs. Strelzick and Kalsu and twice his then current annual base salary in the case of Mr. Thompson, (iii) reimbursement of health and dental care premiums for the executive and his dependents incurred to continue health and dental insurance coverage for 12 months after termination, to the extent he is eligible for and elects such continued coverage under COBRA.

A termination for “cause” occurs under the Employment Agreements with the executives if his employment is terminated for any of the following reasons: (i) substantial and continuous violations of his employment duties or willful disregard of commercially reasonable directives from his managing executive after the executive has received sufficient written demand for performance; (ii) moral turpitude, dishonesty or gross misconduct in the performance of the duties of the position or that has materially and demonstrably injured our finances or future business; (iii) material breach of his employment agreement; or (iv) conviction of, or confession or plea of no contest to, any felony or any other act of fraud, misappropriation, embezzlement or the like involving our property. However, the events in (i) and (iii) will not constitute “cause” if fully cured by the executive within fifteen (15) days of his receiving notice.

Pursuant to the Employment Agreements, “constructive termination” occurs upon any of the following without the executive’s express written consent: (i) a material reduction of the powers and duties of employment of the executive resulting in a material decrease in his responsibilities; (ii) a material reduction in the executive’s pay; (iii) a failure to provide directors’ and officers’ liability insurance coverage for the executive; or (iv) a material change in the geographic location of the executive’s primary work facility or location. However, no act or event will constitute a “constructive termination” if the Company fully cures that act or event within 30 days of receiving notice from the executive.

The foregoing description of the Employment Agreements is qualified in its entirety by reference to the full and complete terms contained in the Employment Agreements, which are filed as Exhibits 10.13, 10.19, and 10.21 to this Annual Report and are incorporated herein by reference.

On February 25, 2011, Douglas G. Hibberd, the Company’s Senior Vice President, Engineering and General Manager, Asia-Pacific, entered into an Amendment to Employment Agreement (the “Hibberd Amendment”) amending his Amended and Restated Employment Agreement dated January 31, 2011 with the Company (the “Hibberd Employment Agreement”). As amended, the terms of Mr. Hibberd’s employment are materially consistent as those described above for Messrs. Strelzick and Kalsu, except for certain differences applicable to our employees in Australia to comply with local law, such as our obligation to make payments to a complying superannuation fund.

The foregoing description of the Hibberd Amendment and Hibberd Employment Agreement is qualified in its entirety by reference to the full and complete terms contained in the agreements, which are filed as Exhibits 10.17 and 10.17A to this Annual Report and are incorporated herein by reference.

Amendment to Employment Agreement of Principal Financial Officer

On February 23, 2011, the Company and its principal financial officer, Michael J. Berry, entered into an Amendment to Employment Agreement (“Berry Amendment”) amending his Employment Agreement effective February 16, 2010 (the “Berry Employment Agreement”) to provide that, if Mr. Berry is terminated other than for “cause” or in the event of a “constructive termination” during the 12-month period after the effective date of a “change of control,” any of his then-outstanding stock option, restricted stock and restricted stock unit awards would fully vest and Mr. Berry would be entitled to (i) any accrued but unpaid salary, vacation or bonus payment, (ii) a lump sum cash severance amount equal to eighteen (18) months of his then current annual base salary and (iii) reimbursement of health and dental care premiums for Mr. Berry and his dependents incurred by him to continue health and dental insurance coverage for 12 months after termination, to the extent he is eligible for and elects such continued coverage under COBRA. The other terms of the Berry Employment Agreement remain unmodified and in full force and effect. The foregoing description of the Berry Amendment is qualified in its entirety by reference to the full and complete terms contained in the Berry Amendment, which is filed as Exhibit 10.15 to this Annual Report and is incorporated herein by reference.

PART III

Certain information required by Part III is omitted from this report. We intend to file such information within our definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report relating to our 2011 annual meeting of stockholders (the “Proxy Statement”).

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2010, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our Amended and Restated Stock Incentive Plan (“2005 Plan”) and our 2008 Equity Incentive Plan (“2008 Plan”):

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	5,271,581	(1)	$9.11	7,180,042	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	5,271,581		$9.11	7,180,042

(1)	Consists of 3,691,632 shares and 1,579,949 shares of common stock underlying outstanding options and restricted stock units granted under our 2005 Plan and 2008 Plan, respectively.
(2)	Represents shares of common stock available for issuance under our 2008 Plan as of December 31, 2010 and does not include the automatic increase on January 1, 2011 of 3,403,793 additional shares of our common stock reserved for issuance under our 2008 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed with Report

(1)	Financial Statements.

(2)	Financial Statement Schedules.

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

(3)	Exhibits.

Exhibit Number	Exhibit Title

2.1(1)	Stock Purchase Agreement by and among SolarWinds Worldwide, LLC (as successor in interest to the Registrant), Neon Software, Inc., each of the shareholders of Neon Software, Inc. and U.S. Bank, National Association, dated May 14, 2007

2.2(2)	Asset Purchase Agreement by and among the Registrant, SolarWinds Worldwide, LLC, SolarWinds Software Europe (Holdings) Limited, SolarWinds Software Europe Limited, Tek-Tools, Inc., the shareholders of Tek-Tools, Inc., and U.S. Bank, National Association, dated January 26, 2010

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Specimen Common Stock Certificate of the Registrant

4.2(1)	Stockholders Agreement by and among the Registrant and certain preferred and common stock holders, dated December 13, 2005, with Amendment No. 1 to Stockholders Agreement, dated March 13, 2008

4.3(1)	Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated December 13, 2005, with Amendment No. 1 to the Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated December 20, 2006

4.4(3)	Waiver under Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated October 25, 2009

4.5(1)	Stock Purchase Agreement by and among the Registrant and certain common and preferred stockholders, dated March 14, 2008

10.1(1)	Form of Indemnification Agreement for directors and officers

10.2(1)	Indemnification Agreement by and between the Registrant and Donald C. Yonce, dated July 22, 2008

Exhibit Number	Exhibit Title

10.3(1)	Amended and Restated Stock Incentive Plan #

10.4(1)	Form of Stock Option Agreement under Amended and Restated Stock Incentive Plan (Standard Form) #

10.5(1)	Form of Stock Option Agreement under Amended and Restated Stock Incentive Plan (Early Exercise Form) #

10.6(1)	2008 Equity Incentive Plan #

10.7(1)	Form of Stock Option Agreement under 2008 Equity Incentive Plan #

10.8(1)	Form of Restricted Stock Purchase Agreement under 2008 Equity Incentive Plan #

10.9(1)	Form of Restricted Stock Unit Agreement under 2008 Equity Incentive Plan

10.10(4)	Registrant Bonus Plan #

10.11(1)	Employment Agreement between SolarWinds Worldwide, LLC and Michael S. Bennett, dated May 11, 2006 #

10.12(5)	Severance Agreement and Release between the Registrant, SolarWinds Worldwide, LLC and Michael S. Bennett dated June 30, 2010 #

10.13	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Kevin B. Thompson, dated February 23, 2011 #

10.14(6)	Employment Agreement between SolarWinds Worldwide, LLC and Michael J. Berry, dated February 8, 2010 #

10.15	Amendment to Employment Agreement between SolarWinds Worldwide, LLC and Michael J. Berry, dated February 23, 2011 #

10.16(7)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Kenny L. Van Zant, dated April 30, 2010 #

10.17	Amended and Restated Employment Agreement between the Registrant, SolarWinds Worldwide, LLC, SolarWinds Australia Pty. Ltd. and Douglas G. Hibberd, dated January 31, 2011 #

10.17A	Amendment to Amended and Restated Employment Agreement between the Registrant, SolarWinds Worldwide, LLC, SolarWinds Australia Pty. Ltd. and Douglas G. Hibberd, dated February 25, 2011 #

10.18(1)	Employment Agreement between SolarWinds Worldwide, LLC and Rita J. Selvaggi, dated July 2006 #

10.19	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and J. Barton Kalsu, dated February 23, 2011 #

10.20	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Bryan A. Sims, dated February 23, 2011 #

10.21	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Paul Strelzick, dated February 23, 2011 #

10.22(1)	Consulting Agreement and Release between SolarWinds Worldwide, LLC and Karen L. White, dated April 14, 2009 #

10.23(1)	Lease between SolarWinds Worldwide, LLC (as successor in interest to the Registrant) and Brandywine Acquisition Partners, LP, dated as of February 6, 2008

10.24(1)	Second Amendment to Lease between SolarWinds Worldwide, LLC and Brandywine Acquisition Partners, LP, dated as of March 3, 2009

10.25(1)	License Agreement between SolarWinds Worldwide, LLC (as successor in interest to the Registrant) and NetSuite Inc., dated August 31, 2006

Exhibit Number	Exhibit Title

10.26(1)	Master Subscription Agreement between SolarWinds Worldwide, LLC (as successor in interest to the Registrant), salesforce.com, inc. and salesforce.com Sarl

21.1	List of subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-149851) and all amendments thereto declared effective on May 19, 2009.
(2)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2010.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162661) and all amendments thereto declared effective on November 12, 2009.
(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2010.
(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2010.
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2010.
(7)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2010.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS, INC.

Dated: February 25, 2011	By:	/s/ Michael J. Berry
Michael J. Berry
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin B. Thompson Kevin B. Thompson	President, Chief Executive Officer and Director (principal executive officer)	February 25, 2011

/s/ Michael J. Berry Michael J. Berry	Senior Vice President and Chief Financial Officer (principal financial officer)	February 25, 2011

/s/ J. Barton Kalsu J. Barton Kalsu	Chief Accountant and Vice President, Finance (principal accounting officer)	February 25, 2011

/s/ Steven M. Cakebread Steven M. Cakebread	Lead Independent Director	February 25, 2011

/s/ Jeffrey L. Horing Jeffrey L. Horing	Director	February 25, 2011

/s/ Mark Bonham Mark Bonham	Director	February 25, 2011

/s/ J. Benjamin Nye J. Benjamin Nye	Director	February 25, 2011

/s/ Ellen F. Siminoff Ellen F. Siminoff	Director	February 25, 2011

/s/ Roger J. Sippl Roger J. Sippl	Director	February 25, 2011

/s/ Lloyd G. Waterhouse Lloyd G. Waterhouse	Director	February 25, 2011

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report.

Our independent registered public accounting firm, which has audited our consolidated financial statements in Part II, Item 8 of this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SolarWinds, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in convertible preferred stock and shareholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of SolarWinds, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

February 25, 2011

SolarWinds, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share information)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$142,003	$129,788
Accounts receivable, net of allowances of $201 and $149 as of December 31, 2010 and 2009, respectively	20,255	15,786
Income tax receivable	10,350	109
Deferred taxes	261	252
Prepaid income taxes	—	4,675
Other current assets	3,210	2,116

Total current assets	176,079	152,726
Property and equipment, net	6,702	6,406
Debt issuance costs, net	—	399
Deferred taxes	4,099	2,078
Goodwill	40,424	15,444
Intangible assets and other, net	20,173	4,417

Total assets	$247,477	$181,470

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,150	$3,293
Accrued liabilities	8,588	4,937
Accrued interest payable	—	539
Accrued earnout	4,000	—
Income taxes payable	555	284
Current portion of deferred revenue	52,583	37,103
Current portion of long-term debt	—	16,871

Total current liabilities	67,876	63,027
Long-term liabilities:
Deferred revenue, net of current portion	3,175	1,544
Other long-term liabilities	817	607
Long-term debt, net of current portion	—	27,226

Total liabilities	71,868	92,404
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 71,658,808 and 66,502,098 shares issued and outstanding as of December 31, 2010 and 2009, respectively	72	67
Additional paid-in capital	165,972	123,083
Accumulated other comprehensive loss	(1,256)	(159)
Accumulated earnings (deficit)	10,821	(33,925)

Total stockholders’ equity	175,609	89,066

Total liabilities and stockholders’ equity	$247,477	$181,470

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.

Consolidated Statements of Income

(In thousands, except for per share information)

	Year Ended December 31,
	2010	2009	2008
Revenue:
License	$75,603	$62,378	$55,461
Maintenance and other	76,790	54,068	37,674

Total revenue	152,393	116,446	93,135
Cost of license revenue	1,943	494	272
Cost of maintenance and other revenue	5,987	4,366	3,316

Gross profit	144,463	111,586	89,547
Operating expenses:
Sales and marketing	43,252	30,548	22,664
Research and development	15,731	11,199	8,452
General and administrative	23,476	26,038	16,464

Total operating expenses	82,459	67,785	47,580

Operating income	62,004	43,801	41,967
Other income (expense):
Interest income	177	267	528
Interest expense	(1,146)	(4,253)	(8,539)
Other income (expense)	115	90	(934)

Total other income (expense)	(854)	(3,896)	(8,945)

Income before income taxes	61,150	39,905	33,022
Income tax expense	16,404	10,396	10,717

Net income	44,746	29,509	22,305
Amount allocated to participating preferred stockholders	—	—	(10,922)

Net income available to common stockholders	$44,746	$29,509	$11,383

Net income per share available to common stockholders
Basic earnings per share available to common stockholders	$0.65	$0.58	$0.40

Diluted earnings per share available to common stockholders	$0.61	$0.52	$0.35

Weighted shares available to common stockholders used to compute net income per share:
Shares used in computation of basic earnings per share available to common stockholders	68,664	51,042	28,137

Shares used in computation of diluted earnings per share available to common stockholders	72,862	56,824	32,652

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable from Stockholder	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2007	27,000	$27	28,097	$28	$8,921	$(1,738)	$(6)	$(85,739)	$(78,534)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	(309)	—	(309)
Net income	—	—	—	—	—	—	—	22,305	22,305

Comprehensive income									21,996

Purchase of stock	(726)	(1)	(726)	(1)	(13,639)	—	—	—	(13,640)
Issuance of stock	726	1	726	1	13,639	—	—	—	13,640
Repayment of note receivable from stockholder	—	—	—	—	—	1,738	—	—	1,738
Exercise of stock options	—	—	70	—	227	—	—	—	227
Interest on option exercised with note	—	—	—	—	15	—	—	—	15
Stock-based compensation	—	—	—	—	5,920	—	—	—	5,920
Excess tax benefit from stock-based compensation	—	—	—	—	83	—	—	—	83

Balances at December 31, 2008	27,000	27	28,167	28	15,166	—	(315)	(63,434)	(48,555)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	156	—	156
Net income	—	—	—	—	—	—	—	29,509	29,509

Comprehensive income									29,665

Common stock issued in public offering, net of issuance costs (Note 8)	—	—	9,000	9	100,677	—	—	—	100,686
Expenses paid by stockholder	—	—	—	—	2,100	—	—	—	2,100
Exercise of stock options	—	—	2,331	3	8,515	—	—	—	8,518
Issuance of restricted stock awards	—	—	4	—	—	—	—	—	—
Earnout dividend paid to original stockholders (Note 8)	—	—	—	—	(20,000)	—	—	—	(20,000)
Conversion of preferred stock to common stock	(27,000)	(27)	27,000	27	—	—	—	—	27
Stock-based compensation	—	—	—	—	7,891	—	—	—	7,891
Excess tax benefit from stock-based compensation	—	—	—	—	8,734	—	—	—	8,734

Balances at December 31, 2009	—	—	66,502	67	123,083	—	(159)	(33,925)	89,066
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	(1,097)	—	(1,097)
Net income	—	—	—	—	—	—	—	44,746	44,746

Comprehensive income									43,649

Shares issued in connection with business acquisition	—	—	453	—	9,221	—	—	—	9,221
Exercise of stock options	—	—	6,406	7	21,025	—	—	—	21,032
Repurchase of common stock	—	—	(1,702)	(2)	(24,985)	—	—	—	(24,987)
Stock-based compensation	—	—	—	—	10,880	—	—	—	10,880
Excess tax benefit from stock-based compensation	—	—	—	—	26,748	—	—	—	26,748

Balances at December 31, 2010	—	$—	71,659	$72	$165,972	$—	$(1,256)	$10,821	$175,609

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$44,746	$29,509	$22,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,498	2,166	1,436
Provision for doubtful accounts	194	175	505
Stock-based compensation expense	10,880	7,891	5,920
Expenses paid by stockholder	—	2,100	—
Deferred taxes	(2,220)	(281)	(1,005)
Excess tax benefit from stock-based compensation	(26,748)	(8,734)	(83)
Other non-cash expenses	470	915	663
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(5,078)	(2,099)	(3,553)
Income taxes receivable	31	613	(693)
Prepaid income taxes	4,675	(4,675)	—
Prepaid and other current assets	(1,199)	(673)	(846)
Accounts payable	(1,127)	1,791	(32)
Accrued liabilities	3,958	1,581	956
Accrued interest payable	(539)	(1,472)	(452)
Income taxes payable	17,160	9,078	(397)
Deferred revenue and other liabilities	15,342	11,340	10,493

Net cash provided by operating activities	66,043	49,225	35,217

Cash flows from investing activities
Purchases of property and equipment	(2,740)	(2,729)	(3,395)
Purchases of intangible assets and other	(795)	(401)	(349)
Decrease in restricted cash	—	—	1,000
Acquisition of businesses, net of cash acquired	(28,039)	(46)	(8,281)

Net cash used in investing activities	(31,574)	(3,176)	(11,025)

Cash flows from financing activities
Repurchase of common stock	(24,987)	—	—
Net cash proceeds from initial public offering	—	104,625	—
Payments for offering costs	—	(1,745)	(2,092)
Exercise of stock options	21,032	8,518	227
Excess tax benefit from stock-based compensation	26,748	8,734	83
Repayment of long-term debt	(44,097)	(56,986)	(1,417)
Repayments of capital lease obligations	(9)	(26)	(27)
Earnout dividend paid	—	(20,000)	—
Proceeds from note receivable from stockholder	—	—	1,738
Interest on options exercised with note	—	—	15
Proceeds from issuance of stock	—	—	13,640
Purchase of stock	—	—	(13,640)

Net cash (used in) provided by financing activities	(21,313)	43,120	(1,473)
Effect of exchange rate changes on cash and cash equivalents	(941)	53	(1,456)

Net increase in cash and cash equivalents	12,215	89,222	21,263
Cash and cash equivalents
Beginning of period	129,788	40,566	19,303

End of period	$142,003	$129,788	$40,566

Supplemental disclosure of cash flow information
Cash paid for interest	$1,280	$4,976	$8,619

Cash (received) paid for income taxes	$(3,282)	$5,665	$12,879

Noncash investing and financing transactions
Accrued earnout (Note 13)	$4,000	$—	$—

Stock issued for acquisition (Note 3)	$9,221	$—	$—

Capital lease termination and related asset write-off	$—	$—	$412

Conversion of preferred stock to common stock	$—	$27	$—

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations

SolarWinds, Inc., a Delaware corporation, and its subsidiaries (“we” or “us”) design, develop, market, sell and support enterprise information technology, or IT, infrastructure management software to IT professionals in organizations of all sizes. Our product offerings range from individual software tools to more comprehensive software products that solve problems encountered every day by IT professionals. Our products are designed to help enable efficient and effective management of networks and IT environments.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to those estimates and assumptions include, but are not limited to, the carrying amounts of property and equipment, intangible assets, goodwill, the allowance for doubtful accounts, the valuation of stock options, deferred income taxes and contingent liabilities. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is determined in accordance with authoritative guidance issued by the FASB. We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit). Foreign currency translation losses were $1.1 million for the year ended December 31, 2010. Foreign currency translation gains were $0.2 million for the year ended December 31, 2009. Foreign currency translation losses were $0.3 million for the year ended December 31, 2008. We record gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense) in our consolidated statements of income. There were no equity transactions denominated in foreign currencies for the years ended December 31, 2010 and 2009.

Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities, as reflected within the consolidated statements of income, were not material for the years ended December 31, 2010, 2009 and 2008.

Recently Adopted Accounting Principles

In January 2010, the Financial Accounting Standards Board, or FASB, issued a standard that requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This standard also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

be disclosed. We adopted this standard in the quarter ended March 31, 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which became effective for us at the beginning of fiscal year 2011. The adoption of this standard did not have a material impact, and the deferred provisions of this standard are not expected to have a material impact, on our financial statements.

In December 2010, the FASB issued amended guidance regarding pro forma information for a business combination. The amendment clarifies that pro forma information of the combined entity should be presented as though the business combination had occurred only as of the beginning of the comparable year. The amendment also requires additional supplemental pro forma information concerning non-recurring pro forma adjustments. The new and updated disclosures should be applied prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with earlier application permitted.

Concentrations of Risks

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2010, our $142.0 million in cash and cash equivalents consisted of $35.8 million of cash deposited with banks in demand deposit accounts and $106.2 million of cash equivalents in money market funds. As of December 31, 2009, our $129.8 million in cash and cash equivalents consisted of $37.3 million of cash deposited with banks in demand deposit accounts and $92.5 million of cash equivalents in money market funds. Our cash deposited with banks in demand deposit accounts may exceed the amount of insurance provided on these deposits. Our cash equivalents invested in money market funds are not insured and we are therefore at risk of losing our full investment. Generally, we may redeem our cash deposits and withdraw our invested cash equivalents upon demand. We strive to maintain our cash deposits and invest our money market funds with multiple financial institutions of reputable credit and therefore bear minimal credit risk.

We provide credit to distributors, resellers and direct customers in the normal course of business. We generally extend credit to new customers based upon industry reputation and existing customers based upon prior payment history. The following distributors represented more than 10% of our revenue:

	Year Ended December 31,
	2010	2009	2008
Distributor A	10.0%	13.8%	14.9%
Distributor B	12.4	14.4	*

*	Represented less than 10% of our revenue

At December 31, 2010, no distributor, reseller or direct customer represented more than 10% of our outstanding accounts receivable balance. At December 31, 2009, distributor A represented 13.7% of our outstanding accounts receivable. We do not believe that our business is substantially dependent on either distributor or that the loss of either relationship would have a material adverse effect on our business.

Accounts Receivable

Accounts receivable represent trade receivables from customers when we have provided software licenses and/or annual software maintenance agreements and we have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. In doing so, we consider

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance and the current economic environment. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.2 million at December 31, 2010 and $0.1 million at December 31, 2009.

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

The fair value of the contingent consideration related to the asset purchase agreement with Tek-Tools, Inc., or Tek-Tools, was recorded in our consolidated balance sheet at December 31, 2010 as an accrued earnout (see Note 13 for further details on the determination of fair value). The change in the fair value of the contingent consideration of $0.3 million due to the passage of time was recorded in other income (expense) in our consolidated statement of income for the year ended December 31, 2010. The $4.0 million earnout was paid in February 2011.

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in our consolidated balance sheets:

	Basis of Fair Value Measurements as of December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents—money market funds	$106,200	$106,200	$—	$—
Accrued earnout	$(4,000)	$—	$—	$(4,000)

	Basis of Fair Value Measurements as of December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents—money market funds	$92,500	$92,500	$—	$—

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Property and Equipment

We record property and equipment at cost and depreciate them using the straight-line method over their estimated useful lives. We depreciate equipment over five years, furniture and fixtures over five to seven years, and purchased software over three to five years. We amortize leasehold improvements using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Upon retirement or sale of property and equipment, we remove the cost of assets disposed of and any related accumulated depreciation from our accounts and credit or charge any resulting gain or loss to operating expense. We expense repairs and maintenance as they are incurred.

Goodwill and Other Intangible Assets with Indefinite Lives

We test goodwill and other intangible assets with indefinite lives for impairment on an annual basis in the fourth quarter of each year in accordance with the authoritative guidance for goodwill and other intangible assets (Note 4). Additionally, we test goodwill and other intangible assets with indefinite lives in the interim if events and circumstances indicate that goodwill and other intangible assets with indefinite lives may be impaired. The events and circumstances that we consider include the business climate, legal factors, operating performance indicators and competition. We evaluate impairment of goodwill and other intangible assets with indefinite lives using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying amount. We operate under one reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying amount of the goodwill and other intangible assets with indefinite lives of that reporting unit. If the carrying amount of the goodwill and other intangible assets with indefinite lives of a reporting unit exceeds the fair value of that goodwill and other intangible assets with indefinite lives, we would recognize an impairment loss in an amount equal to the excess of carrying value over fair value. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results.

Long-Lived Assets, Finite-Lived Intangibles and Other Assets

Finite-lived intangible assets and other assets consist of acquired developed product technologies, acquired customer relationships, patents and licenses to use intellectual property (Note 4). We record finite-lived intangible assets at fair value and amortize those over the shorter of the contractual life or the estimated useful life, which is generally three to seven years for trademarks, customer relationships, non-competition covenants and acquired developed product technologies and ten years for intellectual property. We estimate the useful lives of acquired developed product technologies and customer relationships based on factors that include the planned use of each developed product technology and the expected pattern of future cash flows to be derived from each developed product technology and existing customer relationships. We include amortization of acquired developed product technologies in cost of license revenue and amortization of customer relationships in general and administrative expenses in our consolidated statements of income. Capitalized software licenses are amortized to cost of license revenue based on the number of units issued.

We evaluate long-lived assets, finite-lived intangibles and other assets held and used for impairment whenever events or changes in circumstances indicate that their net book values may not be recoverable. We continually evaluate whether events and circumstances have occurred that indicate the balance of our property and equipment, finite-lived intangibles and other assets may not be recoverable. This evaluation is significantly impacted by estimates and assumptions of future revenue, expenses and other factors, which are affected by changes in the business climate, legal matters and competition. If an event occurs that would cause us to revise

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

our estimates and assumptions used in analyzing the value of our property and equipment or our finite-lived intangibles and other assets, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. When these factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. We base the impairment, if any, on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows of those assets, and record it in the period in which we make the determination.

Deferred Offering Costs

Deferred offering costs of $4.1 million, consisting of legal, accounting and filing fees relating to our IPO in May 2009, were offset against our public offering proceeds. Deferred offering costs were $0 at December 31, 2010 and 2009. Offering costs of $0.7 million relating to our secondary offering completed in October 2009 were expensed as incurred.

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

The estimated fair value of the total amounts outstanding under the Notes at December 31, 2009 was $43.0 million and was determined in accordance with fair value disclosure requirements. We estimated the fair value of the Notes by discounting future cash flows using interest rate spreads currently available for a note with similar terms and maturity to our existing outstanding borrowings. The total outstanding borrowings at December 31, 2009 were recorded in our consolidated financial statements at their aggregate carrying value of $44.1 million. We fully repaid the amounts outstanding under the Notes in 2010, and at December 31, 2010, there were no outstanding borrowings recorded in our consolidated financial statements.

Debt Issuance Costs

We amortize debt issuance costs over the term of the associated debt. The gross carrying amount of debt issuance costs was $1.2 million and accumulated amortization was $0.8 million at December 31, 2009. In March 2010, we repaid the $19.1 million outstanding principal balance on our First Lien Note and wrote-off $0.2 million of debt issuance costs associated with the note. In May 2010, we fully repaid the $25.0 million outstanding principal balance on our Second Lien Note and wrote-off the remaining $0.1 million of debt issuance costs. The amortization and write-off of debt issuance costs of $0.4 million, $0.7 million and $0.4 million were included in interest expense for the years ended December 31, 2010, 2009 and 2008, respectively.

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

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, which includes certain changes in equity that are excluded from net income. Cumulative foreign currency translation adjustments, net of tax, are included in accumulated other comprehensive income. We have reflected accumulated other comprehensive income in stockholders’ equity (deficit).

Revenue Recognition

We derive substantially all of our revenue from the licensing of our software products and from the sale of maintenance agreements. We typically include one year of maintenance as part of the initial purchase price of each software offering and then sell annual renewals of this maintenance agreement. In accordance with current guidance, we recognize revenue for software, maintenance and other services when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable.

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

Our return policy generally does not allow our customers to return software offerings.

Because our software is generally sold with maintenance, we calculate the amount of revenue allocated to the software license by determining the fair value of the maintenance and subtracting it from the total invoice or contract amount. We establish vendor-specific objective evidence, or VSOE, of the fair value of maintenance services by the standard published list pricing for our maintenance renewals since we generally charge list prices for our maintenance renewals.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Maintenance and Other Revenue. We derive maintenance revenue from fees for software maintenance services. We recognize maintenance revenue ratably on a daily basis over the contract period. Customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements to new versions of their software products on a when-and-if-available basis. Other revenue consists of training, consulting and product development services, which is recognized upon delivery of the training or consulting services to the end customer or when the development work is performed. Other revenue is not currently significant nor do we expect it to be significant in future periods.

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

We recognize training revenue upon delivery of the training to the end customer. We establish VSOE of fair value for training through the standard rates we charge for training when sold separately.

Cost of Revenue

Cost of License Revenue. Cost of license revenue consists of amortization of acquired developed product technologies, amortization of capitalized software licenses, the costs of media kits and shipping-related costs. We are amortizing the acquired developed product technologies on a straight-line basis over their estimated useful lives of five to seven years. Amortization of acquired developed product technologies was $1.7 million, $0.5 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. We amortize capitalized software licenses based on the number of units issued. Amortization of capitalized software licenses was $0.2 million, $0 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively.

Cost of Maintenance and Other Revenue. Cost of maintenance and other revenue consists of compensation and benefits related to personnel providing customer support and an allocation of facilities and other overhead costs.

Research and Development Costs

We expense costs incurred in the research and development of our products as they are incurred. We expense costs associated with the development of computer software to be marketed prior to the establishment of technological feasibility and capitalize them from the point technological feasibility is reached until the product is ready for general release. We did not capitalize any software development costs for the years ended December 31, 2010, 2009 and 2008 as costs incurred subsequent to the establishment of technological feasibility, but prior to general release, were insignificant.

Advertising

We expense advertising costs as incurred. Our advertising expense was $3.8 million, $1.6 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Advertising expense is included in sales and marketing expenses in the consolidated statements of income.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was an insignificant amount accrued for interest and penalties related to unrecognized tax benefits as of December 31, 2010 and 2009.

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

Stock-based compensation reduced income before income taxes by $10.9 million, $7.9 million and $5.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The income tax benefit related to stock-based compensation was $2.7 million, $1.9 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. In June 2010, our former Executive Chairman retired and entered into a Severance Agreement and Release which provided for, among other things, an acceleration of the vesting of certain options, resulting in an additional one-time stock-based compensation expense of $1.4 million. The income tax benefit related to this additional one-time stock-based compensation expense was $0.5 million.

An excess tax benefit arises when the tax deduction related to a stock option award is greater than the award’s original grant date fair value pursuant to the authoritative guidance. For financial reporting purposes, this excess tax benefit is not recorded as a tax benefit in our consolidated statements of income and is instead treated as additional paid-in capital in our consolidated balance sheets.

Tax benefits and excess tax benefits from the exercise of stock option awards were as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Tax benefit from the exercise of stock option awards	$32,060	$11,298	$94
Excess tax benefit from the exercise of stock option awards	26,748	8,734	83

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

These excess tax benefits are a reduction to our cash payments related to income taxes and must be reported as cash flows from financing activities in our consolidated statements of cash flows.

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

Reclassifications

Certain reclassifications have been made to the consolidated balance sheet at December 31, 2010 to conform with the December 31, 2009 presentation. These reclassifications had no effect on total assets, total liabilities, total stockholders’ equity or cash flows.

3. Business Combinations

On December 23, 2008, we acquired substantially all of the assets and liabilities of Trilenium Investments Limited for $7.2 million in cash. We also incurred direct acquisition costs of approximately $0.1 million. This acquisition provided us the Kiwi Syslog Server and Kiwi CatTools product offerings. By acquiring these products, we eliminated the normal time to market required to develop a new software product. We made the payment of the purchase price for the acquisition during 2008. During 2009, we decreased goodwill by $0.3 million based on the final valuation of the intangible assets offset by additional direct acquisition costs. We included the operating results of this acquisition in our consolidated results from the effective date of the acquisition. The acquisition was financed with cash flows from operations and not considered material to our consolidated results of operations, financial position or cash flows.

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

We allocated the purchase price as follows:

(in thousands)	Original Allocations	Adjusted Allocations
Intangible assets:
Developed product technologies	$1,750	$1,800
Customer relationships	280	440
Trademarks	110	250
Goodwill	4,962	4,612

Total purchase price, net of cash acquired	$7,102	$7,102

On January 26, 2010, we acquired certain of the assets of Tek-Tools, Inc., or Tek-Tools, for the following: (i) $26.0 million in cash; (ii) 362,138 shares of our common stock with a value of approximately $7.4 million

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

based on the closing price of our common stock as reported on the New York Stock Exchange on January 26, 2010; (iii) $2.0 million of cash and 90,535 shares of our common stock with a value of approximately $1.8 million based on the closing price of our common stock on the date of the acquisition, each being held in escrow as security for breaches of representations and warranties, covenants and certain other expressly enumerated matters by Tek-Tools and its stockholders; (iv) $2.0 million of cash being withheld to be paid upon the achievement of sales milestones of the acquired business during calendar year 2010; and (v) $2.0 million of cash being withheld to be paid upon the receipt of certain third party consents. The acquisition was financed with cash flows from operations. See Note 13 for a further discussion of outstanding obligations related to the Tek-Tools acquisition.

Tek-Tools provided us an immediate product offering of storage and virtualized server infrastructures that was missing from our product offerings and eliminated the normal time to market required to develop a new software product. We accounted for the Tek-Tools acquisition using the purchase method of accounting. We allocated the purchase price to the assets acquired, including intangible assets, and liabilities assumed based on estimated fair values at the date of the acquisition. We estimated the value of assets and liabilities based on purchase price and future intended use. We derived the value of intangible assets from the present value of estimated future benefits from the various intangible assets acquired. We also incurred direct acquisition costs of approximately $0.4 million, which are included in general and administrative expense in our consolidated statements of income. We included the operating results of Tek-Tools in our consolidated financial statements from the effective date of the acquisition.

We allocated the purchase price for Tek-Tools as follows:

	Fair Value (in thousands)	Useful Life (in years)
Intangible assets:
Developed product technologies	$9,571	7
Customer relationships	5,330	6
Trademarks	2,922	7
Non-competition covenant	295	5
Goodwill	25,190	—
Deferred revenue	(2,380)	—
Net other assets	36	—

Total purchase price	$40,964

Goodwill represents the excess of the purchase price over the aggregate fair value of the net identifiable assets acquired and is deductible for tax purposes. Goodwill for Tek-Tools resulted primarily from our expectations that we will now be able to offer customers of our network and application management products additional products that provide visibility into storage performance and usage, virtualization and server performance and backup monitoring and analysis. Additionally, the Tek-Tools products will be used to attract new customers for storage, virtualization and IT infrastructure management. We have integrated the Tek-Tools business into our broader IT infrastructure management business and intend to integrate the storage and virtualization management products with our Orion family of products.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents our unaudited pro forma results of operations for the years ended December 31, 2010 and 2009 as if the acquisition had occurred at the beginning of the respective periods. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisition had taken place at the beginning of the respective periods, or of future results.

	Year Ended December 31,
	2010	2009
	Pro Forma
(in thousands, except per share data)
Revenue	$152,995	$122,608
Net income	44,633	26,680
Earnings per share
Basic	0.65	0.52
Diluted	0.61	0.47

4. Goodwill and Other Intangible Assets

At December 31, 2010 and 2009, we had goodwill in the amounts of $40.4 million and $15.4 million, respectively. The increase in goodwill in 2010 consisted of $25.2 million of goodwill associated with the Tek-Tools acquisition offset by a $0.2 million decrease from exchange rate fluctuations upon consolidation of goodwill recorded in our foreign subsidiaries. We assess goodwill for impairment annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. No impairment was noted for our reporting unit at December 31, 2010.

The following table reflects the changes in goodwill for the years ended December 31, 2010 and 2009:

(in thousands)
Balance at December 31, 2008	$15,745
Purchase accounting adjustments	(301)

Balance at December 31, 2009	15,444
Tek-Tools acquisition	25,190
Foreign currency translation adjustment	(210)

Balance at December 31, 2010	$40,424

We record intangible assets in accordance with the authoritative guidance for business combinations. The developed product technologies that we acquired in the Tek-Tools acquisition were Tek-Tools Storage Profiler, Virtual and Server Profiler and Backup Profiler, which constitute our Profiler products. These products provide web based storage monitoring, virtualization and server monitoring and backup reporting and analysis solutions. These product technologies were feasible at the date of acquisition as they were being actively marketed and sold by the acquired company at the acquisition date. We recognize the developed product technologies as intangible assets separate from goodwill as they were capable of being separated or divided from the acquired entity and sold or licensed. We based the estimated useful lives of these assets primarily on future cash flows of the existing technologies considering future development cycles. In addition to the developed product technologies, we also recorded intangible assets for the acquired company’s customer relationships, trademarks and a non-competition covenant.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Intangible assets consisted of the following at December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
(in thousands)
Developed product technologies	$12,445	$(2,588)	$9,857	$2,958	$(861)	$2,097
Customer relationships	5,896	(1,086)	4,810	592	(196)	396
Intellectual property	903	(211)	692	657	(133)	524
Trademarks	4,407	(451)	3,956	1,212	(36)	1,176
Non-competition covenant	294	(54)	240	—	—	—

Total intangible assets	$23,945	$(4,390)	$19,555	$5,419	$(1,226)	$4,193

Intangible asset amortization expense was $3.4 million, $0.7 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, we estimate aggregate intangible asset amortization expense to be $3.4 million in 2011, $3.3 million in 2012, $3.2 million in 2013, $3.2 million in 2014 and $3.1 million in 2015. The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events. We had $1.3 million of trademarks recorded with an indefinite life that are not amortized at December 31, 2010.

Other assets include capitalized software licenses and deposits. Capitalized software licenses were $0.5 million and $0 at December 31, 2010 and 2009, respectively. The capitalized software licenses are amortized to cost of license revenue based on the number of units issued. Amortization of capitalized software licenses was $0.2 million for the year ended December 31, 2010. Deposits were $0.3 million and $0.2 million at December 31, 2010 and 2009, respectively.

5. Property and Equipment

Property and equipment, including software, consisted of the following at December 31, 2010 and 2009:

	December 31,
(in thousands)	2010	2009
Equipment and other	$5,564	$4,162
Furniture and fixtures	2,363	2,102
Software	1,768	1,332
Leasehold improvements	1,797	1,605

	11,492	9,201
Less: Accumulated depreciation and amortization	(4,790)	(2,795)

Property and equipment, net	$6,702	$6,406

Depreciation and amortization expense on property and equipment was $2.1 million, $1.7 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In accordance with the authoritative guidance on accounting for the impairment or disposal of long-lived assets, we evaluate long-lived assets held and used by us for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. No circumstances or events indicated impairment to long-lived assets at December 31, 2010.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Accrued Liabilities

Accrued liabilities at December 31, 2010 and 2009 were as follows:

	December 31,
(in thousands)	2010	2009
Payroll-related accruals	$6,386	$2,738
Other accrued expenses	2,202	2,199

	$8,588	$4,937

7. Long-Term Debt

On December 13, 2005, we entered into credit agreements with an investment management firm pursuant to which we borrowed $85.0 million on a first lien note, or First Lien Note, and $25.0 million on a second lien note, or Second Lien Note, and collectively the Notes. In March 2010, we repaid the $19.1 million of outstanding principal on the First Lien Note. In May 2010, we fully repaid the remaining $25.0 million of principal outstanding on the Second Lien Note. The First Lien Note bore interest at the three-month LIBOR rate plus 3.5% (3.8% at December 31, 2009) and the Second Lien Note bore interest at the three-month LIBOR rate plus 5.25% to 6.25% based on certain factors defined by the second lien credit and guaranty agreement, or Second Lien Credit Agreement (5.5% at December 31, 2009). The total outstanding principal balance on the Notes was $44.1 million at December 31, 2009 and was paid in full in May 2010.

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

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

We entered into an agreement in 2005 to pay specified amounts, up to a maximum of $20.0 million, to our original stockholders, upon the completion of an exit event meeting specified parameters. An exit event was defined as either a sale of, or a public offering by, our company. Our IPO in May 2009 met the parameters for an exit event and we therefore paid the maximum $20.0 million to our original stockholders on November 15, 2009, the date of the expiration of the IPO lock-up agreements.

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

2005 Stock Plan

Our Amended and Restated Stock Incentive Plan, or 2005 Stock Plan, was adopted by our board of directors and approved by our stockholders on December 14, 2005. Our 2005 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and restricted stock to our employees, directors and consultants. Our ability to grant any future equity awards under the 2005 Stock Plan was terminated in May 2009. As of December 31, 2010, options to purchase 3,691,632 shares of common stock were outstanding under the 2005 Stock Plan. Our 2005 Stock Plan will continue to govern the terms and conditions of the outstanding equity awards granted under the 2005 Stock Plan.

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

2008 Stock Plan

Our board of directors adopted and our stockholders approved our 2008 Equity Incentive Plan, or 2008 Stock Plan, in May 2008. Our 2008 Stock Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares and performance units to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. All equity awards that have been granted following our IPO were granted under our 2008 Stock Plan. As of December 31, 2010, stock-based incentive awards of 1,579,949 were outstanding and 7,180,042 shares of common stock were reserved for future grants under the 2008 Stock Plan.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

The exercise price of an option granted under our 2008 Stock Plan must be at least equal to the fair market value of our common stock on the date of grant unless granted pursuant to a transaction described in, and in a manner consistent with, Section 424(a) of the Code. Options and restricted stock units granted under our 2008 Stock Plan generally vest over three to four years. The term of an incentive stock option granted under our 2008 Stock Plan may not exceed ten years, except that, with respect to any participant who owns 10% or more of the voting power of all classes of our outstanding stock as of the grant date, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date unless granted pursuant to a transaction described in, and in a manner consistent with, Section 424(a) of the Code.

All options granted under the foregoing grant provisions will have a term of ten years and an exercise price equal to the fair market value of our common stock on the date of grant.

Option grant activity under the 2005 and 2008 Stock Plans were as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Outstanding balances at December 31, 2009	10,732,409	$4.67
Options granted	1,478,260	18.86
Options exercised	(6,406,381)	3.28
Options forfeited	(751,112)	11.91

Outstanding balances at December 31, 2010	5,053,176	$9.50

Options exercisable at December 31, 2010	2,637,630	$5.47	$36,350	5.51

Options vested and expected to vest at December 31, 2010	4,872,394	$9.43	$48,330	6.94

Additional information regarding options follows (in thousands except for per share amounts):

	Year Ended December 31,
	2010	2009	2008
Weighted-average grant date fair value per share of options granted during the period	$10.22	$6.22	$4.35
Aggregate intrinsic value of options exercised during the period	$73,182	$32,304	$416
Aggregate weighted-average fair value of options vested during the period	$8,454	$7,449	$5,378

The total unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was $15.2 million as of December 31, 2010 and we expect to recognize this expense over a weighted-average period of 2.72 years.

We estimated fair value for these options at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	59.4%	63.1%	57.6%
Risk-free rate of return	1.5-2.9%	2.2-3.0%	2.6-3.7%
Expected life	6.02 years	6.04 years	6.05 years

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

We have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assume the expected dividend yield to be zero. Since we were a private entity prior to our IPO in May 2009 with no historical data regarding the volatility of our own common stock price, we based the expected volatility on the historical and implied volatility of comparable companies from a representative industry peer group. We determined expected volatility of options granted using an average of the historical volatility measures of this peer group of companies. We based the risk-free rate of return on the average U.S. treasury yield curve for five- and seven-year terms for the years ended December 31, 2010, 2009 and 2008. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our common stock has been publicly traded. For all dates, we granted employees options at exercise prices equal to the fair value of the underlying common stock at the time of grant, as determined by our board of directors on a contemporaneous basis. To determine the fair value of our common stock prior to our IPO in May 2009, our board of directors considered many factors, including:

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

Restricted Stock Awards

The following table summarizes restricted stock activity under the 2008 Stock Plan:

	Number of Awards Outstanding	Weighted- Average Grant Date Fair Value Per Share
Unvested balances at December 31, 2009	3,753	$19.99
Restricted stock awards granted	—	—
Restricted stock awards vested	(2,502)	19.99
Restricted stock awards forfeited	(1,251)	19.99

Unvested balances at December 31, 2010	—	$—

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2010, there were no restricted stock awards outstanding. All previously outstanding restricted stock awards either vested as of the 2010 annual meeting of our stockholders held on May 21, 2010 or were forfeited prior to such time.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2008 Stock Plan:

	Number of Units Outstanding	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Unvested balances at December 31, 2009	—	$—
Restricted stock units granted	249,520	19.01
Restricted stock units vested	—	—
Restricted stock units forfeited	(31,115)	19.12

Unvested balances at December 31, 2010	218,405	$18.99	$4,204	9.22

The total unrecognized stock-based compensation expense related to unvested restricted stock units and subject to recognition in future periods was $3.0 million as of December 31, 2010 and we expect to recognize this expense over a weighted-average period of 3.14 years.

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

A reconciliation of the number of the numerator and denominator used in the calculation of basic and diluted earnings per share follows:

	Year Ended December 31,
	2010	2009	2008
(in thousands)
Basic earnings per share
Numerator:
Net income available to common stockholders	$44,746	$29,509	$11,383

Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share-available to common stockholders	68,664	51,042	28,137

Diluted earnings per share
Numerator:
Net income available to common stockholders	$44,746	$29,509	$11,383

Denominator:
Weighted-average shares used in computing basic earnings per share	68,664	51,042	28,137
Add options and restricted stock units to purchase common stock	4,198	5,782	4,515

Weighted-average shares used in computing diluted earnings per share-available to common stockholders	72,862	56,824	32,652

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Net income has been allocated to the common and preferred stock based on their respective rights to share in dividends. The conversion of the convertible preferred stock outstanding into 27,000,003 shares of common stock was not included in diluted earnings per share for the year ended December 31, 2008 under the if-converted method because the results would have been antidilutive.

Dilution from assumed exercises of stock options is dependent upon several factors, including the market price of our common stock. During the years ended December 31, 2010, 2009 and 2008, options to purchase approximately 1,362,000, 133,000 and 1,959,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and the excess tax benefit and thus the results would have been antidilutive. The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises.

On August 2, 2010, our board of directors approved a share repurchase program, authorizing us to purchase up to $25.0 million of our outstanding common stock. We were authorized to make purchases in the open market and purchases were funded from available working capital. The share repurchase program was completed in August 2010, and we repurchased 1.7 million shares of our common stock for an aggregate purchase price of $25.0 million. Shares were retired upon repurchase. In accordance with authorative guidance, we account for repurchases of our common stock by charging any excess of cost over par value entirely to additional paid-in capital in absence of retained earnings.

10. Employee Benefit Plan

In October 2008, we established a 401(k) matching program for all eligible employees. We match an amount equal to 100% of the employee’s contributions for the first 3%, and 50% for the next 2% of the employee’s total eligible compensation. The total contributions per participant per year were limited to $16,500 for 2010 and 2009 and $15,500 for 2008. We, as sponsor of the plan, use an independent third party to provide administrative services to the plan. We have the right to terminate the plan at any time. Employees are fully vested in all contributions to the plan. Our expense totaled approximately $0.8 million, $0.5 million and $86,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

11. Related Party Transactions

We have previously been required to pay management fees to certain stockholders pursuant to contractual agreements. We expensed $1.0 million for the year ended December 31, 2008 for these management fees. We also paid management fees and legal expenses incurred by our founder of $1.9 million and $0.7 million in 2009 and 2008, respectively. The management fees are no longer required to be paid due to the completion of our IPO in May 2009.

On August 31, 2006, we entered into a license agreement with NetSuite Inc. Under the terms of the agreement, we paid approximately $496,000, $699,000 and $471,000 for the years ended December 31, 2010, 2009 and 2008, respectively, for the use of their services. Our President and Chief Executive Officer became a member of NetSuite’s Board of Directors in September 2006.

We entered into a contract with salesforce.com, inc. on September 1, 2006 for use of their license and support. We paid $366,000, $241,000 and $194,000 to salesforce.com for the years ended December 31, 2010, 2009 and 2008, respectively. The then President and Chief Strategy Officer for salesforce.com became a member of our board of directors in January 2008.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

12. Income Taxes

U.S. and international components of income before income taxes were as follows:

	Year Ended December 31,
	2010	2009	2008
(in thousands)
U.S.	$51,422	$33,258	$28,985
International	9,728	6,647	4,037

Income before income taxes	$61,150	$39,905	$33,022

Income tax expense was composed of the following:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Current:
Federal	$17,452	$10,165	$11,068
State	294	233	200
International	841	288	431

	18,587	10,686	11,699
Deferred:
Federal	(1,990)	(665)	(941)
State	13	(10)	13
International	(206)	385	(54)

	(2,183)	(290)	(982)

	$16,404	$10,396	$10,717

The difference between the income tax expense derived by applying the federal statutory income tax rate to our income before income taxes and the amount recognized in our consolidated financial statements is as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Expense derived by applying the federal statutory income tax rate to income before income taxes	$21,402	$13,967	$11,558
State taxes, net of federal benefit	238	196	225
Permanent items	427	(236)	(808)
Research and development tax credits	(3,011)	(2,087)	(437)
Stock-based compensation	(148)	1	1,030
Effect of foreign operations	(2,504)	(1,445)	(851)

	$16,404	$10,396	$10,717

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

The components of the net deferred tax amounts recognized in the accompanying consolidated balance sheets were:

	December 31,
(in thousands)	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$36	$19
Accrued expenses	743	486
Stock-based compensation	2,771	3,237
Foreign royalty	19	—
Deferred revenue	405	309
Research and development credits	3,425	—

Total deferred tax assets	7,399	4,051

Deferred tax liabilities:
Property and equipment	788	637
Prepaid expenses	643	539
Amortization	1,608	521
Foreign royalty	—	177

Total deferred taxes liabilities	3,039	1,874

Net deferred tax asset	$4,360	$2,177

At December 31, 2010, we had net operating loss carry forwards for U.S. state income tax purposes of approximately $0.9 million which are all related to gross excess tax benefits from stock option exercises that have not been recorded. These U.S. state net operating losses are available to offset future U.S. state taxable income, if any, and begin to expire at various dates from 2025 through 2030. If these U.S. state net operating losses are subsequently realized, the benefit will be recorded to additional paid-in capital.

At December 31, 2010, we had research and development tax credit carry forwards of approximately $3.4 million which are available to offset future U.S. federal income tax, if any. These U.S. federal tax credits begin to expire in 2029.

We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2010 and 2009, we have not recorded a valuation allowance as it is more likely than not that the deferred tax assets will be realized.

We do not record federal income taxes on the undistributed earnings of our foreign subsidiaries that we consider to be permanently reinvested in foreign operations. The cumulative amount of these undistributed earnings was approximately $22.3 million, $11.8 million and $4.9 million at December 31, 2010, 2009 and 2008, respectively. The estimated amount of the deferred tax liability associated with these undistributed earnings would be approximately $6.5 million, $3.0 million and $1.3 million at December 31, 2010, 2009 and 2008, respectively, which includes a benefit related to foreign tax credits generated by the repatriation of foreign earnings.

At December 31, 2010 and 2009, we had $1.4 million and $0.4 million, respectively, of gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2010 and 2009, there was an insignificant amount accrued for interest and penalties related to unrecognized tax benefits.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

The aggregate changes in the balance of unrecognized tax benefits, excluding accrued interest, were as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Balance, beginning of year	$445	$188	$—
Increases for tax positions related to the current year	951	257	188
Increases for tax positions related to prior years	—	—	—
Decreases for tax positions related to prior years	—	—	—
Reductions due to lapsed statute of limitations	—	—	—

Balance, end of year	$1,396	$445	$188

As of December 31, 2010, there were no unrecognized tax benefits that we expect would change significantly over the next 12 months.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2009 tax years generally remain open and subject to examination by federal and foreign tax authorities. The 2006 through 2009 tax years generally remain open and subject by the state tax authorities. The statute of limitations for the 2006 Federal tax year expired during the quarter ended September 30, 2010. We are under audit by the Ireland Revenue Authority for the tax period beginning January 1, 2008 through December 31, 2009, and do not anticipate any material adjustments. Besides Ireland, we are not currently under audit in any major taxing jurisdictions.

13. Commitments and Contingencies

Leases

At December 31, 2010, future minimum lease payments under noncancellable operating leases were as follows:

(in thousands)
2011	$2,823
2012	2,828
2013	2,696
2014	2,645
2015	2,697
Thereafter	2,529

Total minimum lease payments	$16,218

Rent expense was $4.3 million, $3.5 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In conjunction with the corporate building lease agreement, we entered into a letter of credit agreement totaling $1.5 million. As of December 31, 2010, the letter of credit was unused.

Outstanding Obligations

At December 31, 2010 and 2009, we had outstanding purchase orders aggregating $3.4 million and $1.4 million, respectively, that represented purchases of software license and support fees, marketing activities, accounting and legal fees, corporate health insurance costs and computer hardware and software.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Legal Proceedings

From time to time, we have been and may be involved in various legal proceedings arising in our ordinary course of business.

On September 13, 2010, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (“Uniloc”) brought a lawsuit against SolarWinds, Inc. and SolarWinds Worldwide, LLC (collectively, “SolarWinds”) and several other defendants in the United States District Court for the Eastern District of Texas. The complaint filed by Uniloc alleges that SolarWinds and each of the other fifteen named defendants’ software infringe U.S. patent 5,490,216 allegedly owned by Uniloc. Uniloc alleges that SolarWinds’ software, specifically its license key system, infringes upon this patent that utilizes a system for activating software products through a registration process. Uniloc has brought a series of lawsuits against numerous software companies around the world and the infringement and damages related to the patent at issue in the case is currently being challenged. Because this lawsuit is in its initial stages, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.

On October 15, 2010, a lawsuit was filed on behalf of Daniel Richardson against SolarWinds, Inc. and certain of its current and former officers in the United States District Court for the Northern District of Texas. The lawsuit was filed on behalf of Richardson and a purported class of all persons who purchased or acquired shares of common stock of SolarWinds, Inc. between February 8, 2010, and July 21, 2010 and alleges that SolarWinds, Inc. and certain of its officers and/or directors violated the securities laws by “issu[ing] materially false and misleading statements regarding [SolarWinds, Inc.’s] operations and its business and financial results and outlook” and therefore “misled investors by misrepresenting and failing to disclose material problems with … sales to the United States federal government . . .[and] problems with [its] sales management team.” The plaintiff is seeking certification of the putative class, unspecified compensatory damages, interest and costs, as well as ancillary relief. Because this lawsuit is in its initial stage, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously. We believe that the claims asserted have no merit.

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

Other

We entered into an agreement to purchase certain assets of Tek-Tools in January 2010. The purchase agreement included two earnout payments as follows: (i) up to $2.0 million of cash to be paid upon the achievement of sales milestones for 2010 and (ii) up to $2.0 million of cash to be paid upon the receipt of certain third-party consents. The $1.7 million recorded at the time of the acquisition represented the present value of the sales milestone earnout. This is based on the weighted average cost of capital discount rate reduced by the risk of achieving a sales-based milestone. In 2010, we recorded a $0.3 million fair value adjustment due to the passage of time in other income (expense) in our consolidated statement of income. At December 31, 2010, the acquisition earnout was recorded at $4.0 million in the aggregate. The $4.0 million earnout was paid in February 2011.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

14. Operating Segment and Geographic Information

We operate as a single segment. Our chief operating decision-maker is considered to be our Chief Executive Officer. The chief operating decision-maker allocates resources and assesses performance of the business at the consolidated level.

The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer reviews financial information including profit and loss information on a consolidated basis, accompanied by revenue information by product and by geography, for purposes of allocating resources and evaluating financial performance. We have one business activity, and there are no segment managers who are held accountable for operations, operating results or components below the consolidated unit level. Accordingly, we considered ourselves to be in a single operating and reporting segment structure.

We based revenue by geography on the billing address of each customer. The following table sets forth revenue and our net long-lived tangible assets by geographic area:

	Year Ended December 31,
	2010	2009	2008
(in thousands)
Revenue
United States, country of domicile	$109,110	$85,188	$68,484
International	43,283	31,258	24,651

Total revenue	$152,393	$116,446	$93,135

	December 31,
	2010	2009	2008
Long-lived tangible assets, net
United States, country of domicile	$4,942	$4,747	$3,930
International	1,760	1,659	1,248

Total long-lived tangible assets, net	$6,702	$6,406	$5,178

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Quarterly Results of Operations

The following table sets forth our unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters ended December 31, 2010. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
(in thousands, except per share data-unaudited)
Revenue	$41,406	$41,154	$35,508	$34,325	$32,979	$32,350	$27,042	$24,075
Gross profit	39,132	39,117	33,588	32,626	31,704	31,087	25,849	22,946
Income before income taxes	18,334	18,071	12,018	12,727	6,529	14,529	10,261	8,586
Net income	15,314	12,159	8,336	8,937	6,548	10,155	6,818	5,988
Basic earnings per share available to common stockholders	$0.22	$0.18	$0.12	$0.13	$0.10	$0.16	$0.15	$0.11
Diluted earnings per share available to common stockholders	$0.21	$0.17	$0.11	$0.12	$0.09	$0.14	$0.13	$0.09
Shares used in computation of basic earnings per share available to common stockholders	70,503	68,668	68,202	67,268	65,661	65,045	44,907	28,180
Shares used in computation of diluted earnings per share available to common stockholders	73,041	72,511	73,287	72,851	71,935	71,794	50,952	33,518

16. Subsequent Event

In January 2011, we acquired Hyper9, Inc. for approximately $23.0 million in cash and contingent consideration ranging from $0 to $7.0 million based on sales milestones for fiscal year 2011 to be paid in the first quarter of 2012. By acquiring Hyper9, this increased our product offerings to include low cost virtualization management software. The transaction will be accounted for under the acquisition method of accounting. Accordingly, the results of operations of Hyper9 since the date of acquisition will be included in our consolidated financial statements at March 31, 2011. All of the assets acquired and liabilities assumed in the transaction will be recognized at their acquisition date fair values which are not finalized at this time due to the timing of the acquisition.

SOLARWINDS, INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Beginning Balance	Additions (Recoveries Charged to Operations)	Write-offs	Ending Balance
Allowance for doubtful accounts, customers and other:
Year ended December 31, 2008	$230	$511	$624	$117
Year ended December 31, 2009	117	161	129	149
Year ended December 31, 2010	149	189	137	201

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1(1)	Stock Purchase Agreement by and among SolarWinds Worldwide, LLC (as successor in interest to the Registrant), Neon Software, Inc., each of the shareholders of Neon Software, Inc. and U.S. Bank, National Association, dated May 14, 2007

2.2(2)	Asset Purchase Agreement by and among the Registrant, SolarWinds Worldwide, LLC, SolarWinds Software Europe (Holdings) Limited, SolarWinds Software Europe Limited, Tek-Tools, Inc., the shareholders of Tek-Tools, Inc., and U.S. Bank, National Association, dated January 26, 2010

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Specimen Common Stock Certificate of the Registrant

4.2(1)	Stockholders Agreement by and among the Registrant and certain preferred and common stock holders, dated December 13, 2005, with Amendment No. 1 to Stockholders Agreement, dated March 13, 2008

4.3(1)	Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated December 13, 2005, with Amendment No. 1 to the Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated December 20, 2006

4.4(3)	Waiver under Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated October 25, 2009

4.5(1)	Stock Purchase Agreement by and among the Registrant and certain common and preferred stockholders, dated March 14, 2008

10.1(1)	Form of Indemnification Agreement for directors and officers

10.2(1)	Indemnification Agreement by and between the Registrant and Donald C. Yonce, dated July 22, 2008

10.3(1)	Amended and Restated Stock Incentive Plan #

10.4(1)	Form of Stock Option Agreement under Amended and Restated Stock Incentive Plan (Standard Form) #

10.5(1)	Form of Stock Option Agreement under Amended and Restated Stock Incentive Plan (Early Exercise Form) #

10.6(1)	2008 Equity Incentive Plan #

10.7(1)	Form of Stock Option Agreement under 2008 Equity Incentive Plan #

10.8(1)	Form of Restricted Stock Purchase Agreement under 2008 Equity Incentive Plan #

10.9(1)	Form of Restricted Stock Unit Agreement under 2008 Equity Incentive Plan

10.10(4)	Registrant Bonus Plan #

10.11(1)	Employment Agreement between SolarWinds Worldwide, LLC and Michael S. Bennett, dated May 11, 2006 #

10.12(5)	Severance Agreement and Release between the Registrant, SolarWinds Worldwide, LLC and Michael S. Bennett dated June 30, 2010 #

10.13	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Kevin B. Thompson, dated February 23, 2011 #

10.14(6)	Employment Agreement between SolarWinds Worldwide, LLC and Michael J. Berry, dated February 8, 2010 #

10.15	Amendment to Employment Agreement between SolarWinds Worldwide, LLC and Michael J. Berry, dated February 23, 2011 #

10.16(7)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Kenny L. Van Zant, dated April 30, 2010 #

Exhibit Number	Exhibit Title

10.17	Amended and Restated Employment Agreement between the Registrant, SolarWinds Worldwide, LLC, SolarWinds Australia Pty. Ltd. and Douglas G. Hibberd, dated January 31, 2011 #

10.17A	Amendment to Amended and Restated Employment Agreement between the Registrant, SolarWinds Worldwide, LLC, SolarWinds Australia Pty. Ltd. and Douglas G. Hibberd, dated February 25, 2011 #

10.18(1)	Employment Agreement between SolarWinds Worldwide, LLC and Rita J. Selvaggi, dated July 2006 #

10.19	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and J. Barton Kalsu, dated February 23, 2011 #

10.20	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Bryan A. Sims, dated February 23, 2011 #

10.21	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Paul Strelzick, dated February 23, 2011 #

10.22(1)	Consulting Agreement and Release between SolarWinds Worldwide, LLC and Karen L. White, dated April 14, 2009 #

10.23(1)	Lease between SolarWinds Worldwide, LLC (as successor in interest to the Registrant) and Brandywine Acquisition Partners, LP, dated as of February 6, 2008

10.24(1)	Second Amendment to Lease between SolarWinds Worldwide, LLC and Brandywine Acquisition Partners, LP, dated as of March 3, 2009

10.25(1)	License Agreement between SolarWinds Worldwide, LLC (as successor in interest to the Registrant) and NetSuite Inc., dated August 31, 2006

10.26(1)	Master Subscription Agreement between SolarWinds Worldwide, LLC (as successor in interest to the Registrant), salesforce.com, inc. and salesforce.com Sarl

21.1	List of subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-149851) and all amendments thereto declared effective on May 19, 2009.
(2)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2010.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162661) and all amendments thereto declared effective on November 12, 2009.
(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2010.
(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2010.
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2010.
(7)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2010.
#	Indicates management contract or compensatory plan or arrangement.