Form 10-Q
period 2011-03-31
SolarWinds, Inc.
filed 2011-05-06
CIK 1428669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On May 2, 2011, 72,673,060 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS, INC.

Safe Harbor Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may be signified by terms such as “anticipates,” “believes,” “could,” “continues,” “seeks,” “estimates,” “expects,” “intends,” “may,” “hopes,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those summarized under Risk Factors in our annual report on Form 10-K for the year ended December 31, 2010 and this quarterly report on Form 10-Q. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by federal securities laws, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SolarWinds, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

(Unaudited)

	000,000	000,000
	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$143,317	$142,003
Accounts receivable, net of allowances of $196 and $201 as of March 31, 2011 and December 31, 2010, respectively	20,830	20,255
Income tax receivable	9,068	10,350
Deferred taxes	318	261
Other current assets	1,996	3,210

Total current assets	175,529	176,079
Property and equipment, net	6,833	6,702
Deferred taxes	7,805	4,099
Goodwill	55,399	40,424
Intangible assets and other, net	28,415	20,173

Total assets	$273,981	$247,477

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,893	$2,150
Accrued liabilities	6,188	8,588
Accrued earnout	3,938	4,000
Income taxes payable	897	555
Current portion of deferred revenue	56,807	52,583

Total current liabilities	69,723	67,876
Long-term liabilities:
Deferred revenue, net of current portion	3,237	3,175
Other long-term liabilities	1,087	817

Total liabilities	74,047	71,868
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 72,591,764 and 71,658,808 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	73	72
Additional paid-in capital	177,398	165,972
Accumulated other comprehensive income (loss)	237	(1,256)
Accumulated earnings	22,226	10,821

Total stockholders’ equity	199,934	175,609

Total liabilities and stockholders’ equity	$273,981	$247,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
License	$20,380	$17,621
Maintenance and other	22,598	16,704

Total revenue	42,978	34,325
Cost of license revenue	765	355
Cost of maintenance and other revenue	1,721	1,344

Gross profit	40,492	32,626
Operating expenses:
Sales and marketing	11,727	10,249
Research and development	5,038	3,627
General and administrative	6,670	5,321

Total operating expenses	23,435	19,197

Operating income	17,057	13,429
Other income (expense):
Interest income	55	33
Interest expense	—	(783)
Other income (expense)	(306)	48

Total other income (expense)	(251)	(702)

Income before income taxes	16,806	12,727
Income tax expense	5,096	3,790

Net income	$11,710	$8,937

Net income per share:
Basic earnings per share	$0.16	$0.13

Diluted earnings per share	$0.16	$0.12

Weighted shares used to compute net income per share:
Shares used in computation of basic earnings per share	72,368	67,268

Shares used in computation of diluted earnings per share	74,003	72,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$11,710	$8,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,832	1,104
Provision for doubtful accounts	(11)	24
Stock-based compensation expense	2,669	2,321
Deferred taxes	(472)	(680)
Excess tax benefit from stock-based compensation	(3,565)	(3,883)
Other non-cash expenses	110	304
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(288)	(3,460)
Income taxes receivable	10	100
Prepaid income taxes	—	3,868
Prepaid and other current assets	1,420	(523)
Accounts payable	(278)	(760)
Accrued liabilities	(2,885)	391
Accrued interest payable	—	(14)
Income taxes payable	5,421	4,449
Deferred revenue and other liabilities	3,193	3,745

Net cash provided by operating activities	18,866	15,923
Cash flows from investing activities
Purchases of property and equipment	(598)	(582)
Purchases of intangible assets and other	(108)	(101)
Acquisition of businesses	(23,000)	(28,039)
Earnout payments for acquisitions	(3,743)	—

Net cash used in investing activities	(27,449)	(28,722)
Cash flows from financing activities
Repurchase of common stock	(305)	—
Exercise of stock options	5,193	3,269
Excess tax benefit from stock-based compensation	3,565	3,883
Repayment of long-term debt	—	(19,097)
Repayments of capital lease obligations	—	(7)

Net cash provided by (used in) financing activities	8,453	(11,952)
Effect of exchange rate changes on cash and cash equivalents	1,444	(949)

Net increase (decrease) in cash and cash equivalents	1,314	(25,700)
Cash and cash equivalents
Beginning of period	142,003	129,788

End of period	$143,317	$104,088

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$538

Cash paid (received) for income taxes	$88	$(3,947)

Noncash investing and financing transactions
Accrued earnout (Note 5)	$3,938	$3,743

Stock issued for acquisition	$—	$9,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

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

Basis of Presentation

We prepared our interim condensed consolidated financial statements in conformity with United States of America generally accepted accounting principles, or GAAP, and reporting regulations of the Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:

•	the valuation of goodwill, intangibles, long-lived assets and contingent consideration;
•	revenue recognition;
•	stock-based compensation;
•	income taxes; and
•	loss contingencies.

The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their respective fair values, due to the short-term nature of these instruments.

We apply the authoritative guidance on fair value measurements for financial assets and liabilities and non-financial assets and liabilities, such as goodwill, intangible assets and property, plant and equipment that are measured at fair value on a non-recurring basis. The guidance defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosure surrounding fair value calculations.

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

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010:

	Basis of Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Description	(in thousands)
Cash equivalents – money market funds	$107,000	$107,000	$—	$—
Accrued earnout (Hyper9)	$(3,938)	$—	$—	$(3,938)

The fair value of the contingent consideration related to the acquisition of Hyper9, Inc., or Hyper9, was recorded in our condensed consolidated balance sheet as of March 31, 2011 as an accrued earnout (see Note 5 for further details on the determination of fair value). As of March 31, 2011, there have been no changes in the potential outcomes for payment since the acquisition.

	Basis of Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Description	(in thousands)
Cash equivalents – money market funds	$106,200	$106,200	$—	$—
Accrued earnout (Tek-Tools)	$(4,000)	$—	$—	$(4,000)

In February 2011, we paid $4.0 million of cash upon the achievement of certain performance criteria related to the acquisition of assets from Tek-Tools, Inc. in January 2010. This contingent consideration was recorded at fair value in the first quarter of 2010 as an accrued acquisition earnout of $3.7 million. The change in the fair value of the contingent consideration of $0.3 million due to the passage of time was recorded in other income (expense) in our consolidated statement of income for the year ended December 31, 2010. Therefore, in accordance with authoritative guidance, the $3.7 million earnout is reflected in cash flows from investing activities and the $0.3 million change in fair value is reflected in cash flows from operating activities in the condensed consolidated statement of cash flows for the three months ended March 31, 2011.

A reconciliation of the beginning and ending balances of acquisition accrued earnouts using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 follows:

(in thousands)
Balance at December 31, 2010	$4,000
Tek-tools accrued earnout payment	(4,000)
Hyper9 accrued earnout accrual	3,938

Balance at March 31, 2011	$3,938

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Cumulative foreign currency translation adjustments, net of tax, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The table below provides a reconciliation of net income to comprehensive income.

	Three Months Ended March 31,
(in thousands)	2011	2010
Net income	$11,710	$8,937
Foreign currency translation adjustment	1,493	(611)

Comprehensive income	$13,203	$8,326

Stock-Based Compensation

        We have granted our employees and directors stock-based incentive awards. These awards are in the form of stock options, restricted stock and restricted stock units. We measure stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards on the date of grant. The fair value of stock option awards are estimated using a Black-Scholes valuation model. The fair value of restricted stock and restricted stock unit awards is determined using the fair market value of our common stock based on the quoted market price on the date of grant. Stock-based compensation expense reduced income before income taxes by $2.7 million and $2.3 million for the three months ended March 31, 2011 and 2010, respectively.

        An excess tax benefit arises when the tax deduction related to a stock option award is greater than the award’s original grant date fair value pursuant to the authoritative guidance. For financial reporting purposes, this excess tax benefit is not recorded as a tax benefit in our condensed consolidated statements of income and is, instead, treated as additional paid-in capital in our condensed consolidated balance sheets. The excess tax benefit recognized from the exercise of stock option awards was $3.6 million and $3.9 million for the three months ended March 31, 2011 and 2010, respectively. These excess tax benefits are a reduction to our cash payments related to income taxes and must be reported as cash flows from financing activities in our condensed consolidated statements of cash flows.

Income Taxes

We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of our assets and liabilities.

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

We follow the authoritative guidance on accounting for uncertainty in income taxes recognized in our financial statements which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.

2. Business Combinations

On January 14, 2011, we acquired Hyper9 for approximately $23.0 million in cash and contingent consideration ranging from $0 to $7.0 million. The contingent consideration fair value was $3.9 million and was recorded in our condensed consolidated balance sheet as of March 31, 2011. See Note 5 for a further discussion of outstanding obligations related to the Hyper9 acquisition. We also incurred $0.7 million in acquisition related costs and an additional $0.3 million of other acquisition costs, primarily consisting of lease abandonment costs, which are included in general and administrative expense in our condensed consolidated statement of income for the three months ended March 31, 2011. The acquisition was financed with cash flows from operations.

Hyper9 increased our product offerings to include virtualization management software and eliminated the normal time to market required to develop a new software product. We accounted for the Hyper9 acquisition using the purchase method of accounting. We allocated the purchase price to the assets acquired, including intangible assets, and liabilities assumed based on estimated fair values at the date of the acquisition. We estimated the value of assets and liabilities based on purchase price and future intended use. We derived the value of intangible assets from the present value of estimated future benefits from the various intangible assets acquired. The weighted average amortization period for the intangible assets acquired was 6.8 years. The purchase price allocation of the assets acquired, including goodwill, is preliminary due to the pending completion of the valuation of intangible assets. We included the operating results of Hyper9 in our condensed consolidated financial statements from the effective date of the acquisition.

We allocated the purchase price for Hyper9 as follows:

	Fair Value (in thousands)	Useful Life (in years)
Intangible assets
Developed product technologies	$7,978	7
Customer relationships	560	6
Non-competition covenant	462	5
Goodwill	14,663	—
Deferred revenue	(258)	—
Net other assets	3,533	—

Total purchase price	$26,938

Goodwill represents the excess of the purchase price over the aggregate fair value of the net identifiable assets acquired and is not deductible for tax purposes. Goodwill for Hyper9 resulted primarily from our expectations that we will now be able to offer our customers products that provide virtualization management. Additionally, the Hyper9 products will be used to attract new customers for our entire line of products. We have integrated the Hyper9 business into our broader IT infrastructure management business eliminating overlapping processes and expenses and integrating its’ products and sales efforts. Therefore, there are no separate revenue and earnings for Hyper9 since the integration. The pro forma effects of Hyper9 would not have been material to our results of operations for the three months ended March 31, 2011 and 2010, and therefore are not presented.

At March 31, 2011 and December 31, 2010, we had goodwill in the amounts of $55.4 million and $40.4 million, respectively. The increase in goodwill in the first quarter of 2011 consisted of $14.7 million of goodwill associated with the Hyper9 acquisition along with a $0.3 million increase from exchange rate fluctuations upon consolidation of goodwill recorded in our foreign subsidiaries. We assess goodwill for impairment annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. No impairment was noted for our reporting unit at March 31, 2011.

The following table reflects the changes in goodwill for the three months ended March 31, 2011:

(in thousands)
Balance at December 31, 2010	$40,424
Hyper9 acquisition	14,663
Foreign currency translation adjustment	312

Balance at March 31, 2011	$55,399

3. Earnings Per Share

We computed basic earnings per share using the weighted-average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and vesting of restricted stock units.

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

A reconciliation of the number of the numerator and denominator used in the calculation of basic and diluted earnings per share follows:

	Three Months Ended March 31,
	2011	2010
(in thousands)
Basic earnings per share
Numerator:
Net income	$11,710	$8,937

Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	72,368	67,268

Diluted earnings per share
Numerator:
Net income	$11,710	$8,937

Denominator:
Weighted-average shares used in computing basic earnings per share	72,368	67,268
Add options and restricted stock units to purchase common stock	1,635	5,583

Weighted-average shares used in computing diluted earnings per share	74,003	72,851

Dilution from assumed exercises of stock options and vesting of restricted stock units is dependent upon several factors, including the market price of our common stock. During the three months ended March 31, 2011 and 2010, stock-based incentive awards of approximately 1,605,000 and 1,125,000, respectively, were outstanding, but were not included in the computation of diluted earnings per share. The awards were not included because the average market price of the underlying stock did not exceed the sum of the exercise price, unrecognized compensation expense and the excess tax benefit and, thus, the results would have been anti-dilutive. The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options and vesting of restricted stock units. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises and vesting of restricted stock units.

4. Income Taxes

For the three months ended March 31, 2011, we recorded $5.1 million of income tax expense, resulting in an effective tax rate of 30.3%. For the three months ended March 31, 2010, we recorded $3.8 million of income tax expense, resulting in an effective tax rate of 29.8%. The increase in the effective tax rate from the three months ended March 31, 2010, compared to the three months ended March 31, 2011, was attributable to an increase in permanent items that are non-deductible for tax purposes and are partially offset by the re-enacted U.S. research and development tax credit.

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. In the three months ended March 31, 2011 and 2010, interest and penalties recorded were not significant. As of March 31, 2011, we accrued an insignificant amount for the payment of interest related to unrecognized tax benefits.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2009 tax years remain open and subject to examination by federal and foreign tax authorities. The 2006 through 2009 tax years, generally, remain open and subject to examination by the state tax authorities. The audit by the Ireland Revenue Authority for the period beginning January 1, 2008 through December 31, 2009 was closed, with no adjustments, during the three months ended March 31, 2011. We are not currently under audit in any major taxing jurisdiction.

5. Commitments and Contingencies

Legal Proceedings

From time to time, we have been and may be involved in various legal proceedings arising from our ordinary course of business.

On September 13, 2010, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (collectively, “Uniloc”) brought a lawsuit against SolarWinds, Inc. and SolarWinds Worldwide, LLC (collectively, “SolarWinds”) and several other defendants in the United States District Court for the Eastern District of Texas. The complaint filed by Uniloc alleges that SolarWinds’ and each of the other named defendants’ software infringe U.S. patent 5,490,216 allegedly owned by Uniloc. Uniloc alleges that SolarWinds’ software, specifically its license key system, infringes upon this patent that utilizes a system for activating software products through a registration process. Uniloc has brought a series of lawsuits against numerous software companies around the

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

world and the infringement and damages related to the patent at issue in the case are currently being challenged in the United States Court of Appeals for the Federal Circuit. Because this lawsuit is in its initial stages, an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated. We intend to contest the claims associated with this lawsuit vigorously.

On October 15, 2010, a lawsuit was filed on behalf of Daniel Richardson against SolarWinds, Inc. and certain of its current and former officers in the United States District Court for the Northern District of Texas. The lawsuit was filed on behalf of Richardson and a purported class of all persons who purchased or acquired shares of common stock of SolarWinds, Inc. between February 8, 2010 and July 21, 2010 and alleges that SolarWinds, Inc. and certain of its officers and/or directors violated the securities laws by “issu[ing] materially false and misleading statements regarding [SolarWinds, Inc.’s] operations and its business and financial results and outlook” and, therefore, “misled investors by misrepresenting and failing to disclose material problems with … sales to the United States federal government . . .[and] problems with [its] sales management team.” Because this lawsuit is in its initial stages, an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated. We intend to contest the claims associated with this lawsuit vigorously. We believe that the claims asserted have no merit.

As each of these matters is in an early stage, we are currently unable to determine if the resolution of these matters will have an adverse effect on our financial position, liquidity or results of operations. We currently have no other material legal proceedings pending other than the matters described above.

Other

In January 2011, we acquired Hyper9 for approximately $23.0 million in cash and contingent consideration ranging from $0 to $7.0 million based on sales milestones for fiscal year 2011 that will be paid, if at all, in the first quarter of 2012. The payment is recorded at fair value in our condensed consolidated balance sheet as of March 31, 2011, as an accrued acquisition earnout of $3.9 million. The fair value is determined using the income approach with significant inputs that are not observable in the market. Key assumptions include discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which requires adjustment over the life of the accrued earnout for changes in risks and probabilities. We will record any fair value adjustments due to the passage of time or changes in outcomes in other income (expense) in our condensed consolidated statements of income throughout 2011.

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

As a core part of our strategy, we employ a highly efficient product development process, a scalable marketing model and a high-volume, transaction-oriented inside sales model that have allowed us to drive and support rapid growth in our business at high operating margins while offering our products at prices that are typically significantly lower than competing frameworks. Our trailing 12-month average transaction size for new license sales, excluding our Kiwi Syslog Server and Kiwi CatTools products, in each quarter during 2010 and the first quarter of 2011 was less than $8,500. We manage our business with a culture and systems that are focused on metrics, helping us to achieve consistency in our execution.

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

Throughout 2011, we will continue to focus on the significant growth opportunities in the IT infrastructure management market while expanding our customer base and brand awareness in the network, application, storage resource and virtualization management markets. We are in the initial phases of localizing our products with country-specific product documentation, websites and marketing material. We believe our market penetration is low in all geographic and end user markets in which we sell products. We anticipate continuing our international expansion to further market, sell and develop our products. In the new markets we have entered, we will continue our strategy of delivering powerful, easy to use and affordable software along with leveraging the web as the primary method to reach potential customers.

Key Financial Highlights

Key financial highlights for the first quarter of 2011 include the following:

•	Total revenue was $43.0 million in the first quarter of 2011 compared to $34.3 million in the first quarter of 2010;

•	Operating income was $17.1 million in the first quarter of 2011 compared to $13.4 million in the first quarter of 2010;

•	Net income was $11.7 million in the first quarter of 2011 compared to $8.9 million in the first quarter of 2010; and

•	Net income was $0.16 per share on a fully diluted basis for the first quarter of 2011 compared to $0.12 per share on a fully diluted basis for the first quarter of 2010.

Key Business Metrics

We review a number of key business metrics to help us monitor the performance of our business model and to identify trends affecting our business. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

Average Transaction Size for New License Sales. We focus our sales, marketing and research and development efforts on IT professionals in organizations of all sizes, with the goal of driving purchases of our software by these IT professionals in very short sales cycles with minimal levels of approval. In addition, many of our customers make small initial purchases of our software to manage specific components of their networks and, then, make additional purchases over time to expand the use of the product that they purchased or to buy additional software products from us. We measure the average transaction size for new license sales on a frequent basis as an indicator of the success of these efforts and to ensure the effectiveness of our marketing and sales model. We define a transaction as each invoice issued for the sale of one or more of our products.

We exclude our Kiwi Syslog Server and Kiwi CatTools products from our calculation of average transaction size for new license sales because these products sell at a much lower price point than our core products, defined as transactions that include Orion, an Orion module, Profiler products or Virtualization Manager. Including these Kiwi products would have a significant impact on the average transaction size for new license sales in those periods in which we sold the products despite representing only a small portion of our revenue. By excluding our Kiwi products, we believe that management can better evaluate our core business without the variations imposed by the Kiwi products.

The average transaction size for new license sales for our business fluctuates on a quarterly basis. This fluctuation occurs as a result of the varying mix of product sales to businesses of varying sizes. This fluctuation is especially characteristic in our U.S. federal government business. Finally, we review the average transaction size for new license sales on a trailing 12-month basis to eliminate the quarterly variability in our transaction mix.

Non-GAAP Operating Income. Our management uses non-GAAP operating income to measure our performance. Because non-GAAP operating income excludes certain non-cash expenses such as amortization, stock-based compensation and certain expenses that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. We use non-GAAP operating income in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income is not determined in accordance with GAAP and is not a substitute for, or superior to, financial measures determined in accordance with GAAP. For further discussion regarding non-GAAP operating income and a reconciliation of non-GAAP operating income to operating income, see the discussion under the caption “Non-GAAP Financial Measures” included later in this Item 2.

Revenue Growth. We have employed a differentiated business model for marketing and selling high volumes of enterprise-class software, which is focused on rapid revenue growth at high operating margins. We regularly review our total revenue growth to measure our success. We have built a pricing model for our products that aims to maximize our recurring revenue and the value of a customer over time and not upfront license revenue. This pricing model is an important component of our financial model. These models are based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our core enterprise-class network and IT management products.

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

We expect our trailing 12-month average transaction size for new license sales to increase in the 15-20% range over the next several quarters due to a higher growth rate in average transaction size in the commercial business and as we continue to emphasize sales of our core products and to drive sales of multiple products per transaction. In addition, sales of the storage and virtualization products we acquired from Tek-Tools and Hyper9 may also contribute to this growth as the average transaction size for new license sales on these products is currently higher than our Orion family of products.

While recent statistics may indicate that the United States and certain international economies are showing some signs of stabilization, we believe there remains significant uncertainty regarding the extent and timing of an economic recovery in certain geographic regions. In these regions, we believe that difficult economic conditions may adversely affect the sales of our products, but could offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of many competing products.

We expect the U.S. federal government to continue to be a significant market opportunity, as we believe the ease of deployment, power and scalability of our products gives us an enhanced opportunity to sell to various agencies and departments of the U.S. federal government. We continue to expect inconsistency in the buying pattern of the U.S. federal government for larger transactions with our products. In addition, our sales to the U.S. federal government are largely dependent on systems integrators, distributors and resellers whose purchases from us have been difficult to predict. We may, therefore, be unable to predict accurately when and if the purchase orders from the U.S. federal government will be received.

Key Components of Our Results of Operations

Sources of Revenue

Our revenue is primarily comprised of license and maintenance revenue. We license our software under perpetual licenses, which ordinarily include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new licenses and upgrades to our software. We have experienced annual and quarterly growth in license revenue. Customers can renew, and generally have renewed, their maintenance agreements for annual periods at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. Maintenance revenue is an important source of our future revenue. We have experienced strong and consistent annual and quarterly growth in maintenance and other revenue. Because our maintenance base grew during 2010 and the first quarter of 2011 due to new license sales and high customer retention, we expect maintenance revenue to continue to increase in future periods.

Cost of Revenue

Cost of revenue primarily consists of personnel costs related to providing technical support services and amortization of acquired developed product technologies. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for technical support personnel, as well as an allocation of our facilities, information technology and other overhead costs and our employee benefit costs. We allocate stock-based compensation expense and related employer-paid payroll taxes to personnel costs based on the expense category in which the option holder works. We allocate overhead, such as rent, computer and other technology costs, and employee benefit costs to personnel costs in each expense category based on worldwide headcount in that category. We expect our cost of revenue to increase in absolute dollars, but to remain relatively stable as a percentage of revenue in future periods.

Operating Expenses

We classify our operating expenses into three categories: sales and marketing; research and development; and general and administrative.

Our operating expenses primarily consist of personnel costs, contract research and development costs, marketing program costs and legal, accounting, consulting and other professional service fees. Personnel costs for each category of operating expenses include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for personnel in that category, as well as an allocation of our facilities, information technology and other overhead costs and our employee benefit costs. We allocate stock-based compensation expense resulting from the amortization of the fair value of options and restricted stock units, or RSUs, granted based on how we categorize the department in which the option or RSU holder works. We allocate overhead, such as rent, computer and other technology costs and employee benefit costs, to each expense category based on worldwide headcount in that category.

Our operating expenses increased in absolute dollars and decreased as a percentage of revenue in the three months ended March 31, 2011, compared to the same period in 2010, as we have continued to build infrastructure and add employees through acquisitions and internal growth across all departments in order to accelerate and support our growth. The number of full-time employees as of March 31, 2011, was 471, as compared to 425, as of March 31, 2010. We will continue to make investments in our business by expanding our direct inside sales force domestically and internationally, increasing our marketing operations and programs and adding research and development personnel worldwide which will increase our operating expenses. We expect our operating expenses in future periods to continue to increase in absolute dollars, to be higher as a percentage of revenue if we acquire additional companies, and as we integrate the businesses.

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives, commissions earned by our sales personnel, the cost of marketing programs such as paid search, search engine optimization and management, trade shows, webinars and the cost of business development programs. We expect to continue to hire sales personnel in the United States and in our international sales offices. We expect to continue to invest in our marketing programs to drive customer downloads and support our new product launches.

Research and Development. Research and development expenses primarily consist of personnel costs for our product development employees and executives and fees to our contract development vendors in Eastern Europe. We have devoted our development efforts primarily to expanding our product line and increasing the functionality and enhancing the ease-of-use of our software products. In 2008, we opened a development center in the Czech Republic to take advantage of low labor rates and strong technical talent. We also acquired research and development personnel in New Zealand, India and the United States as part of our acquisitions. Since establishing our research and development center in the Czech Republic, and as a result of our acquisitions, we have significantly increased our research and development employee headcount and relied less on our Eastern European contract development vendors for research and development personnel. We expect to continue to invest in our research and development activities by hiring engineers in the United States and in our international locations.

General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel, as well as legal, accounting and other professional service fees and other corporate expenses. We expect to incur higher administrative costs in future periods as our business continues to grow both organically and through acquisitions. In addition, we intend to continue to grant equity awards to our current executives and employees and those who join us in the future through acquisitions or otherwise, which will result in additional stock-based compensation expense.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense and foreign exchange gains (losses). Interest income represents interest received on our cash and cash equivalents. Interest expense in the first quarter of 2010 was associated with our outstanding long-term debt which was paid in full in May 2010. Foreign exchange gains (losses) relate to expenses and billing transactions denominated in currencies other than the functional currency of the associated subsidiary.

Income Tax Expense

Income tax expense primarily consists of corporate income taxes related to profits resulting from the sale of our software offerings by our United States and Irish entities. The rate of taxation on income earned by our United States entity is higher than the rate of taxation on income earned by our Irish entity. If our international income, as a percentage of total income, increases as we expect, then our effective income tax rate should correspondingly decline. However, our effective tax rate may be affected by many factors, such as changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international structure, shifts in the amount of taxable income earned in the United States, as compared with other regions in the world, and changes in overall levels of income before tax.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that these accounting policies requiring significant management judgment are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. These critical accounting policies are:

•	Valuation of goodwill, intangibles, long-lived assets and contingent consideration;

•	Revenue recognition;

•	Stock-based compensation;

•	Income taxes; and

•	Loss contingencies.

Other than the additional policy set forth below, a full description of our critical accounting policies that involve significant management judgment appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” There have been no changes to our critical accounting policies and estimates since that time other than the addition of the following:

Loss contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We record a charge equal to the minimum estimated liability for litigation costs or a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of our condensed consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

From time to time, we are involved in disputes, litigation, and other legal actions. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses. For a discussion of current litigation, see Note 5, Commitments and Contingencies, under the heading “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2011 and 2010

The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Three Months Ended
	March 31, 2011	% of Revenue	March 31, 2010	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$20,380	47.4%	$17,621	51.3%	$2,759
Maintenance and other	22,598	52.6	16,704	48.7	5,894

Total revenue	42,978	100.0	34,325	100.0	8,653
Cost of revenue	2,486	5.8	1,699	4.9	787

Gross profit	40,492	94.2	32,626	95.1	7,866

Operating expenses:
Sales and marketing	11,727	27.3	10,249	29.9	1,478
Research and development	5,038	11.7	3,627	10.6	1,411
General and administrative	6,670	15.5	5,321	15.5	1,349

Total operating expenses	23,435	54.5	19,197	55.9	4,238

Operating income	17,057	39.7	13,429	39.1	3,628

Other income (expense):
Interest income	55	0.1	33	0.1	22
Interest expense	—	—	(783)	(2.3)	783
Other income (expense)	(306)	(0.7)	48	0.1	(354)

Total other income (expense)	(251)	(0.6)	(702)	(2.0)	451

Income before income taxes	16,806	39.1	12,727	37.1	4,079
Income tax expense	5,096	11.9	3,790	11.0	1,306

Net income	$11,710	27.2%	$8,937	26.0%	$2,773

Revenue

Revenue was $43.0 million in the three months ended March 31, 2011, compared to $34.3 million in the three months ended March 31, 2010, an increase of $8.7 million, or 25.2%. Maintenance and other revenue increased $5.9 million due to a growing maintenance renewal customer base and an increase in new license sales which drives new maintenance revenue. Our customer base has continued to grow with acquisitions and high customer retention. License revenue increased $2.8 million due to new product sales in the storage and virtualization markets along with continued growth of our core products. Through the first quarter of 2011, the trailing 12-month average transaction size for new license sales was approximately $8,500 as compared to approximately $7,300 for the 12-month period through the first quarter of 2010. We believe that the increase in new license sales and our average transaction size for new license sales resulted from better awareness of our products, an increase in the number of products that we sell primarily as a result of our product development and our acquisitions.

For the first quarter of 2011 compared to the first quarter of 2010, new license sales in our commercial business increased 13.6% globally and new license sales in our U.S. federal government business increased 21.9%. We had one transaction with the U.S. federal government that resulted in license revenue greater than $0.5 million in each of the first quarter of 2010 and 2011. Our revenue from our foreign subsidiaries was 24.0% and 22.0% of total revenue in the first quarter of 2011 and 2010, respectively. The slight decrease in the Euro to USD exchange rate, from the first quarter of 2010 compared to the first quarter of 2011, had an immaterial impact on our revenue results.

Cost of Revenue

Cost of revenue was $2.5 million in the three months ended March 31, 2011, compared to $1.7 million in the three months ended March 31, 2010, an increase of $0.8 million, or 46.3%. This increase was due to a $0.4 million increase in cost of maintenance revenue related to increased headcount in our United States, EMEA and Asian-Pacific support organizations to support the new customers we added during 2010 and the first quarter of 2011. Cost of license revenue also increased by $0.4 million in the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the amortization of acquired product technologies associated with the Tek-Tools and Hyper9 acquisitions.

Operating Expenses

Sales and Marketing. Sales and marketing expenses were $11.7 million in the three months ended March 31, 2011, compared to $10.2 million in the three months ended March 31, 2010, an increase of $1.5 million, or 14.4%. Our sales and marketing personnel costs, which include stock-based compensation expense, increased by $1.9 million primarily due to the expansion of our direct inside sales force in the United States, EMEA and Asian-Pacific region. Marketing program costs to drive higher levels of web traffic such as paid search, search engine optimization, search engine management, web operating costs and trade shows decreased by $0.6 million due to planned eliminations of underperforming programs and delayed investment in marketing activities. Other costs such as professional fees, consulting services and travel expenses increased by $0.2 million.

Research and Development. Research and development expenses were $5.0 million in the three months ended March 31, 2011, compared to $3.6 million in the three months ended March 31, 2010, an increase of $1.4 million, or 38.9%. In order to support our product development strategy, we continued to increase the size of our Czech Republic research center throughout 2010 and added research and development personnel in Dallas, Texas and Chennai, India as a result of the Tek-Tools acquisition in January 2010. We also acquired Hyper9 in January 2011, which increased the size of our research and development team in Austin, Texas. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $1.3 million in the first quarter of 2011 compared to the first quarter of 2010.

General and Administrative. General and administrative expenses were $6.7 million in the three months ended March 31, 2011, compared to $5.3 million in the three months ended March 31, 2010, an increase of $1.3 million, or 25.4%. This increase was due primarily to an increase of $0.7 million in advisory fees and lease abandonment costs associated with the acquisition of Hyper9, $0.3 million in personnel costs, which include stock-based compensation expense and $0.2 million in amortization related to certain intangible assets from Tek-Tools and Hyper9 and a $0.1 million insurance reimbursement in the first quarter of 2010 related to the lawsuit settlement costs and related legal fees we incurred in 2009.

Other Income (Expense)

Interest expense in the three months ended March 31, 2011, was $0, decreasing by $0.8 million from the three months ended March 31, 2010, due to principal payments made on our credit facilities in 2010. In March 2010, we prepaid $19.1 million of the outstanding principal balance on our credit facilities. In May 2010, we fully repaid the remaining $25.0 million of principal outstanding.

Income Tax Expense

Our income tax expense increased by $1.3 million for the three months ended March 31, 2011, compared to the same period for 2010. This increase resulted from an increase in our income before income taxes of $4.1 million during the same period. Our expected effective tax rate increased from 29.8% in the three months ended March 31, 2010, compared to 30.3% in the three months ended March 31, 2011, as a result of an increase in permanent items that are non-deductible for tax purposes, partially offset by the re-enacted U.S. research and development tax credit.

Non-GAAP Financial Measures

We believe non-GAAP financial measures are useful to investors in evaluating our operating performance for the following reasons:

•

non-GAAP financial measures are widely used by investors to measure a company’s operating performance without regard to certain items, such as interest expense, income tax expense, depreciation and amortization and stock-based compensation and related employer-paid payroll taxes, that can vary substantially from company to company depending upon their financing and accounting methods, the book value of their assets, their capital structures and the method by which their assets were acquired and certain expenses and expenditures, such as lawsuit settlement costs and related legal fees, that may not be indicative of a company’s core business operations;

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

We understand that, although non-GAAP financial measures are frequently used by investors and securities analysts in their evaluation of companies, non-GAAP financial measures have limitations as an analytical tool. Non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. Certain items that are excluded from non-GAAP financial measures, such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes and acquisition related costs, can have a material impact on net earnings. As a result, you should not consider non-GAAP financial measures in isolation or as a substitute for analysis of our results of operations as reported under GAAP.

We have provided reconciliations of our non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Non-GAAP Operating Income

We define non-GAAP operating income as GAAP operating income plus stock-based compensation expense and related employer-paid payroll taxes, amortization of intangible assets, public offering costs, lawsuit settlement costs and related legal fees, and acquisition related costs, excluding the changes in fair value of contingent consideration. The table below provides a reconciliation of non-GAAP operating income to GAAP operating income.

	Three Months Ended March 31,
(in thousands)	2011	2010
GAAP operating income	$17,057	$13,429
Amortization of intangible assets	1,172	631
Stock-based compensation expense and related employer-paid payroll taxes	2,860	2,522
Public offering costs	—	19
Lawsuit settlement costs and related legal fees (reimbursements)	—	(148)
Acquisition related costs	1,004	266

Non-GAAP operating income	$22,093	$16,719

Non-GAAP Net Income

We define non-GAAP net income as GAAP net income excluding those items excluded above in the calculation of non-GAAP operating income, the write-off of debt issuance costs, fair value adjustments related to contingent consideration included in acquisition related costs and the tax benefits associated with the excluded items.

	Three Months Ended March 31,
(in thousands)	2011	2010
GAAP net income	$11,710	$8,937
Amortization of intangible assets	1,172	631
Stock-based compensation expense and related employer-paid payroll taxes	2,860	2,522
Debt issuance costs write-off	—	203
Public offering costs	—	19
Lawsuit settlement costs and related legal fees (reimbursements)	—	(148)
Acquisition related costs	1,004	266
Tax benefits associated with above adjustments	(1,047)	(884)

Non-GAAP net income	$15,699	$11,546

Non-GAAP Diluted Earnings Per Share

Non-GAAP diluted earnings per share is equal to non-GAAP net income divided by weighted average shares outstanding.

	Three Months Ended March 31,
(in thousands)	2011	2010
Numerator:
Non-GAAP net income	$15,699	$11,546

Denominator:
Weighted average number of shares used in computing diluted earnings per share	74,003	72,851

Non-GAAP diluted earnings per share	$0.21	$0.16

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

	Three Months Ended March 31,
	2011	2010
(in thousands)
GAAP cash flows from operating activities	$18,866	$15,923
Excess tax benefit from stock-based compensation	3,565	3,883
Purchases of property and equipment	(598)	(582)

Free cash flow	$21,833	$19,224

The increase in free cash flow, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, is primarily due to the increase in cash flows from operating activities. For further discussion regarding cash flows from operating activities, see the discussion under the caption “Liquidity and Capital Resources” included later in this Item 2.

Acquisitions

In January 2011, we acquired Hyper9 for approximately $23.0 million in cash and contingent consideration ranging from $0 to $7.0 million based on sales milestones for fiscal year 2011 that will be paid, if at all, in the first quarter of 2012. We recorded a liability for the fair value of the contingent consideration of $3.9 million which was based on significant inputs not observed in the market and thus represents a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We will record any fair value adjustments due to the passage of time or changes in outcomes in other income (expense) in our condensed consolidated statements of income throughout 2011.

We accounted for the acquisition using the purchase method of accounting. We allocated the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. We derived the value of intangible assets of $9.0 million from the present value of estimated future benefits from the various intangible assets acquired. We recorded goodwill of $14.7 million for the Hyper9 acquisition, which represents the excess of the purchase price over the aggregate fair values of the net identifiable assets acquired. For further information regarding this acquisition, see Note 2, Business Combinations, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table presents our key measures of liquidity for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
(in thousands)
Cash and cash equivalents (end of period)	$143,317	$104,088
Accounts receivable, net	20,830	18,937
Working capital	105,806	72,000
Net cash provided by operating activities	18,866	15,923
Net cash used in investing activities	(27,449)	(28,722)
Net cash provided by (used in) financing activities	8,453	(11,952)

Cash and cash equivalents

On March 31, 2011, we had $143.3 million in cash and cash equivalents and $105.8 million of working capital. Our available cash and cash equivalents are held in bank deposits and money market funds. Our money market mutual funds invest in high-quality, short-term securities, many of which are issued or guaranteed by the U.S. government or by U.S. government agencies. Our subsidiaries outside the United States held $27.6 million of cash and cash equivalents, of which $2.8 million were in bank deposits located in Ireland that are fully guaranteed by the Irish government. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances held in the United States may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits or may not be insured by the FDIC. While we monitor the balances in our accounts, and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We strive to maintain our cash deposits and invest our money market funds with multiple financial institutions of reputable credit and therefore, bear minimal credit risk. To date, we have experienced no loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets in the future.

Accounts receivable, net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts. Our accounts receivable balance represents trade receivables from customers when we have provided software licenses and/or annual software maintenance agreements and we have not yet received payment. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.2 million at March 31, 2011, and $0.1 million at March 31, 2010. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 43.6 days at March 31, 2011.

Operating Activities

Net cash provided by operating activities was $18.9 million and $16.0 million for the three months ended March 31, 2011 and 2010, respectively. Net income was $11.7 million and $8.9 million for the three months ended March 31, 2011 and 2010, respectively. We incurred net non-cash expenses (benefits) of $0.6 million and $(0.8) million for the three months ended March 31, 2011 and 2010, respectively. Non-cash expenses (benefits) primarily consisted of: stock-based compensation expense of $2.7 million and $2.3 million; excess tax benefits related to employee stock option exercises of $(3.6) million and $(3.9) million; and depreciation and amortization expense of $1.8 million and $1.1 million; all for the three months ended March 31, 2011 and 2010, respectively.

The change in certain assets and liabilities resulted in a net source of cash of $6.6 million and $7.8 million for the three months ended March 31, 2011 and 2010, respectively. Cash provided by operating activities is driven by sales of our software offerings and maintenance renewals. Collection of accounts receivable from the sales of our software offerings and maintenance renewals is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. Changes in our income tax receivable and payable balances are also significant components of our cash flows from operating activities. Net cash provided by operating activities was increased by a U.S. federal income tax refund of $3.9 million and reduced by interest payments of $0.5 million for the three months ended March 31, 2010.

Investing Activities

Net cash used in investing activities was $27.4 million and $28.7 million for the three months ended March 31, 2011 and 2010, respectively. Net cash used in investing activities for the three months ended March 31, 2011, was primarily related to the $23.0 million of cash used in our purchase of Hyper9. Also during the three months ended March 31, 2011, we paid $4.0 million of cash upon the achievement of certain performance criteria related to the asset acquisition of Tek-Tools in January 2010. This contingent consideration was recorded at fair value in the first quarter of 2010 as an accrued acquisition earnout of $3.7 million. The change in the fair value of the contingent consideration of $0.3 million due to the passage of time was recorded in other income (expense) in our consolidated statement of income for the year ended December 31, 2010. Therefore, in accordance with authoritative guidance, the $3.7 million earnout is reflected in cash flows from investing activities and the $0.3 million change in fair value is reflected in cash flows from operating activities in the condensed consolidated statement of cash flows for the three months ended March 31, 2011. Net cash used in investing activities in the three months ended March 31, 2010, was primarily due to the $28.0 million of cash used in our purchase of certain assets of Tek-Tools.

Financing Activities

Net cash provided by financing activities was $8.5 million for the three months ended March 31, 2011, and net cash used in financing activities was $12.0 million for the three months ended March 31, 2010. Net cash provided by financing activities in the three months ended March 31, 2011, was due to $5.2 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock option exercises of $3.6 million, which is a reduction in cash payments related to income taxes. Net cash used in financing activities in the three months ended March 31, 2010, was due to a $19.1 million repayment of long-term debt partially offset by $3.3 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock option exercises of $3.9 million, which is a reduction in cash payments related to income taxes.

Anticipated cash flows

We believe that our existing cash and cash equivalents and our cash flow from operations will be sufficient to fund our operations and our capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of any acquisitions to expand our business, the timing of introductions of new software products and enhancements to existing software products, and the continuing market acceptance of our software offerings. Although we are not currently a party to any definitive agreement regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Capital expenditures

We estimate our capital expenditures for the remaining nine months of 2011 to be approximately $4.0 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment.

Contractual Obligations and Commitments

In January 2011, we acquired Hyper9 for approximately $23.0 million in cash and contingent consideration ranging from $0 to $7.0 million based on sales milestones for fiscal year 2011 that will be paid, if at all, in the first quarter of 2012. The payment is recorded at fair value in our condensed consolidated balance sheet as of March 31, 2011, as an accrued acquisition earnout of $3.9 million.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2011, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain financial market risks, including the following:

Interest Rate Risk

We had cash and cash equivalents of $143.3 million at March 31, 2011. We held these amounts primarily in cash or money market funds. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with original maturities of three months or less. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt specific hedging strategies in the future. Any declines in interest rates, however, will reduce future interest income.

Foreign Currency Risk

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our foreign subsidiaries was approximately 24.0% of our total revenue for the three months ended March 31, 2011. The primary foreign currencies that we invoice and on which we collect are the Euro and British Pound Sterling and to a lesser extent the Australian Dollar. Expenses incurred by our international subsidiaries are, generally, denominated in the local currency of the subsidiary. Our condensed consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. Although we may do so in the future, we do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. Thus, fluctuations in currency exchange rates could harm our business in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we have been and may be involved in various legal proceedings arising in our ordinary course of business.

On September 13, 2010, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (collectively, “Uniloc”) brought a lawsuit against SolarWinds, Inc. and SolarWinds Worldwide, LLC (collectively, “SolarWinds”) and several other defendants in the United States District Court for the Eastern District of Texas. The complaint filed by Uniloc alleges that SolarWinds’ and each of the other named defendants’ software infringe U.S. patent 5,490,216 allegedly owned by Uniloc. Uniloc alleges that SolarWinds’ software, specifically its license key system, infringes upon this patent that utilizes a system for activating software products through a registration process. Uniloc has brought a series of lawsuits against numerous software companies around the world and the infringement and damages related to the patent at issue in the case are currently being challenged. Because this lawsuit is in its initial stages, an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated. We intend to contest the claims associated with this lawsuit vigorously.

On October 15, 2010, a lawsuit was filed on behalf of Daniel Richardson against SolarWinds, Inc. and certain of its current and former officers in the United States District Court for the Northern District of Texas. The lawsuit was filed on behalf of Richardson and a purported class of all persons who purchased or acquired shares of common stock of SolarWinds, Inc. between February 8, 2010 and July 21, 2010, and alleges that SolarWinds, Inc. and certain of its officers and/or directors violated the securities laws by “issu[ing] materially false and misleading statements regarding [SolarWinds, Inc.’s] operations and its business and financial results and outlook” and, therefore, “misled investors by misrepresenting and failing to disclose material problems with … sales to the United States federal government . . .[and] problems with [its] sales management team.” The plaintiff is seeking certification of the putative class, unspecified compensatory damages, interest and costs, as well as ancillary relief. Because this lawsuit is in its initial stages, an unfavorable outcome is not probable and the amount of loss cannot be reasonably estimated. We intend to contest the claims associated with this lawsuit vigorously. We believe that the claims asserted have no merit.

As each of these matters is in an early stage, we are currently unable to determine if the resolution of these matters will have an adverse effect on our financial position, liquidity or results of operations. We currently have no other material legal proceedings pending other than the matters described above.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
January 1-31, 2011	—	$—	—	$—
February 1-28, 2011	13,694	22.25	—	—
March 1-31, 2011	—	—	—	—

(1)	Represents shares of our common stock withheld by us to satisfy employee withholding obligations due from equity awards issued pursuant to our 2008 Equity Incentive Plan.

Item 6.	Exhibits

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect

3.2(2)	Amended and Restated Bylaws, as currently in effect

4.1(2)	Specimen certificate for shares of common stock

10.1(3)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Kevin B. Thompson, dated February 23, 2011

10.2(3)	Amendment to Employment Agreement between SolarWinds Worldwide, LLC and Michael J. Berry, dated February 23, 2011

10.3(3)	Amended and Restated Employment Agreement between the Registrant, SolarWinds Worldwide, LLC, SolarWinds Australia Pty. Ltd. and Douglas G. Hibberd, dated January 31, 2011

10.4(3)	Amendment to Amended and Restated Employment Agreement between the Registrant, SolarWinds Worldwide, LLC, SolarWinds Australia Pty. Ltd. and Douglas G. Hibberd, dated February 25, 2011

10.5(3)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and J. Barton Kalsu, dated February 23, 2011

10.6(3)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Bryan A. Sims, dated February 23, 2011

10.7(3)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Paul Strelzick, dated February 23, 2011

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162661) filed on October 26, 2009.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (No. 333-149851), originally filed on March 21, 2008 and subsequently amended.
(3)	Incorporated by reference to Exhibits 10.13, 10.15, 10.17, 10.19, 10.20 and 10.21 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2011.
*	Filed herewith.
**	Furnished herewith.

SOLARWINDS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS, INC.

Dated: May 6, 2011	By:	/S/ MICHAEL J. BERRY

Michael J. Berry
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Item 6.	Exhibits

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect

3.2(2)	Amended and Restated Bylaws, as currently in effect

4.1(2)	Specimen certificate for shares of common stock

10.1(3)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Kevin B. Thompson, dated February 23, 2011

10.2(3)	Amendment to Employment Agreement between SolarWinds Worldwide, LLC and Michael J. Berry, dated February 23, 2011

10.3(3)	Amended and Restated Employment Agreement between the Registrant, SolarWinds Worldwide, LLC, SolarWinds Australia Pty. Ltd. and Douglas G. Hibberd, dated January 31, 2011

10.4(3)	Amendment to Amended and Restated Employment Agreement between the Registrant, SolarWinds Worldwide, LLC, SolarWinds Australia Pty. Ltd. and Douglas G. Hibberd, dated February 25, 2011

10.5(3)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and J. Barton Kalsu, dated February 23, 2011

10.6(3)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Bryan A. Sims, dated February 23, 2011

10.7(3)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Paul Strelzick, dated February 23, 2011

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162661) filed on October 26, 2009.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (No. 333-149851), originally filed on March 21, 2008 and subsequently amended.
(3)	Incorporated by reference to Exhibits 10.13, 10.15, 10.17, 10.19, 10.20 and 10.21 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2011.
*	Filed herewith.
**	Furnished herewith.