Form 10-Q
period 2011-06-30
SolarWinds, Inc.
filed 2011-08-05
CIK 1428669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On August 3, 2011, 72,858,567 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS, INC.

Safe Harbor Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such statements may be signified by terms such as “anticipates,” “believes,” “could,” “continues,” “seeks,” “estimates,” “expects,” “intends,” “may,” “hopes,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those summarized under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2010 and our quarterly reports on Form 10-Q. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we do not intend, and undertake no obligation to revise or update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SolarWinds, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$169,513	$142,003
Accounts receivable, net of allowances of $263 and $201 as of June 30, 2011 and December 31, 2010, respectively	22,664	20,255
Income tax receivable	5,815	10,350
Deferred taxes	240	261
Other current assets	3,509	3,210

Total current assets	201,741	176,079
Property and equipment, net	6,701	6,702
Deferred taxes	7,160	4,099
Goodwill	55,523	40,424
Intangible assets and other, net	27,316	20,173

Total assets	$298,441	$247,477

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,636	$2,150
Accrued liabilities	7,260	8,588
Accrued earnout	4,046	4,000
Income taxes payable	891	555
Current portion of deferred revenue	59,719	52,583

Total current liabilities	74,552	67,876
Long-term liabilities:
Deferred revenue, net of current portion	3,163	3,175
Other long-term liabilities	1,377	817

Total liabilities	79,092	71,868
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 72,801,342 and 71,658,808 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	73	72
Additional paid-in capital	182,730	165,972
Accumulated other comprehensive income (loss)	771	(1,256)
Accumulated earnings	35,775	10,821

Total stockholders’ equity	219,349	175,609

Total liabilities and stockholders’ equity	$298,441	$247,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
License	$21,069	$17,264	$41,449	$34,885
Maintenance and other	24,754	18,244	47,352	34,948

Total revenue	45,823	35,508	88,801	69,833
Cost of license revenue	809	462	1,574	817
Cost of maintenance and other revenue	1,758	1,458	3,479	2,802

Gross profit	43,256	33,588	83,748	66,214
Operating expenses:
Sales and marketing	12,778	10,688	24,505	20,937
Research and development	5,034	3,824	10,072	7,451
General and administrative	6,317	6,925	12,987	12,246

Total operating expenses	24,129	21,437	47,564	40,634

Operating income	19,127	12,151	36,184	25,580
Other income (expense):
Interest income	70	67	125	100
Interest expense	—	(363)	—	(1,146)
Other income (expense)	(210)	163	(516)	211

Total other income (expense)	(140)	(133)	(391)	(835)

Income before income taxes	18,987	12,018	35,793	24,745
Income tax expense	5,436	3,682	10,532	7,472

Net income	$13,551	$8,336	$25,261	$17,273

Net income per share:
Basic earnings per share	$0.19	$0.12	$0.35	$0.25

Diluted earnings per share	$0.18	$0.11	$0.34	$0.24

Weighted shares used to compute net income per share:
Shares used in computation of basic earnings per share	72,719	68,202	72,541	67,738

Shares used in computation of diluted earnings per share	74,346	73,287	74,184	73,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$25,261	$17,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,958	2,492
Provision for doubtful accounts	68	15
Stock-based compensation expense	5,450	6,609
Deferred taxes	293	(511)
Excess tax benefit from stock-based compensation	(4,439)	(7,193)
Other non-cash expenses	213	501
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(2,154)	(1,991)
Income taxes receivable	(109)	(493)
Prepaid income taxes	—	4,675
Prepaid and other current assets	(252)	(622)
Accounts payable	463	(1,141)
Accrued liabilities	(1,784)	(308)
Accrued interest payable	—	(539)
Income taxes payable	9,800	7,460
Deferred revenue and other liabilities	5,735	6,594

Net cash provided by operating activities	42,503	32,821
Cash flows from investing activities
Purchases of property and equipment	(1,063)	(1,434)
Purchases of intangible assets and other	(292)	(209)
Acquisition of businesses	(23,000)	(28,039)
Earnout payments for acquisitions	(3,743)	—

Net cash used in investing activities	(28,098)	(29,682)
Cash flows from financing activities
Repurchase of common stock	(307)	—
Exercise of stock options	7,009	5,836
Excess tax benefit from stock-based compensation	4,439	7,193
Repayment of long-term debt	—	(44,097)
Repayments of capital lease obligations	—	(9)

Net cash provided by (used in) financing activities	11,141	(31,077)
Effect of exchange rate changes on cash and cash equivalents	1,964	(2,083)

Net increase (decrease) in cash and cash equivalents	27,510	(30,021)
Cash and cash equivalents
Beginning of period	142,003	129,788

End of period	$169,513	$99,767

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1,280

Cash paid (received) for income taxes	$464	$(3,658)

Noncash investing and financing transactions
Accrued earnout (Note 5)	$3,938	$3,743

Stock issued for acquisition	$—	$9,221

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

Basis of Presentation

We prepared our interim condensed consolidated financial statements in conformity with United States of America generally accepted accounting principles, or GAAP, and the reporting regulations of the Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. We have eliminated all intercompany balances and transactions.

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

The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued a standard to provide a consistent definition of fair value and change certain fair value measurement principles. In addition, the standard enhances the disclosure requirements concerning the measurement uncertainty of Level 3 fair value measurements. The updated accounting guidance is effective for interim and annual periods beginning after December 15, 2011 on a prospective basis. Early application is not permitted. We will adopt the updated guidance in the first quarter of fiscal year 2012. We do not believe this standard will have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued a standard to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. The updated accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. We will adopt the updated guidance in the first quarter of fiscal year 2012. Since the updated guidance only requires a change in the placement of information already disclosed in our condensed consolidated financial statements, we do not expect the adoption to have an impact on our condensed consolidated financial statements.

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in our condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010:

	Basis of Fair Value Measurements as of June 30, 2011
	Total	Level 1	Level 2	Level 3
Description	(in thousands)
Cash equivalents – money market funds	$92,000	$92,000	$—	$—
Accrued earnout (Hyper9)	$(4,046)	$—	$—	$(4,046)

The fair value of the contingent consideration related to the acquisition of Hyper9, Inc., or Hyper9, in January 2011, was recorded at $3.9 million in our condensed consolidated balance sheet in the first quarter of 2011 as an accrued earnout (see Note 5 for further details on the determination of fair value). The change in the fair value of the contingent consideration of $0.1 million due to the passage of time was recorded in other income (expense) in our condensed consolidated statements of income for the three and six months ended June 30, 2011.

	Basis of Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Description	(in thousands)
Cash equivalents – money market funds	$106,200	$106,200	$—	$—
Accrued earnout (Tek-Tools)	$(4,000)	$—	$—	$(4,000)

In February 2011, we paid $4.0 million of cash upon the achievement of certain performance criteria related to the acquisition of assets from Tek-Tools, Inc. in January 2010. This contingent consideration was recorded at fair value in the first quarter of 2010 as an accrued acquisition earnout of $3.7 million. The change in the fair value of the contingent consideration of $0.3 million due to the passage of time was recorded in other income (expense) in our consolidated statement of income for the year ended December 31, 2010. Therefore, in accordance with authoritative guidance, the $3.7 million earnout is reflected in cash flows from investing activities and the $0.3 million change in fair value is reflected in cash flows from operating activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2011.

A reconciliation of the beginning and ending balances of acquisition accrued earnouts using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 follows:

(in thousands)
Balance at December 31, 2010	$4,000
Accrued earnout payment (Tek-Tools)	(4,000)
Accrued earnout accrual (Hyper9)	3,938
Accrued earnout accretion (Hyper9)	108

Balance at June 30, 2011	$4,046

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

	Six Months Ended June 30,
(in thousands)	2011	2010
Net income	$25,261	$17,273
Foreign currency translation adjustment	2,027	(1,692)

Comprehensive income	$27,288	$15,581

Stock-Based Compensation

We have granted our employees and directors stock-based incentive awards. These awards are in the form of stock options, restricted stock and restricted stock units. We measure stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards on the date of grant. The fair value of the stock option awards is estimated using a Black-Scholes valuation model. The fair value of restricted stock and restricted stock unit awards is determined using the fair market value of our common stock based on the quoted market price on the date of grant. Stock-based compensation expense reduced income before income taxes by $2.8 million and $4.3 million for the three months ended June 30, 2011 and 2010, respectively, and by $5.5 million and $6.6 million for the six months ended June 30, 2011 and 2010, respectively.

An excess tax benefit arises when the tax deduction related to a stock option award is greater than the award’s original grant date fair value pursuant to the authoritative guidance. For financial reporting purposes, this excess tax benefit is not recorded as a tax benefit in our condensed consolidated statements of income and is, instead, treated as additional paid-in capital in our condensed consolidated balance sheets. The excess tax benefit recognized from the exercise of stock option awards was $0.9 million and $3.3 million for the three months ended June 30, 2011 and 2010, respectively, and $4.4 million and $7.2 million for the six months ended June 30, 2011 and 2010, respectively. These excess tax benefits are a reduction to our cash payments related to income taxes and must be reported as cash flows from financing activities in our condensed consolidated statements of cash flows.

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

2. Business Combinations

On January 14, 2011, we acquired Hyper9 for approximately $23.0 million in cash and contingent consideration ranging from $0 to $7.0 million. The contingent consideration fair value was $3.9 million and was recorded in our condensed consolidated balance sheet in the first quarter of 2011. See Note 5 for a further discussion of outstanding obligations related to the Hyper9 acquisition. In the first quarter of 2011, we also incurred $0.7 million in acquisition related costs and an additional $0.3 million of other acquisition costs primarily consisting of lease abandonment costs, net of estimated sublease income. In the second quarter of 2011, we recorded a $0.2 million reduction in lease abandonment costs due to an increase in our estimated sublease income. Acquisition related costs are included in general and administrative expenses in our condensed consolidated statements of income. The acquisition was financed with cash flows from operations.

Hyper9 increased our product offerings to include virtualization management software and eliminated the normal time to market required to develop a new software product. We accounted for the Hyper9 acquisition using the acquisition method of accounting. We allocated the purchase price to the assets acquired, including intangible assets, and liabilities assumed based on estimated fair values at the date of the acquisition. We estimated the value of assets and liabilities based on purchase price and future intended use. We derived the value of intangible assets from the present value of estimated future benefits from the various intangible assets acquired. The weighted average amortization period for the intangible assets acquired was 6.8 years. We included the operating results of Hyper9 in our condensed consolidated financial statements from the effective date of the acquisition.

We allocated the purchase price for Hyper9 as follows:

	Fair Value (in thousands)	Useful Life (in years)
Intangible assets
Developed product technologies	$7,978	7
Customer relationships	560	6
Non-competition covenant	462	5
Goodwill	14,663	—
Deferred revenue	(258)	—
Net other assets	3,533	—

Total purchase price	$26,938

Goodwill represents the excess of the purchase price over the aggregate fair value of the net identifiable assets acquired and is not deductible for tax purposes. Goodwill for Hyper9 resulted primarily from our expectations that we will now be able to offer our customers products that provide virtualization management. Additionally, the Hyper9 products will be used to attract new customers for our entire line of products. We have integrated the Hyper9 business into our broader IT infrastructure management business eliminating overlapping processes and expenses and integrating its products and sales efforts. Therefore, there are no separate revenue and earnings for Hyper9 since the integration. The pro forma effects of Hyper9 would not have been material to our results of operations for the six months ended June 30, 2011 and for the three and six months ended June 30, 2010, and therefore are not presented.

At June 30, 2011 and December 31, 2010, we had goodwill in the amounts of $55.5 million and $40.4 million, respectively. The increase in goodwill in the first half of 2011 consisted of $14.7 million of goodwill associated with the Hyper9 acquisition along with a $0.4 million increase from exchange rate fluctuations upon consolidation of goodwill recorded in our foreign subsidiaries. We assess goodwill for impairment annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. No impairment was noted for our reporting unit at June 30, 2011.

The following table reflects the changes in goodwill for the six months ended June 30, 2011:

(in thousands)
Balance at December 31, 2010	$40,424
Hyper9 acquisition	14,663
Foreign currency translation adjustment	436

Balance at June 30, 2011	$55,523

3. Earnings Per Share

We computed basic earnings per share using the weighted-average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and vesting of restricted stock units.

A reconciliation of the number of the numerator and denominator used in the calculation of basic and diluted earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(in thousands)
Basic earnings per share
Numerator:
Net income	$13,551	$8,336	$25,261	$17,273

Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	72,719	68,202	72,541	67,738

Diluted earnings per share
Numerator:
Net income	$13,551	$8,336	$25,261	$17,273

Denominator:
Weighted-average shares used in computing basic earnings per share	72,719	68,202	72,541	67,738
Add options and restricted stock units to purchase common stock	1,627	5,085	1,643	5,323

Weighted-average shares used in computing diluted earnings per share	74,346	73,287	74,184	73,061

Dilution from assumed exercises of stock options and vesting of restricted stock units is dependent upon several factors, including the market price of our common stock. During the three months ended June 30, 2011 and 2010, stock-based incentive awards of approximately 1,525,000 and 1,196,000, respectively, and 1,608,000 and 1,196,000 during the six months ended June 30, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share. The awards were not included because the average market price of the underlying stock did not exceed the sum of the exercise price, unrecognized compensation expense and the excess tax benefit and thus, the results would have been anti-dilutive. The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options and vesting of restricted stock units. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises of stock options and vesting of restricted stock units.

4. Income Taxes

For the three months ended June 30, 2011 and 2010, we recorded income tax expense of $5.4 million and $3.7 million, respectively, resulting in an effective tax rate of 28.6% and 30.6%, respectively. For the six months ended June 30, 2011 and 2010, we recorded income tax expense of $10.5 million and $7.5 million, respectively, resulting in an effective tax rate of 29.4% and 30.2%, respectively. The decrease in the effective tax rate from 2010 to 2011 was primarily attributable to the re-enacted U.S. research and development tax credit and an increase in international earnings, which are generally taxed at lower tax rates.

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. In the three and six months ended June 30, 2011 and 2010, interest and penalties recorded were not significant. As of June 30, 2011, we have an insignificant amount accrued for interest related to unrecognized tax benefits.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2009 tax years remain open and subject to examination by federal and foreign tax authorities. The 2006 through 2009 tax years generally remain open and subject to examination by the state tax authorities. The audit by the Ireland Revenue Authority for the period beginning January 1, 2008 through December 31, 2009 was closed in the first quarter 2011 with no adjustments. We are currently under audit by the U.S. Internal Revenue Service for the tax year ended December 31, 2009 and do not anticipate any material adjustments. Besides the United States, we are not currently under audit in any major taxing jurisdiction.

5. Commitments and Contingencies

Legal Proceedings

From time to time, we have been and may be involved in various legal proceedings arising from our ordinary course of business, which are discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings.” In the opinion of management, there was not at least a reasonable possibility we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management’s expectations, our condensed consolidated financial statements could be materially adversely affected.

Pending Litigation

On September 13, 2010, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (“Uniloc”) brought a lawsuit against SolarWinds, Inc. and SolarWinds Worldwide, LLC (collectively, “SolarWinds”) and several other defendants in the United States District Court for the Eastern District of Texas. The complaint filed by Uniloc alleges that SolarWinds and each of the other fifteen named defendants’ software infringe U.S. Patent No. 5,490,216 allegedly owned by Uniloc. Uniloc alleges that SolarWinds’ software, specifically its license key system, infringes upon this patent that utilizes a system for activating software products through a registration process. Uniloc has brought a series of lawsuits against numerous software companies around the world and the infringement and damages related to the patent at issue in the case are currently being challenged in the United States Court of Appeals for the Federal Circuit. Because this lawsuit is in its initial stages, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.

On June 22, 2011, Achates Reference Publishing, Inc. (“Achates”) brought a lawsuit against SolarWinds, Inc. and several other defendants in the United States District Court for the Eastern District of Texas. The complaint filed by Achates alleges that SolarWinds, Inc. and each of the other twelve named defendants’ software infringe U.S. Patent No. 5,982,889 (“889 Patent”) and U.S. Patent No. 6,173,403 (“403 Patent”) which are allegedly owned by Achates. Achates alleges that SolarWinds, Inc.’s Engineer Suite family of software infringes upon the 889 and 403 Patents “by employing activation technology.” Achates has brought a series of lawsuits against numerous software companies around the world. Currently, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.

As each of these matters is in an early stage, we are currently unable to determine if the resolution of these matters will have an adverse effect on our financial position, liquidity or results of operations. We currently have no other material legal proceedings pending other than the matters described above.

Past Litigation

On October 15, 2010, a lawsuit was filed on behalf of Daniel Richardson and a purported class of all persons who purchased or acquired shares of common stock of SolarWinds, Inc. (“Plaintiffs”) against SolarWinds, Inc. and certain of its current and former officers in the United States District Court for the Northern District of Texas. The lawsuit filed by Plaintiffs alleged that SolarWinds, Inc. and certain of its officers and/or directors violated the securities laws by “issu[ing] materially false and misleading statements regarding [SolarWinds, Inc.’s] operations and its business and financial results and outlook” and therefore “misled investors by misrepresenting and failing to disclose material problems with … sales to the United States federal government . . .[and] problems with [its] sales management team.”

On May 12, 2011, the United States District Court for the Northern District of Texas dismissed this lawsuit without prejudice after the Plaintiffs made a motion to voluntarily dismiss the case. Therefore, this lawsuit is no longer pending.

Contingent Consideration

On January 14, 2011, we acquired Hyper9 for approximately $23.0 million in cash and contingent consideration ranging from $0 to $7.0 million based on sales milestones for fiscal year 2011 that will be paid, if at all, in the first quarter of 2012. This contingent consideration was recorded at fair value in the first quarter of 2011 as an accrued acquisition earnout of $3.9 million. In the second quarter of 2011, we recorded a change in the fair value of the contingent consideration of $0.1 million due to the passage of time in other income (expense) in our consolidated statements of income for the three and six months ended June 30, 2011. The accrued acquisition earnout was $4.0 million at June 30, 2011.

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

6. Subsequent Events

        In July 2011, we acquired TriGeo Network Security, Inc., or TriGeo, for approximately $35.0 million in cash plus an amount equal to the excess of TriGeo’s cash and other current assets minus certain current liabilities, or working capital, as of the closing date. We paid an estimated amount of $3.5 million at closing for the working capital. This amount is subject to adjustment upon the closing balance sheet. By acquiring TriGeo, we increased our product offerings to include affordable log and event management software. The transaction will be accounted for using the acquisition method of accounting. Accordingly, the results of operations of TriGeo since the date of acquisition will be included in our condensed consolidated financial statements in the third quarter of 2011. We also incurred $0.1 million in acquisition related costs which are included in general and administrative expense in our condensed consolidated statements of income for the three and six months ended June 30, 2011. All of the assets acquired and liabilities assumed in the transaction will be recognized at their acquisition date fair values which are not finalized at this time due to the recent completion of the acquisition.

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

In January 2010, in response to changes in the technology environment and to meet the needs of our customers, we acquired certain assets of Tek-Tools, Inc., or Tek-Tools, expanding the range of elements of IT infrastructure that our products monitor and manage to include storage and virtualized servers. In January 2011, we entered into the application performance and virtualization management markets through the launch of SolarWinds Application Performance Monitor and the acquisition of Hyper9, Inc., or Hyper9, a privately-held virtualization management software provider based in Austin, Texas. In July 2011, we acquired TriGeo Network Security, Inc., an Idaho corporation, or TriGeo, expanding our broad portfolio of products to include a log and event management solution. We anticipate continuing to make selective acquisitions of companies with products that complement our business model.

Throughout 2011, we plan to continue to focus on growth opportunities in the IT infrastructure management market while expanding our customer base and brand awareness in the network, application, storage resource, virtualization and log and event management markets. We are in the initial phases of localizing certain of our products with country-specific product documentation, websites and marketing material. We believe our market penetration is low in all geographic and end user markets in which we sell products. We anticipate continuing our international expansion to further market, sell and develop our products. In the new markets we have entered, we will continue our strategy of delivering powerful, easy to use and affordable software along with leveraging the web as the primary method to reach potential customers.

Key Financial Highlights

Key financial highlights for the first half of 2011 include the following:

•	Total revenue was $88.8 million in the first half of 2011 compared to $69.8 million in the first half of 2010;

•	Operating income was $36.2 million in the first half of 2011 compared to $25.6 million in the first half of 2010;

•	Net income was $25.3 million in the first half of 2011 compared to $17.3 million in the first half of 2010; and

•	Net income was $0.34 per share on a fully diluted basis for the first half of 2011 compared to $0.24 per share on a fully diluted basis for the first half of 2010.

Key Business Metrics

We review a number of key business metrics to help us monitor the performance of our business model and to identify trends affecting our business. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

Transactional Metrics

We focus our sales, marketing and research and development efforts on IT professionals in organizations of all sizes, with the goal of driving purchases of our software by these IT professionals in short sales cycles with minimal levels of approval. In addition, many of our customers make small initial purchases of our software to manage specific components of their infrastructures and, then, make additional purchases over time to expand the use of the product that they purchased or to buy additional software products from us. We review the average transaction size and the core product transaction growth for new license sales to ensure the effectiveness of our marketing and sales model. We define a transaction as each invoice issued for the sale of one or more of our products. Our core products are defined as transactions that include network management products and modules, our Orion family of products, application management, storage management or virtualization management products.

Core Product Transaction Growth for New License Sales. We define our core product transactions as the number of new license sales transactions that include at least one of the following core products: Orion, Orion modules, Profiler, Storage Manager or Virtualization Manager. This core product list may change as we develop or acquire more products.

If our core products are not included in a particular transaction, that transaction is not a core transaction. Therefore, if we sell one of our other products, but no core product is included in that transaction, that transaction will not be a core product transaction. The following products are examples of products that are not core products: ipMonitor, Kiwi, Toolset, Switch Port Mapper and LANsurveyor. These products create broad awareness and usage of our tools which may influence the purchase of our core products. However, since the sales of core products represented more than 90% of our license revenue for the first half of 2011, we believe that management can better evaluate changes in our product portfolio, expansion into new markets and the addition of new customers by evaluating the performance of our core products.

Average Transaction Size for New License Sales. We calculate average transaction size for new license sales excluding our Kiwi Syslog Server, Kiwi CatTools and Kiwi Logviewer products, or Kiwi products, because these products sell at a higher transaction volume and lower price than our core products and other transactional products which include ipMonitor, Toolset, Switch Port Mapper and LANsurveyor. Including these Kiwi products would have a significant impact on the average transaction size for new license sales despite representing only a very small portion of our revenue. By excluding our Kiwi products, we believe that management can better evaluate our core business without the impact of the high-volume, low price Kiwi products that are not representative of our other products.

The average transaction size for new license sales for our business fluctuates on a quarterly basis. This fluctuation occurs as a result of the varying mix of product sales to businesses of varying sizes. This fluctuation is especially characteristic in our U.S. federal government business. As a result, we review the average transaction size for new license sales on a trailing 12-month basis to eliminate the quarterly variability in our transaction mix.

We review the core product transaction growth and the average transaction size concurrently. As we change our product mix and as our business grows, the average transaction size will continue to fluctuate with our business and the number of core product transactions. By reviewing both of these metrics, this allows us to measure the overall effectiveness of our marketing and sales model and our growth strategy.

Non-GAAP Operating Income

Our management uses non-GAAP operating income to measure our performance. Because non-GAAP operating income excludes certain non-cash expenses including amortization, stock-based compensation and certain expenses that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance, particularly with respect to changes in performance from period to period. We use non-GAAP operating income in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income is not determined in accordance with GAAP and is not a substitute for, or superior to, financial measures determined in accordance with GAAP. For further discussion regarding non-GAAP operating income and a reconciliation of non-GAAP operating income to operating income, see the discussion under the caption “Non-GAAP Financial Measures” included later in this Item 2.

Revenue Growth

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

Opportunities and Trends

Businesses, governments and other organizations are increasingly relying on data networks and IT infrastructures to execute their operations, facilitate their internal and external communications and transact business with their customers and partners. The size of these networks, the number of applications and servers, and the complexity of physical and virtual server environments are increasing as organizations place more reliance on them. We believe that the increasing challenges of IT infrastructure management and the limitations of existing offerings present a market opportunity for our products. In addition to the network management products that we have offered since 2001, we also offer products that we have developed or acquired that manage servers and applications and monitor and manage storage and virtualized servers. We believe that these products allow us to compete effectively in the adjacent markets of application management, storage resource management and virtual server management. In July 2011, we also expanded our portfolio of products to include a log and event management solution, which we believe complements our business model. We expect our revenue to continue to grow as we capitalize on these and other market opportunities.

Our trailing 12-month average transaction size for new license sales increased approximately 10% in the second quarter of 2011 compared to the same period in 2010. We expect to see continued fluctuations in our trailing 12-month average transaction size as our business continues to evolve through acquisitions. In the second quarter of 2011, our trailing 12-month average transaction size was impacted by an increase in the core product transaction growth due to the introduction of new products through acquisitions and internal development.

We believe there is significant uncertainty regarding the economic conditions in certain geographic regions, particularly in parts of Europe. We believe that any difficult economic conditions may adversely affect the sales of our products, but could offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of many competing products.

We expect the U.S. federal government to continue to be a significant market opportunity, as we believe the ease of deployment, power and scalability of our products gives us an enhanced opportunity to sell to various agencies and departments of the U.S. federal government. We have experienced and continue to expect inconsistency in the buying pattern of the U.S. federal government for larger transactions with our products. Our sales, both new licenses and maintenance renewals, to the U.S. federal government are largely dependent on systems integrators, distributors and resellers whose purchases from us have been difficult to predict. In addition, we believe that many of our larger transactions with the U.S. federal government are dependent on specific projects that may or may not be continued at the same scale in the future due to budgetary cuts or other reasons, and the reduction or cancellation of specific projects such as these may change the buying patterns of the U.S. federal government and could result in our sales to the U.S. government being less than expected.

Key Components of Our Results of Operations

Sources of Revenue

Our revenue is primarily comprised of license and maintenance revenue. We license our software under perpetual licenses, which ordinarily include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new licenses and upgrades to our software. We have experienced annual and quarterly year-over-year growth in license revenue. Customers can renew, and generally have renewed, their maintenance agreements for annual periods at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. Maintenance revenue is an important source of our future revenue. We have experienced strong and consistent annual and quarterly year-over-year growth in maintenance and other revenue. Because our maintenance base grew during 2010 and the first half of 2011 due to new license sales, high customer retention and acquisitions, we expect maintenance revenue to continue to increase in future periods.

Cost of Revenue

Cost of revenue primarily consists of personnel costs related to providing technical support services and amortization of acquired developed product technologies. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for technical support personnel, as well as an allocation of our facilities, information technology and other overhead costs and our employee benefit costs. We allocate stock-based compensation expense and related employer-paid payroll taxes to personnel costs based on how we categorize the department in which the option or restricted stock unit holder works. We allocate overhead, such as rent, computer and other technology costs and employee benefit costs, to personnel costs in each expense category based on worldwide headcount in that category. We expect our cost of revenue to increase in absolute dollars, but to remain relatively stable as a percentage of revenue in future periods.

Operating Expenses

        We classify our operating expenses into three categories: sales and marketing; research and development; and general and administrative.

Our operating expenses primarily consist of personnel costs, contract research and development costs, marketing program costs and legal, accounting, consulting and other professional service fees. Personnel costs for each category of operating expenses include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for personnel in each expense category, as well as an allocation of our facilities, information technology and other overhead costs and our employee benefit costs.

Our operating expenses increased in absolute dollars and decreased as a percentage of revenue in the first half of 2011 compared to the first half of 2010, as we have continued to build infrastructure and add employees through acquisitions and internal growth across all departments in order to accelerate and support our growth. The number of full-time employees as of June 30, 2011, was 497, as compared to 432, as of June 30, 2010. We will continue to make investments in our business by expanding our direct inside sales force domestically and internationally, increasing our marketing operations and programs and adding research and development personnel worldwide which will increase our operating expenses. We expect our operating expenses in future periods to continue to increase in absolute dollars and to fluctuate as a percentage of revenue as we acquire additional companies and integrate the businesses.

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

Research and Development. Research and development expenses primarily consist of personnel costs for our product development employees and executives. We have devoted our development efforts primarily to expanding our product line and increasing the functionality and enhancing the ease-of-use of our software products. In 2008, we opened a development center in the Czech Republic to take advantage of low labor rates and strong technical talent. We also acquired research and development personnel in New Zealand, India and the United States as part of our acquisitions. Since establishing our research and development center in the Czech Republic, and as a result of our acquisitions, we have significantly increased our research and development employee headcount. We expect to continue to invest in our research and development activities by hiring engineers in the United States and in our international locations. We expect to expand our development center in India in the second half of 2011, which will result in an increase in facilities and personnel costs.

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

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, foreign exchange gains (losses) and acquisition related contingent consideration fair value adjustments. Interest income represents interest received on our cash and cash equivalents. Interest expense in the first half of 2010 was associated with our outstanding long-term debt which was paid in full in May 2010. Foreign exchange gains (losses) relate to expenses and billing transactions denominated in currencies other than the functional currency of the associated subsidiary. Acquisition related contingent consideration fair value adjustments are related to the change in fair value due to the passage of time.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected, perhaps materially.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that these accounting policies requiring significant management judgment and estimates are critical to understanding our historical and future performance, as these policies relate to the more significant areas of our financial results. These critical accounting policies are:

•	Valuation of goodwill, intangibles, long-lived assets and contingent consideration;

•	Revenue recognition;

•	Stock-based compensation;

•	Income taxes; and

•	Loss contingencies.

Other than the additional policy set forth below, a full description of our critical accounting policies that involve significant management judgment appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on February 25, 2011 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” There have been no material changes to our critical accounting policies and estimates since that time other than the addition of the following:

Loss contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In accordance with GAAP, we record a charge equal to the minimum estimated liability for litigation costs or a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of our condensed consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued a standard to provide a consistent definition of fair value and change certain fair value measurement principles. In addition, the standard enhances the disclosure requirements concerning the measurement uncertainty of Level 3 fair value measurements. The updated accounting guidance is effective for interim and annual periods beginning after December 15, 2011 on a prospective basis. Early application is not permitted. We will adopt the updated guidance in the first quarter of fiscal year 2012. We do not believe this standard will have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued a standard to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. The updated accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. We will adopt the updated guidance in the first quarter of fiscal year 2012. Since the updated guidance only requires a change in the placement of information already disclosed in our condensed consolidated financial statements, we do not expect the adoption to have an impact on our condensed consolidated financial statements.

Comparison of the Three Months Ended June 30, 2011 and 2010

The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Three Months Ended
	June 30, 2011	% of Revenue	June 30, 2010	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$21,069	46.0%	$17,264	48.6%	$3,805
Maintenance and other	24,754	54.0	18,244	51.4	6,510

Total revenue	45,823	100.0	35,508	100.0	10,315
Cost of revenue	2,567	5.6	1,920	5.4	647

Gross profit	43,256	94.4	33,588	94.6	9,668

Operating expenses:
Sales and marketing	12,778	27.9	10,688	30.1	2,090
Research and development	5,034	11.0	3,824	10.8	1,210
General and administrative	6,317	13.8	6,925	19.5	(608)

Total operating expenses	24,129	52.7	21,437	60.4	2,692

Operating income	19,127	41.7	12,151	34.2	6,976

Other income (expense):
Interest income	70	0.2	67	0.2	3
Interest expense	—	—	(363)	(1.0)	363
Other income (expense)	(210)	(0.5)	163	0.5	(373)

Total other income (expense)	(140)	(0.3)	(133)	(0.4)	(7)

Income before income taxes	18,987	41.4	12,018	33.8	6,969
Income tax expense	5,436	11.9	3,682	10.4	1,754

Net income	$13,551	29.6%	$8,336	23.5%	$5,215

Revenue

Revenue was $45.8 million in the three months ended June 30, 2011 compared to $35.5 million in the three months ended June 30, 2010, an increase of $10.3 million, or 29.0%. Maintenance and other revenue increased $6.5 million due to a growing maintenance renewal customer base and an increase in new license sales which drives new maintenance revenue. We have maintained high customer retention and our customer base has continued to grow with acquisitions. License revenue increased $3.8 million due to sales of our core products and new product sales in the network, storage and virtualization markets.

We have continued to expand our core products with the acquisitions of Tek-Tools in January 2010 and Hyper9 in January 2011, stand-alone products and other new SolarWinds’ product offerings. As a result of these new product offerings, our core product transaction growth increased 36.0% in the second quarter of 2011 compared to the second quarter of 2010. As the number of core product transactions fluctuates with changes in the business or product mixes, this also affects our trailing 12-month average transaction size which increased approximately 10% in the second quarter of 2011 compared to the same period in 2010. As of June 30, 2011, the trailing 12-month average transaction size for new license sales was approximately $8,500 as compared to approximately $7,600 for the trailing 12-month period as of June 30, 2010.

For the second quarter of 2011 compared to the second quarter of 2010, new license sales in our commercial business increased 25.2% globally and new license sales in our U.S. federal government business increased 25.0%. This growth in both businesses was driven mainly by strong year-over-year growth in transaction volume. Our revenue from our foreign subsidiaries was 25.6% and 21.5% of total revenue in the second quarter of 2011 and 2010, respectively. The primary foreign currencies that we invoice and on which we collect are the Euro, British Pound Sterling and Australian Dollar. We began invoicing and collecting in Australian Dollars in the second half of 2010.

Cost of Revenue

Cost of revenue was $2.6 million in the three months ended June 30, 2011 compared to $1.9 million in the three months ended June 30, 2010, an increase of $0.7 million, or 33.7%. This increase was due to a $0.3 million increase in cost of maintenance revenue related to increased headcount in our United States, EMEA and Asian-Pacific support organizations to support the new customers we added during 2010 and the first half of 2011 from new sales, additional product offerings from acquisitions and internal product development. Cost of license revenue also increased by $0.4 million in the three months ended June 30, 2011 compared to the same period in 2010, primarily due to the amortization of acquired product technologies associated with the Hyper9 acquisition.

Operating Expenses

Sales and Marketing. Sales and marketing expenses were $12.8 million in the three months ended June 30, 2011 compared to $10.7 million in the three months ended June 30, 2010, an increase of $2.1 million, or 19.6%. Our sales and marketing personnel costs, which include stock-based compensation expense, increased by $2.2 million primarily due to the expansion of our direct inside sales force, including management, in the United States. Marketing program costs to drive higher levels of web traffic such as paid search, search engine optimization and management, web operating costs and trade shows decreased by $0.3 million due to planned eliminations of underperforming programs. Other costs such as professional fees and consulting service expenses increased by $0.2 million.

Research and Development. Research and development expenses were $5.0 million in the three months ended June 30, 2011 compared to $3.8 million in the three months ended June 30, 2010, an increase of $1.2 million, or 31.6%. In order to support our product development strategy combined with an increase in the number of core products, we continued to increase the size of our Czech Republic research center throughout 2010 and the first half of 2011. We also added research and development personnel with the acquisition of the Austin-based Hyper9 in January 2011. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $1.0 million in the second quarter of 2011 compared to the second quarter of 2010. Other costs such as contract services, professional fees and travel expenses increased by $0.2 million.

General and Administrative. General and administrative expenses were $6.3 million in the three months ended June 30, 2011 compared to $6.9 million in the three months ended June 30, 2010, a decrease of $0.6 million, or 8.8%. The $0.6 million decrease was primarily due to a $1.0 million decrease in personnel costs, which include stock-based compensation expense, a $0.2 million reduction in lease abandonment costs due to an increase in our estimated sublease income and a $0.2 million reduction in severance costs related to the retirement of our former Executive Chairman in June 2010 offset by increases of $0.4 million in professional fees and $0.3 million of amortization related to certain acquired intangible assets. The decrease in personnel costs includes a one-time stock-based compensation expense of $1.4 million from the acceleration of the vesting of certain options related to the retirement of our former Executive Chairman on June 30, 2010.

Other Income (Expense)

Interest expense in the three months ended June 30, 2011 was $0, decreasing by $0.4 million from the three months ended June 30, 2010, because we paid all of the outstanding principal of our credit facilities in 2010. In March 2010, we prepaid $19.1 million of the outstanding principal balance on our credit facilities. In May 2010, we fully repaid the remaining $25.0 million of principal outstanding. Other expense increased primarily due to foreign exchange losses associated with the currency fluctuations of the British Pound Sterling, U.S. dollar and Australian Dollar against the Euro.

Income Tax Expense

Our income tax expense increased by $1.8 million for the three months ended June 30, 2011 compared to the same period for 2010. This increase resulted from an increase in our income before income taxes of $7.0 million when comparing the same periods. Our expected effective tax rate decreased from 30.6% in the three months ended June 30, 2010 compared to 28.6% in the three months ended June 30, 2011, which was primarily attributable to the re-enacted U.S. research and development tax credit, and an increase in international earnings, which are generally taxed at lower tax rates.

Comparison of the Six Months Ended June 30, 2011 and 2010

The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Six Months Ended
	June 30, 2011	% of Revenue	June 30, 2010	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$41,449	46.7%	$34,885	50.0%	$6,564
Maintenance and other	47,352	53.3	34,948	50.0	12,404

Total revenue	88,801	100.0	69,833	100.0	18,968
Cost of revenue	5,053	5.7	3,619	5.2	1,434

Gross profit	83,748	94.3	66,214	94.8	17,534

Operating expenses:
Sales and marketing	24,505	27.6	20,937	30.0	3,568
Research and development	10,072	11.3	7,451	10.7	2,621
General and administrative	12,987	14.6	12,246	17.5	741

Total operating expenses	47,564	53.6	40,634	58.2	6,930

Operating income	36,184	40.7	25,580	36.6	10,604

Other income (expense):
Interest income	125	0.1	100	0.1	25
Interest expense	—	—	(1,146)	(1.6)	1,146
Other income (expense)	(516)	(0.6)	211	0.3	(727)

Total other income (expense)	(391)	(0.4)	(835)	(1.2)	444

Income before income taxes	35,793	40.3	24,745	35.4	11,048
Income tax expense	10,532	11.9	7,472	10.7	3,060

Net income	$25,261	28.4%	$17,273	24.7%	$7,988

Revenue

Revenue was $88.8 million in the six months ended June 30, 2011 compared to $69.8 million in the six months ended June 30, 2010, an increase of $19.0 million, or 27.2%. Maintenance and other revenue increased $12.4 million due to a growing maintenance renewal customer base and an increase in new license sales which drives new maintenance revenue. We have maintained high customer retention and our customer base has continued to grow with acquisitions. License revenue increased $6.6 million due to new product sales in the network, storage and virtualization markets along with continued growth of our core products.

We have continued to expand our core products with the acquisitions of Tek-Tools in January 2010 and Hyper9 in January 2011, stand-alone products and other new SolarWinds’ product offerings. As a result of these new product offerings, our core product transaction growth increased 26.1% in the first half of 2011 compared to the first half of 2010. As the number of core product transactions fluctuates with changes in the business or product mixes, this also affects our trailing 12-month average transaction size which increased approximately 10% in the second quarter of 2011 compared to the same period in 2010. As of June 30, 2011, the trailing 12-month average transaction size for new license sales was approximately $8,500 as compared to approximately $7,600 for the trailing 12-month period as of June 30, 2010.

For the first half of 2011 compared to the first half of 2010, new license sales in our commercial business increased 19.4% globally and new license sales in our U.S. federal government business increased 23.3%. This growth in both businesses was driven by year-over-year growth in transaction volume. We had one transaction with the U.S. federal government that resulted in license revenue greater than $0.5 million in each of the first half of 2011 and 2010, respectively. Our revenue from our foreign subsidiaries was 24.8% and 21.7% of total revenue in the first half of 2011 and 2010, respectively. The primary foreign currencies that we invoice and on which we collect are the Euro, British Pound Sterling and Australian Dollar. We began invoicing and collecting in Australian Dollars in the second half of 2010.

Cost of Revenue

Cost of revenue was $5.1 million in the six months ended June 30, 2011 compared to $3.6 million in the six months ended June 30, 2010, an increase of approximately $1.5 million, or 39.6%. This increase was due to a $0.7 million increase in cost of maintenance revenue related to increased headcount in our United States, EMEA and Asian-Pacific support organizations to support the new customers we added during 2010 and the first half of 2011 from new sales, additional product offerings from acquisitions and internal product development. Cost of license revenue also increased by $0.8 million in the six months ended June 30, 2011 compared to the first half of 2010, primarily due to the amortization of acquired product technologies associated with the Hyper9 acquisition.

Operating Expenses

Sales and Marketing. Sales and marketing expenses were $24.5 million in the six months ended June 30, 2011 compared to $20.9 million in the six months ended June 30, 2010, an increase of $3.6 million, or 17.0%. Our sales and marketing personnel costs, which include stock-based compensation expense, increased by $4.0 million primarily due to the expansion of our direct inside sales force in the United States. Marketing program costs to drive higher levels of web traffic such as paid search, search engine optimization and management, web operating costs and trade shows decreased by $0.9 million due to planned eliminations of underperforming programs. Other costs such as professional fees, consulting services and travel expenses increased by $0.4 million.

Research and Development. Research and development expenses were $10.1 million in the six months ended June 30, 2011 compared to $7.5 million in the six months ended June 30, 2010, an increase of $2.6 million, or 35.2%. In order to support our product development strategy combined with an increase in the number of core products, we continued to increase the size of our Czech Republic research center throughout 2010 and the first half of 2011. We also added research and development personnel with the acquisition of the Austin-based Hyper9 in January 2011. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $2.3 million in the first half of 2011 compared to the first half of 2010. Other costs such as contract services, professional fees and travel expenses increased by $0.3 million.

General and Administrative. General and administrative expenses were $13.0 million in the six months ended June 30, 2011 compared to $12.2 million in the six months ended June 30, 2010, an increase of $0.8 million, or 6.1%. This $0.8 million increase was primarily due to an increase of $0.5 million in acquisition costs, $0.5 million in amortization expense related to certain acquired intangible assets, $0.3 million in professional fees and a $0.2 million reduction in legal reimbursement fees associated with a claim by a former employee that was settled in December 2009, partially offset by a decrease of $0.7 million in personnel costs, which include stock-based compensation expense, and a $0.2 million reduction in severance costs related to the retirement of our former Executive Chairman in June 2010. The decrease in personnel costs include a one-time stock-based compensation expense of $1.4 million from the acceleration of the vesting of certain options related to the retirement of our former Executive Chairman on June 30, 2010.

Other Income (Expense)

Interest expense in the six months ended June 30, 2011 was $0, decreasing by $1.1 million from the six months ended June 30, 2010, because we paid all of the outstanding principal of our credit facilities in 2010. In March 2010, we prepaid $19.1 million of the outstanding principal balance on our credit facilities. In May 2010, we fully repaid the remaining $25.0 million of principal outstanding. Other expense increased primarily due to foreign exchange losses associated with the currency fluctuations of the British Pound Sterling, U.S. dollar and Australian Dollar against the Euro.

Income Tax Expense

Our income tax expense increased by $3.1 million for the six months ended June 30, 2011 compared to the same period for 2010. This increase resulted from an increase in our income before income taxes of $11.0 million when comparing the same periods. Our expected effective tax rate decreased from 30.2% in the six months ended June 30, 2010 compared to 29.4% in the six months ended June 30, 2011, which was primarily attributable to the re-enacted U.S. research and development tax credit, and an increase in international earnings, which are generally taxed at lower tax rates.

Non-GAAP Financial Measures

This Form 10-Q includes the following financial measures defined as non-GAAP financial measures by the Securities and Exchange Commission: non-GAAP operating income; non-GAAP net income; non-GAAP diluted earnings per share; and free cash flow. Explanations of our non-GAAP financials measures, our use of these measures and reconciliations of these financial measures to the GAAP financial measures we consider most comparable are below.

We believe non-GAAP financial measures are useful to our investors in evaluating our operating performance for the following reasons:

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

•

by comparing our non-GAAP financial measures in different historical periods, our investors can evaluate our operating results without the additional variations of certain items that may not be indicative of our core operations, including stock-based compensation expense, which is a non-cash expense that is not a key measure of our operations.

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

Non-GAAP Operating Income

We define non-GAAP operating income as GAAP operating income plus stock-based compensation expense and related employer-paid payroll taxes, amortization of intangible assets, public offering costs, lawsuit settlement costs and related legal fees, severance costs related to the retirement of our former Executive Chairman and acquisition related costs, excluding the changes in fair value of contingent consideration. The table below provides a reconciliation of non-GAAP operating income to GAAP operating income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
GAAP operating income	$19,127	$12,151	$36,184	$25,580
Amortization of intangible assets	1,435	845	2,607	1,476
Stock-based compensation expense and related employer-paid payroll taxes	2,807	4,438	5,667	6,960
Public offering costs	—	151	—	170
Lawsuit settlement costs and related legal fees (reimbursements)	—	(69)	—	(217)
Severance costs related to retirement of former Executive Chairman	—	208	—	208
Acquisition related costs	(90)	144	914	410

Non-GAAP operating income	$23,279	$17,868	$45,372	$34,587

Non-GAAP Net Income

We define non-GAAP net income as GAAP net income plus those same items as above in the calculation of non-GAAP operating income as well as the write-off of debt issuance costs, fair value adjustments related to contingent consideration included in acquisition related costs and the tax benefits associated with the excluded items.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
GAAP net income	$13,551	$8,336	$25,261	$17,273
Amortization of intangible assets	1,435	845	2,607	1,476
Stock-based compensation expense and related employer-paid payroll taxes	2,807	4,438	5,667	6,960
Debt issuance costs write-off	—	131	—	334
Public offering costs	—	151	—	170
Lawsuit settlement costs and related legal fees (reimbursements)	—	(69)	—	(217)
Severance costs related to retirement of former Executive Chairman	—	208	—	208
Acquisition related costs	18	144	1,022	410
Tax benefits associated with above adjustments	(1,123)	(1,633)	(2,170)	(2,517)

Non-GAAP net income	$16,688	$12,551	$32,387	$24,097

Non-GAAP Diluted Earnings Per Share

Non-GAAP diluted earnings per share is equal to non-GAAP net income divided by weighted average shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Numerator:
Non-GAAP net income	$16,688	$12,551	$32,387	$24,097

Denominator:
Weighted average number of shares used in computing diluted earnings per share	74,346	73,287	74,184	73,061

Non-GAAP diluted earnings per share	$0.22	$0.17	$0.44	$0.33

Free Cash Flow

We define free cash flow as GAAP cash flows from operating activities plus excess tax benefit from stock-based compensation less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides important information to management, investors and security analysts regarding the cash generated by the business after the purchase of property and equipment that can then be used for, among other things, strategic acquisitions and investments, share repurchases and ongoing operations. Free cash flow does not represent the total increase or decrease in the cash balance for the period. The table below presents a reconciliation of free cash flow to GAAP cash flows from operating activities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
GAAP cash flows from operating activities	$23,637	$16,898	$42,503	$32,821
Excess tax benefit from stock-based compensation	874	3,310	4,439	7,193
Purchases of property and equipment	(465)	(852)	(1,063)	(1,434)

Free cash flow	$24,046	$19,356	$45,879	$38,580

The increase in free cash flow for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, is primarily due to the increase in cash flows from operating activities offset by a reduction in tax benefits associated with the unusually large number of option exercises by executives in 2010. For further discussion regarding cash flows from operating activities, see the discussion under the caption “Liquidity and Capital Resources” included later in this Item 2.

Acquisitions

In January 2011, we acquired Hyper9 for approximately $23.0 million in cash and contingent consideration ranging from $0 to $7.0 million based on sales milestones for fiscal year 2011 that will be paid, if at all, in the first quarter of 2012. In the first quarter of 2011, we recorded a liability for the fair value of the contingent consideration of $3.9 million which was based on the income approach with significant inputs that are not observable in the market and thus represents a Level 3 instrument. We recorded a $0.1 million fair value adjustment due to the passage of time in the second quarter of 2011. We will continue to record fair value adjustments due to the passage of time or changes in outcomes in other income (expense) in our condensed consolidated statements of income for the remainder of 2011. The contingent consideration is recorded at fair value in our condensed consolidated balance sheet as of June 30, 2011, as an accrued earnout of $4.0 million.

We accounted for the acquisition using the acquisition method of accounting. We allocated the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. We derived the value of intangible assets of $9.0 million from the present value of estimated future benefits from the various intangible assets acquired. We recorded goodwill of $14.7 million for the Hyper9 acquisition, which represents the excess of the purchase price over the aggregate fair values of the net identifiable assets acquired. For further information regarding this acquisition, see Note 2, Business Combinations, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

In July 2011, we acquired TriGeo Network Security, Inc., or TriGeo, for approximately $35.0 million in cash plus an amount equal to the excess of TriGeo’s cash and other current assets minus certain current liabilities, or working capital, as of the closing date. We paid an estimated amount of $3.5 million at closing for the working capital. This amount is subject to adjustment upon the closing balance sheet. By acquiring TriGeo, we increased our product offerings to include affordable log and event management software. The transaction will be accounted for under the acquisition method of accounting. Accordingly, the results of operations of TriGeo since the date of acquisition will be included in our condensed consolidated financial statements in the third quarter of 2011. We also incurred $0.1 million in acquisition related costs which are included in general and administrative expense in our condensed consolidated statements of income for the three and six months ended June 30, 2011. All of the assets acquired and liabilities assumed in the transaction will be recognized at their acquisition date fair values which are not finalized at this time due to the recent completion of the acquisition.

Liquidity and Capital Resources

The following table presents our key measures of liquidity for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
(in thousands)	2011	2010
Cash and cash equivalents (end of period)	$169,513	$99,767
Accounts receivable, net	22,664	17,013
Working capital	127,189	66,760
Net cash provided by operating activities	42,503	32,821
Net cash used in investing activities	(28,098)	(29,682)
Net cash provided by (used in) financing activities	11,141	(31,077)

Cash and cash equivalents

On June 30, 2011, we had $169.5 million in cash and cash equivalents and $127.2 million of working capital. Our subsidiaries outside the United States held $31.1 million of cash and cash equivalents, substantially all of which was generated from our international operations. We currently intend that the earnings generated by our international operations will be invested indefinitely in those operations and we do not expect to repatriate those earnings to our domestic operations. If we were to try and repatriate these earnings, we would incur a U.S. federal income tax liability that is not currently accrued in our financial statements.

Our available cash and cash equivalents are held in bank deposits and money market funds at June 30, 2011, although we anticipate investing in higher-yielding securities in the future. Our money market mutual funds invest in high-quality, short-term securities, many of which are issued or guaranteed by the U.S. government or by U.S. government agencies. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances held in the United States may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits or may not be insured by the FDIC. While we monitor the balances in our accounts, and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We strive to maintain our cash deposits and invest our money market funds with multiple financial institutions of reputable credit and therefore, bear minimal credit risk. To date, we have experienced no loss or lack of access to our invested cash and cash equivalents; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets in the future.

Accounts receivable, net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts. Our accounts receivable balance represents trade receivables from customers when we have provided software licenses and/or annual software maintenance agreements and we have not yet received payment. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.3 million at June 30, 2011, and $0.1 million at June 30, 2010. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 45.0 days at June 30, 2011.

Operating Activities

Net cash provided by operating activities was $42.5 million and $32.8 million for the six months ended June 30, 2011 and 2010, respectively. Net income was $25.3 million and $17.3 million for the six months ended June 30, 2011 and 2010, respectively. We incurred net non-cash expenses of $5.5 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively. Non-cash expenses primarily consisted of stock-based compensation expense of $5.5 million and $6.6 million and depreciation and amortization expense of $4.0 million and $2.5 million offset by excess tax benefits related to employee stock option exercises of $4.4 million and $7.2 million, all for the six months ended June 30, 2011 and 2010, respectively.

The change in certain assets and liabilities resulted in a net source of cash of $11.7 million and $13.6 million for the six months ended June 30, 2011 and 2010, respectively. Cash provided by operating activities is driven by sales of our software offerings and maintenance renewals. Collection of accounts receivable from the sales of our software offerings and maintenance renewals is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. Changes in our income tax receivable and payable balances are also significant components of our cash flows from operating activities. Net cash provided by operating activities was increased by a U.S. federal income tax refund of $3.7 million and reduced by interest payments of $1.3 million for the six months ended June 30, 2010.

Investing Activities

Net cash used in investing activities was $28.1 million and $29.7 million for the six months ended June 30, 2011 and 2010, respectively. Net cash used in investing activities for the six months ended June 30, 2011, was primarily related to the $23.0 million of cash used in our purchase of Hyper9. Also during the six months ended June 30, 2011, we paid $4.0 million of cash upon the achievement of certain performance criteria related to the asset acquisition of Tek-Tools in January 2010. This contingent consideration was recorded at fair value in the first quarter of 2010 as an accrued acquisition earnout of $3.7 million. The change in the fair value of the contingent consideration of $0.3 million due to the passage of time was recorded in other income (expense) in our consolidated statement of income for the year ended December 31, 2010. Therefore, in accordance with authoritative guidance, the $3.7 million earnout is reflected in cash flows from investing activities and the $0.3 million change in fair value is reflected in cash flows from operating activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2011. Net cash used in investing activities in the six months ended June 30, 2010, was primarily due to the $28.0 million of cash used in our purchase of certain assets of Tek-Tools.

Financing Activities

Net cash provided by financing activities was $11.1 million for the six months ended June 30, 2011, and net cash used in financing activities was $31.1 million for the six months ended June 30, 2010. Net cash provided by financing activities in the six months ended June 30, 2011, was due to $7.0 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock option exercises of $4.4 million, which is a reduction in cash payments related to income taxes. Net cash used in financing activities in the six months ended June 30, 2010, was due to a $44.1 million repayment of long-term debt partially offset by $5.8 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock option exercises of $7.2 million, which is a reduction in cash payments related to income taxes.

Anticipated cash flows

We believe that our existing cash and cash equivalents and our cash flow from operations will be sufficient to fund our operations and our capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of any acquisitions to expand our business, the timing of introductions of new software products and enhancements to existing software products, and the continuing market acceptance of our software offerings. Although we are not currently a party to any definitive agreement regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements, which could require us to seek additional equity or debt financing or repatriate cash generated by our international operations that would cause us to incur a U.S. federal income tax liability. Additional funds may not be available on terms favorable to us or at all.

Capital expenditures

We estimate our capital expenditures for the second half of 2011 to be approximately $3.2 million, comprised primarily of additional leasehold improvements, furniture and fixtures and computer equipment.

Acquisition-related costs

In July 2011, we acquired TriGeo Network Security, Inc., or TriGeo, for approximately $35.0 million in cash plus an amount equal to the excess of TriGeo’s cash and other current assets minus certain current liabilities, or working capital, as of the closing date. We paid an estimated amount of $3.5 million at closing for the working capital. This amount is subject to adjustment upon the closing balance sheet.

Contractual Obligations and Commitments

In January 2011, we acquired Hyper9 for approximately $23.0 million in cash and contingent consideration ranging from $0 to $7.0 million based on sales milestones for fiscal year 2011 that will be paid, if at all, in the first quarter of 2012. The payment is recorded at fair value in our condensed consolidated balance sheet as of June 30, 2011, as an accrued acquisition earnout of $4.0 million.

Off-Balance Sheet Arrangements

During the first half of 2011, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain financial market risks, including the following:

Interest Rate Risk

We had cash and cash equivalents of $169.5 million at June 30, 2011. We held these amounts primarily in cash or money market funds, although we anticipate investing in higher-yielding securities in the future. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as our investments consisted primarily of highly liquid investments purchased with original maturities of three months or less at June 30, 2011, although we anticipate investing in securities with original maturity dates of greater than three months in the future. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt specific hedging strategies in the future. Any declines in interest rates, however, will reduce future interest income.

Foreign Currency Risk

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our foreign subsidiaries was approximately 24.8% of our total revenue for the six months ended June 30, 2011. The primary foreign currencies that we invoice and on which we collect are the Euro, British Pound Sterling and Australian Dollar. Expenses incurred by our international subsidiaries are, generally, denominated in the local currency of the subsidiary. Our condensed consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. Although we may do so in the future, we do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. Thus, fluctuations in currency exchange rates could harm our business in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we have been and may be involved in various legal proceedings and claims, including the pending and post litigation discussed below, as well as other legal proceedings and claims that have not been fully resolved and that have arisen in our ordinary course of business.

Pending Litigation

On September 13, 2010, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (“Uniloc”) brought a lawsuit against SolarWinds, Inc. and SolarWinds Worldwide, LLC (collectively, “SolarWinds”) and several other defendants in the United States District Court for the Eastern District of Texas. The complaint filed by Uniloc alleges that SolarWinds and each of the other fifteen named defendants’ software infringe U.S. Patent No. 5,490,216 allegedly owned by Uniloc. Uniloc alleges that SolarWinds’ software, specifically its license key system, infringes upon this patent that utilizes a system for activating software products through a registration process. Uniloc has brought a series of lawsuits against numerous software companies around the world and the infringement and damages related to the patent at issue in the case are currently being challenged in the United States Court of Appeals for the Federal Circuit. Because this lawsuit is in its initial stages, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.

On June 22, 2011, Achates Reference Publishing, Inc. (“Achates”) brought a lawsuit against SolarWinds, Inc. and several other defendants in the United States District Court for the Eastern District of Texas. The complaint filed by Achates alleges that SolarWinds, Inc. and each of the other twelve named defendants’ software infringe U.S. Patent No. 5,982,889 (“889 Patent”) and U.S. Patent No. 6,173,403 (“403 Patent”) which are allegedly owned by Achates. Achates alleges that SolarWinds, Inc.’s Engineer Suite family of software infringes upon the 889 and 403 Patents “by employing activation technology.” Achates has brought a series of lawsuits against numerous software companies around the world. Currently, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.

As each of these matters is in an early stage, we are currently unable to determine if the resolution of these matters will have an adverse effect on our financial position, liquidity or results of operations. We currently have no other material legal proceedings pending other than the matters described above.

Past Litigation

On October 15, 2010, a lawsuit was filed on behalf of Daniel Richardson and a purported class of all persons who purchased or acquired shares of common stock of SolarWinds, Inc. (“Plaintiffs”) against SolarWinds, Inc. and certain of its current and former officers in the United States District Court for the Northern District of Texas. The lawsuit filed by Plaintiffs alleged that SolarWinds, Inc. and certain of its officers and/or directors violated the securities laws by “issu[ing] materially false and misleading statements regarding [SolarWinds, Inc.’s] operations and its business and financial results and outlook” and therefore “misled investors by misrepresenting and failing to disclose material problems with … sales to the United States federal government . . .[and] problems with [its] sales management team.”

On May 12, 2011, the United States District Court for the Northern District of Texas dismissed this lawsuit without prejudice after the Plaintiffs made a motion to voluntarily dismiss the case. Therefore, this lawsuit is no longer pending.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2011	—	$—	—	$—
May 1-31, 2011	111	23.57	—	—
June 1-30, 2011	—	—	—	—

(1)	Represents shares of our common stock withheld by us to satisfy employee withholding obligations due from equity awards issued pursuant to our 2008 Equity Incentive Plan.

Item 6.	Exhibits

Exhibit Number

2.1(1)	Agreement and Plan of Merger by and among SolarWinds, Inc., Timber Acquisition Corp., TriGeo Network Security, Inc., the Shareholders and Michelle Dickman, individually and in her capacity as Representative, dated as of June 20, 2011

3.1(2)	Amended and Restated Certificate of Incorporation, as currently in effect

3.2(3)	Amended and Restated Bylaws, as currently in effect

4.1(3)	Specimen certificate for shares of common stock

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s Current Report on Form 8-K filed on June 23, 2011.
(2)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162661) filed on October 26, 2009.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (No. 333-149851), originally filed on March 21, 2008 and subsequently amended.
*	Filed herewith.
**	Furnished herewith.

SOLARWINDS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS, INC.

Dated: August 5, 2011	By:	/S/ MICHAEL J. BERRY

Michael J. Berry
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Item 6.	Exhibits

Exhibit Number

2.1(1)	Agreement and Plan of Merger by and among SolarWinds, Inc., Timber Acquisition Corp., TriGeo Network Security, Inc., the Shareholders and Michelle Dickman, individually and in her capacity as Representative, dated as of June 20, 2011

3.1(2)	Amended and Restated Certificate of Incorporation, as currently in effect

3.2(3)	Amended and Restated Bylaws, as currently in effect

4.1(3)	Specimen certificate for shares of common stock

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s Current Report on Form 8-K filed on June 23, 2011.
(2)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162661) filed on October 26, 2009.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (No. 333-149851), originally filed on March 21, 2008 and subsequently amended.
*	Filed herewith.
**	Furnished herewith.