Form 10-Q
period 2011-09-30
SolarWinds, Inc.
filed 2011-11-04
CIK 1428669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

On November 3, 2011, 73,094,950 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS, INC.

Safe Harbor Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such statements may be signified by terms such as “anticipates,” “believes,” “could,” “continues,” “seeks,” “estimates,” “expects,” “intends,” “may,” “hopes,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those summarized under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2010 and our quarterly reports on Forms 10-Q. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we do not intend, and undertake no obligation to revise or update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SolarWinds, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$135,823	$142,003
Short-term investments	27,625	—
Accounts receivable, net of allowances of $250 and $201 as of September 30, 2011 and December 31, 2010, respectively	28,476	20,255
Income tax receivable	1,776	10,350
Deferred taxes	322	261
Other current assets	3,071	3,210

Total current assets	197,093	176,079
Property and equipment, net	7,053	6,702
Long-term investments	2,329	—
Deferred taxes	4,357	4,099
Goodwill	79,798	40,424
Intangible assets and other, net	41,252	20,173

Total assets	$331,882	$247,477

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,499	$2,150
Accrued liabilities	8,330	8,588
Accrued earnout	2,543	4,000
Income taxes payable	574	555
Current portion of deferred revenue	69,589	52,583

Total current liabilities	83,535	67,876
Long-term liabilities:
Deferred revenue, net of current portion	3,381	3,175
Other long-term liabilities	1,546	817

Total liabilities	88,462	71,868
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 73,042,747 and 71,658,808 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	73	72
Additional paid-in capital	187,750	165,972
Accumulated other comprehensive loss	(1,065)	(1,256)
Accumulated earnings	56,662	10,821

Total stockholders’ equity	243,420	175,609

Total liabilities and stockholders’ equity	$331,882	$247,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
License	$25,522	$20,850	$66,971	$55,735
Maintenance and other	28,426	20,304	75,778	55,252

Total revenue	53,948	41,154	142,749	110,987
Cost of license revenue	1,337	490	2,911	1,307
Cost of maintenance and other revenue	2,201	1,547	5,680	4,349

Gross profit	50,410	39,117	134,158	105,331
Operating expenses:
Sales and marketing	14,193	10,993	38,698	31,930
Research and development	5,568	4,054	15,640	11,505
General and administrative	6,996	5,860	19,983	18,106
Accrued earnout gain	(1,600)	—	(1,600)	—

Total operating expenses	25,157	20,907	72,721	61,541

Operating income	25,253	18,210	61,437	43,790
Other income (expense):
Interest income	89	35	214	135
Interest expense	—	—	—	(1,146)
Other income (expense)	537	(174)	21	37

Total other income (expense)	626	(139)	235	(974)

Income before income taxes	25,879	18,071	61,672	42,816
Income tax expense	4,991	5,912	15,523	13,384

Net income	$20,888	$12,159	$46,149	$29,432

Net income per share:
Basic earnings per share	$0.29	$0.18	$0.63	$0.43

Diluted earnings per share	$0.28	$0.17	$0.62	$0.40

Weighted shares used to compute net income per share:
Shares used in computation of basic earnings per share	72,947	68,668	72,677	68,052

Shares used in computation of diluted earnings per share	74,457	72,511	74,269	72,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$46,149	$29,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,723	3,896
Provision for doubtful accounts	86	134
Stock-based compensation expense	8,084	8,954
Accrued earnout gain	(1,600)	—
Deferred taxes	36	409
Excess tax benefit from stock-based compensation	(5,132)	(17,367)
Other non-cash expenses	359	679
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(8,262)	(8,844)
Income taxes receivable	(25)	30
Prepaid income taxes	—	4,675
Prepaid and other current assets	389	(430)
Accounts payable	338	(1,362)
Accrued liabilities	(488)	1,471
Accrued interest payable	—	(539)
Income taxes payable	14,249	11,713
Deferred revenue and other liabilities	14,067	13,198

Net cash provided by operating activities	74,973	46,049
Cash flows from investing activities
Purchases of short-term and long-term investments	(30,179)	—
Purchases of property and equipment	(1,843)	(1,967)
Purchases of intangible assets and other	(554)	(651)
Acquisition of businesses, net of cash acquired	(58,483)	(28,039)
Earnout payments for acquisitions	(3,743)	—

Net cash used in investing activities	(94,802)	(30,657)
Cash flows from financing activities
Repurchase of common stock	(307)	(24,987)
Exercise of stock options	8,771	14,771
Excess tax benefit from stock-based compensation	5,132	17,367
Repayment of long-term debt	—	(44,097)
Repayments of capital lease obligations	—	(9)

Net cash provided by (used in) financing activities	13,596	(36,955)
Effect of exchange rate changes on cash and cash equivalents	53	(388)

Net decrease in cash and cash equivalents	(6,180)	(21,951)
Cash and cash equivalents
Beginning of period	142,003	129,788

End of period	$135,823	$107,837

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1,280

Cash paid (received) for income taxes	$1,110	$(3,457)

Noncash investing and financing transactions
Accrued earnout (Note 3)	$3,938	$3,743

Stock issued for acquisition	$—	$9,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

SolarWinds, Inc., a Delaware corporation, and its subsidiaries (“we” or “us”) design, develop, market, sell and support enterprise information technology, or IT, infrastructure management software to IT professionals in organizations of all sizes. Our product offerings range from individual software tools to more comprehensive software products that solve problems encountered every day by IT professionals. Our products are designed to help enable efficient and effective management of their infrastructure, including networks, applications, storage and physical and virtual servers.

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

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:

•	the valuation of goodwill, intangibles, long-lived assets and contingent consideration, including accrued earnouts;
•	revenue recognition;
•	stock-based compensation;
•	income taxes; and
•	loss contingencies.

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

In September 2011, the FASB issued a standard to provide updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The updated accounting guidance is effective for interim and annual periods beginning after December 15, 2011. Early application is permitted. We will adopt the updated guidance in the first quarter of fiscal year 2012. We do not believe this standard will have a material impact on our condensed consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.

Short-Term and Long-Term Investments

Our short-term and long-term investments, classified as available-for-sale securities, consist primarily of marketable securities such as corporate bonds, municipal bonds and commercial paper. We determine the appropriate classification of short-term and long-term investments at the time of purchase and reevaluate such determination at each balance sheet date. All securities classified as short-term investments have contractual maturities of less than twelve months, but more than three months. All securities classified as long-term investments have contractual maturities greater than twelve months. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of interest income, along with interest and dividends. The cost of securities sold is based on the specific-identification method. In determining if and when a decline in fair value is judged to be other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. Declines in fair value deemed other-than-temporary are included as a component of interest income. We have not recorded any other-than-temporary impairments related to marketable securities.

Contingent Consideration

Contingent consideration, which includes earnout payments in connection with our acquisitions, is recognized at fair value on the acquisition date and remeasured each reporting period with subsequent adjustments recognized in the condensed consolidated statements of income. We estimate the fair value of contingent consideration liabilities based on certain milestones of the acquired companies and estimated probabilities of achievement and discount the liabilities to present value using a weighted-average cost of capital. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration liability is revalued to estimated fair value and changes in fair value subsequent to the acquisitions are reflected in net income in the condensed consolidated statements of income and could cause a material impact to, and volatility in, our operating results.

Changes in the fair value of contingent consideration liabilities may result from changes in discount periods, changes in the timing and amount of sales and/or other specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. We reflect changes in fair value due to probability changes as accrued earnout (gains) losses in total operating expenses and changes in fair value due to the passage of time as an expense in total other income (expense) in the condensed consolidated statements of income. Earnout payments are reflected in cash flows from investing activities and the changes in fair value are reflected in cash flows from operating activities in the condensed consolidated statements of cash flows.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Cumulative foreign currency translation adjustments and unrealized gains (losses) on investments, each net of tax, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The table below provides a reconciliation of net income to comprehensive income.

	Nine Months Ended September 30,
(in thousands)	2011	2010
Net income	$46,149	$29,432
Foreign currency translation adjustment, net of taxes	219	(502)
Unrealized gains (losses) on investments, net of taxes	(28)	—

Comprehensive income	$46,340	$28,930

Stock-Based Compensation

We have granted our employees and directors stock-based incentive awards. These awards are in the form of stock options, restricted stock and restricted stock units. We measure stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards on the date of grant. The fair value of the stock-based awards is estimated using a Black-Scholes valuation model. The fair value of restricted stock and restricted stock unit awards is determined using the fair market value of our common stock based on the quoted market price on the date of grant. Stock-based compensation expense reduced income before income taxes by $2.6 million and $2.3 million for the three months ended September 30, 2011 and 2010, respectively, and by $8.1 million and $9.0 million for the nine months ended September 30, 2011 and 2010, respectively.

An excess tax benefit arises when the tax deduction related to a stock-based award is greater than the award’s original grant date fair value pursuant to the authoritative guidance. For financial reporting purposes, this excess tax benefit is not recorded as a tax benefit in our condensed consolidated statements of income and is, instead, treated as additional paid-in capital in our condensed consolidated balance sheets. The excess tax benefit recognized from the exercise of stock-based awards was $0.7 million and $10.2 million for the three months ended September 30, 2011 and 2010, respectively, and $5.1 million and $17.4 million for nine months ended September 30, 2011 and 2010, respectively. These excess tax benefits are a reduction to our cash payments related to income taxes and must be reported as cash flows from financing activities in our condensed consolidated statements of cash flows.

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

2. Acquisitions

We account for acquisitions using the acquisition method of accounting. We allocate the purchase price to the assets acquired, including intangible assets and liabilities assumed based on estimated fair values at the date of the acquisition. We estimate the value of assets and liabilities based on purchase price and future intended use. We derive the value of intangible assets from the present value of estimated future benefits from the various intangible assets acquired. We include the operating results of acquisitions in our condensed consolidated financial statements from the effective date of the acquisition. Acquisition related costs are included in general and administrative expenses in our condensed consolidated statements of income.

Hyper9

In January 2011, we acquired Hyper9, Inc., or Hyper9 for approximately $23.0 million in cash and contingent consideration ranging from $0 to $7.0 million based on sales milestones for the one year period after the closing of the acquisition. Hyper9 increased our product offerings to include virtualization management software and eliminated the normal time to market required to develop a new software product. The contingent consideration fair value was $3.9 million and was recorded in our condensed consolidated balance sheet in the first quarter of 2011. See Note 3 for a further discussion of outstanding obligations related to the Hyper9 acquisition. In the first quarter of 2011, we also incurred $0.7 million in acquisition related costs and an additional $0.3 million of other acquisition costs primarily consisting of lease abandonment costs, net of estimated sublease income. In the second quarter of 2011, we recorded a $0.2 million reduction in lease abandonment costs due to an increase in our estimated sublease income. The acquisition was financed with cash flows from operations. The weighted average amortization period for the intangible assets acquired was 6.8 years.

TriGeo

In July 2011, we acquired TriGeo Network Security, Inc., or TriGeo, for approximately $35.5 million in cash. By acquiring TriGeo, we increased our product offerings to include log and event management software. We incurred $0.2 million in acquisition related costs for the three and nine months ended September 30, 2011. The acquisition was financed with cash flows from operations. The weighted average amortization period for the intangible assets acquired was 6.3 years.

We allocated the purchase price for the Hyper9 and TriGeo acquisitions as follows:

	Hyper9 Fair Value	TriGeo Fair Value	Useful Life (in years)

	(in thousands)
Intangible assets:
Developed product technologies	$7,978	$12,240	7
Customer relationships	560	3,439	6
Non-competition covenant	462	365	3 - 5
Goodwill	14,663	24,618	—
Deferred revenue	(258)	(2,660)	—
Net other assets (liabilities)	3,533	(2,507)	—

Total purchase price, net of cash acquired	$26,938	$35,495

Goodwill represents the excess of the purchase price over the aggregate fair value of the net identifiable assets acquired and is not deductible for tax purposes. Goodwill for Hyper9 and TriGeo resulted primarily from our expectations that we will now be able to offer our customers additional products in new markets. Additionally, the acquisitions will attract new customers for our entire line of products. We have integrated the Hyper9 and TriGeo businesses into our broader IT infrastructure management business eliminating overlapping processes and expenses and integrating its products and sales efforts. Therefore, there are no separate revenue and earnings for the acquisitions since their respective integration into our business model. Our condensed consolidated financial statements include the operating results of the acquired businesses from the effective date of each acquisition. Pro forma results of operations for these acquisitions have not been presented as the financial impact to our consolidated results of operations, both individually and in aggregate, is not material.

The following table reflects the changes in goodwill for the nine months ended September 30, 2011:

(in thousands)
Balance at December 31, 2010	$40,424
Acquisitions	39,281
Acquisition accounting adjustments	(12)
Foreign currency translation adjustment	105

Balance at September 30, 2011	$79,798

Goodwill and indefinite-lived intangibles are tested annually in the fourth fiscal quarter and whenever events or circumstances indicate impairment may have occurred. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. No impairment of goodwill or indefinite-lived intangibles has been identified at September 30, 2011.

3. Fair Value of Financial Assets and Liabilities

The carrying amounts of our financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their respective fair values due to the short-term nature of these instruments.

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

Our cash equivalents and short-term and long-term investments as of September 30, 2011 consisted primarily of corporate bonds, money market funds, municipal bonds and commercial paper. We began investing in short-term and long-term investments in the third quarter of 2011 and, as such, there are no investments to report for the year ended December 31, 2010. The following table summarizes our cash, cash equivalents and short-term and long-term investments as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
(in thousands)	Cost	Gross Unrealized Gains (Losses)	Fair Value	Cost	Gross Unrealized Gains (Losses)	Fair Value
Cash and cash equivalents:
Cash	$45,403		$45,403	$35,803		$35,803
Available-for-sale securities:
Money market funds	88,420	—	88,420	106,200	—	106,200
Commercial paper	2,000	—	2,000	—	—	—

Total available-for-sale securities	90,420	—	90,420	106,200	—	106,200

Total cash and cash equivalents	$135,823	$—	$135,823	$142,003	$—	$142,003

Short-term investments:
Available-for-sale securities:
Corporate bonds	$10,347	$(30)	$10,317	$—	$—	$—
Municipal bonds	9,331	(7)	9,324	—	—	—
Commercial paper	7,985	(1)	7,984	—	—	—

Total short-term investments	$27,663	$(38)	$27,625	$—	$—	$—

Long-term investments:
Available-for-sale securities:
Corporate bonds	$2,334	$(5)	$2,329	$—	$—	$—

Total long-term investments	$2,334	$(5)	$2,329	$—	$—	$—

The following table summarizes the fair value of our short-term and long-term investments with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2011
Corporate bonds	$12,646	$(35)	$—	$—	$12,646	$(35)
Municipal bonds	9,324	(7)	—	—	9,324	(7)
Commercial paper	7,988	(1)	—	—	7,988	(1)

	$29,958	$(43)	$—	$—	$29,958	$(43)

The following table summarizes the contractual underlying maturities of our short-term and long-term investments as of September 30, 2011:

(in thousands)	Cost	Fair Value
Due in one year or less	$118,083	$118,045
Due after one year through two years	2,334	2,329

	$120,417	$120,374

The following table summarizes the fair value of our financial assets and liabilities that were measured on a recurring basis as of September 30, 2011 and December 31, 2010:

	Fair Value Measurements at September 30, 2011 Using				Fair Value Measurements at December 31, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$88,420	$—	$—	$88,420	$106,200	$—	$—	$106,200
Commercial paper	2,000	—	—	2,000	—	—	—	—

Total cash equivalents	90,420	—	—	90,420	106,200	—	—	106,200

Short-term investments:
Corporate bonds	10,317	—	—	10,317	—	—	—	—
Municipal bonds	9,324	—	—	9,324	—	—	—	—
Commercial paper	7,984	—	—	7,984	—	—	—	—

Total short-term investments	27,625	—	—	27,625	—	—	—	—

Long-term investments:
Corporate bonds	2,329	—	—	2,329	—	—	—	—

Total long-term investments	2,329	—	—	2,329	—	—	—	—

Total assets	$120,374	$—	$—	$120,374	$106,200	$—	$—	$106,200

Liabilities:
Accrued earnout	$—	$—	$2,543	$2,543	$—	$—	$4,000	$4,000

Total liabilities	$—	$—	$2,543	$2,543	$—	$—	$4,000	$4,000

Contingent Consideration

Hyper9

We recorded $3.9 million of contingent consideration related to the Hyper9 acquisition as an accrued earnout in our condensed consolidated balance sheet in the first quarter of 2011 (see Note 2 for further details of the acquisition). The accrued earnout is valued using a probability weighted discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates of the probabilities of achieving the various levels of new license sales in the earnout formula and discount rates. We review these assumptions each quarter based on actual results to determine if adjustments should be made. During this review for the third quarter of 2011, we adjusted the probabilities of achieving the various levels of new license sales in the earnout formula based on year-to-date sales results and our fourth quarter projected sales for the Hyper9 product. This adjustment resulted in a $1.6 million reduction in the fair value of the accrued earnout liability from the fair value in our condensed consolidated balance sheet as of June 30, 2011. Consequently, we recorded a $1.6 million accrued earnout gain in our condensed consolidated statements of income for the three and nine months ended September 30, 2011. The revised accrued earnout fair value of $2.5 million is reflected in our condensed consolidated balance sheet as of September 30, 2011. We will record any additional fair value adjustments in the fourth quarter of 2011 and the earnout payment, if any, will be paid in the first quarter of 2012.

Tek-Tools

In February 2011, we paid $4.0 million of cash upon the achievement of certain performance criteria related to the acquisition of assets from Tek-Tools, Inc. in January 2010. This contingent consideration was recorded at fair value in the first quarter of 2010 as an accrued acquisition earnout of $3.7 million.

A reconciliation of the beginning and ending balances of acquisition related accrued earnouts using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 follows:

	Acquisition
(in thousands)	Tek-Tools	Hyper9	Total
Accrued earnout liability as of December 31, 2010	$4,000	$—	$4,000
Additions (payments)	(4,000)	3,938	(62)
Change in fair value due to a change in probability	—	(1,600)	(1,600)
Change in fair value due to the passage of time	—	205	205

Accrued earnout liability as of September 30, 2011	$—	$2,543	$2,543

4. Earnings Per Share

We computed basic earnings per share using the weighted-average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and vesting of restricted stock units.

A reconciliation of the number of the numerator and denominator used in the calculation of basic and diluted earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(in thousands)
Basic earnings per share
Numerator:
Net income	$20,888	$12,159	$46,149	$29,432

Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	72,947	68,668	72,677	68,052

Diluted earnings per share
Numerator:
Net income	$20,888	$12,159	$46,149	$29,432

Denominator:
Weighted-average shares used in computing basic earnings per share	72,947	68,668	72,677	68,052
Add options and restricted stock units to purchase common stock	1,510	3,843	1,592	4,780

Weighted-average shares used in computing diluted earnings per share	74,457	72,511	74,269	72,832

Dilution from assumed exercises of stock options and vesting of restricted stock units is dependent upon several factors, including the market price of our common stock. During the three months ended September 30, 2011 and 2010, stock-based incentive awards of approximately 1,451,000 and 1,313,000, respectively, and 1,526,000 and 1,173,000 during the nine months ended September 30, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share. The awards were not included because the average market price of the underlying stock did not exceed the sum of the exercise price, unrecognized compensation expense and the excess tax benefit and thus, the results would have been anti-dilutive. The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options and vesting of restricted stock units. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises of stock options and vesting of restricted stock units.

5. Income Taxes

For the three months ended September 30, 2011 and 2010, we recorded income tax expense of $5.0 million and $5.9 million, respectively, resulting in an effective tax rate of 19.3% and 32.7%, respectively. For the nine months ended September 30, 2011 and 2010, we recorded income tax expense of $15.5 million and $13.4 million, respectively, resulting in an effective tax rate of 25.2% and 31.3%, respectively. The decrease in the effective tax rate from 2010 to 2011 was primarily attributable to the recognition of certain discrete tax items, the re-enacted U.S. research and development tax credit, and to a lesser extent, an increase in international earnings, which are generally taxed at lower tax rates.

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. In the three and nine months ended September 30, 2011 and 2010, interest and penalties recorded were not significant. As of September 30, 2011, we have an insignificant amount accrued for interest related to unrecognized tax benefits.

We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2010 tax years remain open and subject to examination by federal and foreign tax authorities. The 2006 through 2010 tax years generally remain open and subject to examination by the state tax authorities. The statute of limitation for the 2007 federal tax year expired during the quarter ended September 30, 2011. The audit by the Ireland Revenue Authority for the period beginning January 1, 2008 through December 31, 2009 was closed in the first quarter 2011 with no adjustments. We are currently under audit by the U.S. Internal Revenue Service for the tax year ended December 31, 2009 and do not anticipate any material adjustments. Besides the United States, we are not currently under audit in any major taxing jurisdiction.

6. Commitments and Contingencies

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

Contingent Consideration

On January 14, 2011, we acquired Hyper9 for approximately $23.0 million in cash and contingent consideration ranging from $0 to $7.0 million based on sales milestones for the one year period after the closing of the acquisition that will be paid, if at all, in the first quarter of 2012. See Note 3 for a further discussion of the accrued earnout related to the Hyper9 acquisition.

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

In January 2010, in response to changes in the technology environment and to meet the needs of our customers, we acquired certain assets of Tek-Tools, Inc., or Tek-Tools, expanding the range of elements of IT infrastructure that our products monitor and manage to include storage and virtualized servers. In January 2011, we entered into the application performance and virtualization management markets through the launch of SolarWinds Application Performance Monitor and the acquisition of Hyper9, Inc., or Hyper9, a privately-held virtualization management software provider based in Austin, Texas. In July 2011, we acquired TriGeo Network Security, Inc., an Idaho corporation, or TriGeo, expanding our broad portfolio of products to include a log and event management solution. We anticipate continuing to make selective acquisitions of companies with products that complement our business model as part of our overall growth strategy.

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

Key Financial Highlights

Key financial highlights for the first three quarters of 2011 include the following:

•	Total revenue was $142.7 million in the first three quarters of 2011 compared to $111.0 million in the first three quarters of 2010;

•	Operating income was $61.4 million in the first three quarters of 2011 compared to $43.8 million in the first three quarters of 2010;

•	Net income was $46.1 million in the first three quarters of 2011 compared to $29.4 million in the first three quarters of 2010; and

•	Net income was $0.62 per share on a fully diluted basis for the first three quarters of 2011 compared to $0.40 per share on a fully diluted basis for the first three quarters of 2010.

Key Business Metrics

We review a number of key business metrics to help us monitor the performance of our business model and to identify trends affecting our business. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

Transactional Metrics

We focus our sales, marketing and research and development efforts on IT professionals in organizations of all sizes, with the goal of driving purchases of our software by these IT professionals in short sales cycles with minimal levels of approval. In addition, many of our customers make small initial purchases of our software to manage specific components of their infrastructures and, then, make additional purchases over time to expand the use of the product that they purchased or to buy additional software products from us. We review the core product transaction growth and the average transaction size for new license sales to ensure the effectiveness of our marketing and sales model. We define a transaction as each invoice issued for the sale of one or more of our products.

Core Product Transaction Growth for New License Sales. We define our core product transactions as the number of new license sales transactions that include at least one of our core products. If none of our core products is included in a particular transaction, then that transaction is not a core product transaction. We define our core products as our enterprise-class IT management products, including our Orion family of products, storage manager, virtualization manager and log and event manager. Our tools for network and system engineers and entry-level monitoring products, such as ipMonitor, Kiwi Syslog Server, Kiwi CatTools and Kiwi Logviewer products, or Kiwi products, Engineer’s Toolset and LANsurveyor, are not considered core products. These tools create broad awareness which may influence the purchase of our core products. However, since the sales of core products represented more than 90% of our license revenue for the first three quarters of 2011, we believe that management can better evaluate changes in our product portfolio, expansion into new markets and the addition of new customers by evaluating the performance of our core products.

Average Transaction Size for New License Sales. We calculate average transaction size for new license sales excluding our Kiwi products because these products sell at a higher transaction volume and lower price than our core products and other transactional products such as ipMonitor, Engineer’s Toolset and LANsurveyor. Including these Kiwi products would have a significant impact on the average transaction size for new license sales despite representing only a very small portion of our license revenue. By excluding our Kiwi products, we believe that management can better evaluate our core business without the impact of the high-volume, low price Kiwi products that are not representative of our other products.

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

Revenue Growth

We have employed a differentiated business model for marketing and selling high volumes of enterprise-class software, which is focused on rapid revenue growth at high operating margins. We regularly review our total revenue growth to measure our success. We have built a pricing model for our products that aims to maximize our recurring revenue and the value of a customer over time and not upfront license revenue. This pricing model is an important component of our financial model. These models are based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our core enterprise-class IT management products.

Opportunities and Trends

Businesses, governments and other organizations are increasingly relying on data networks and IT infrastructures to execute their operations, facilitate their internal and external communications and transact business with their customers and partners. The size of these networks, the number of applications and servers, and the complexity of physical and virtual server environments are increasing as organizations place more reliance on them. We believe that the increasing challenges of IT infrastructure management and the limitations of existing offerings present a market opportunity for our products. In addition to the network management products that we have offered since 2001, we also offer products that we have developed or acquired that manage applications, storage, virtualized servers and perform log collection and analysis. We believe that these products allow us to compete effectively in the adjacent markets of application, storage resource, virtualization and log and event management. We expect our revenue to continue to grow as we capitalize on these and other market opportunities. While we feel that we have integrated or begun to integrate our acquired businesses successfully, any revenue growth and operating synergies of our acquired products may be lower than expected if we are unable to do so in the future.

In the third quarter of 2011, we recognized 21.3% of our revenue from sales by our international subsidiaries. We believe there is a substantial opportunity for additional sales of our software in the Europe, Middle East and Africa region (“EMEA”) and the Asia-Pacific region, and we intend to increase our sales, marketing and support operations in these regions. However, we believe there is significant uncertainty regarding the economic conditions in certain of these geographic regions, particularly in parts of Europe. We believe that any difficult economic conditions may adversely affect the sales of our products, but could offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of many competing products.

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

Key Components of Our Results of Operations

Sources of Revenue

Our revenue is primarily comprised of license and maintenance revenue. We license our software under perpetual licenses, which ordinarily include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new licenses and upgrades to our software. We have experienced annual and quarterly year-over-year growth in license revenue. Customers can renew, and generally have renewed, their maintenance agreements for annual periods at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. Maintenance revenue is an important source of our future revenue. We have experienced strong and consistent annual and quarterly year-over-year growth in maintenance and other revenue. Because our maintenance base grew during 2010 and the first three quarters of 2011 due to new license sales, high customer retention and acquisitions, we expect maintenance revenue to continue to increase in future periods.

Cost of Revenue

Cost of revenue primarily consists of personnel costs related to providing technical support services and amortization of acquired developed product technologies. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for technical support personnel, as well as an allocation of our facilities, information technology and other overhead costs and our employee benefit costs. We allocate stock-based compensation expense and related employer-paid payroll taxes to personnel costs based on how we categorize the department in which the option or restricted stock unit holder works. We allocate overhead, such as rent, computer and other technology costs and employee benefit costs, to personnel costs in each expense category based on worldwide headcount in that category. We expect our cost of revenue to increase in absolute dollars and to fluctuate as a percentage of revenue as we acquire additional companies and integrate the businesses.

Operating Expenses

We classify our operating expenses into four categories: sales and marketing; research and development; general and administrative; and accrued earnout (gain) loss.

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

Our operating expenses increased in absolute dollars and decreased as a percentage of revenue in the first three quarters of 2011 compared to the first three quarters of 2010, as we have continued to build infrastructure and add employees through acquisitions and internal growth across all departments in order to accelerate and support our growth. The number of full-time employees as of September 30, 2011, was 596, as compared to 433, as of September 30, 2010. We will continue to make investments in our business by expanding our direct inside sales force domestically and internationally, increasing our marketing operations and programs and adding research and development personnel worldwide which will increase our operating expenses. We expect our operating expenses in future periods to continue to increase in absolute dollars and to fluctuate as a percentage of revenue as we acquire additional companies and integrate the businesses.

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives, commissions earned by our sales personnel, the cost of marketing programs such as paid search, search engine optimization and management, trade shows, webinars and the cost of business development programs. We expect to continue to hire sales personnel in the United States and in our international sales offices. In the fourth quarter of 2011, we expect to complete the expansion of our sales offices in Singapore and Australia which will result in an increase in facilities and personnel costs. We also expect to continue to invest in our marketing programs to drive customer downloads and support our new product launches.

Research and Development. Research and development expenses primarily consist of personnel costs for our product development employees and executives. We have devoted our development efforts primarily to expanding our product line and increasing the functionality and enhancing the ease-of-use of our software products. Since establishing our research and development center in the Czech Republic and as a result of our acquisitions, we have significantly increased our research and development employee headcount. As part of our acquisitions, we increased research and development personnel in New Zealand, India and the United States. We expect to continue to invest in our research and development activities by hiring engineers in the United States and in our international locations. In the third quarter of 2011, we started the expansion of our development center in India which has resulted in and will result in an increase in facilities and personnel costs. We expect to complete the expansion in the fourth quarter of 2011. This expansion will allow us to continue our research and development growth strategy internationally.

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

Accrued Earnout (Gain) Loss. Accrued earnout (gain) loss represents the change in the fair value of the contingent consideration obligation recorded on the acquisition date due to subsequent adjustments in the probability assumptions with respect to the likelihood of achieving the earnout criteria. We recorded $3.9 million of contingent consideration related to the Hyper9 acquisition as an accrued earnout in our condensed consolidated balance sheet in the first quarter of 2011 (see Note 2 for further details of the acquisition). The accrued earnout is valued using a probability weighted discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates of the probabilities of achieving the various levels of new license sales in the earnout formula and discount rates. We review these assumptions each quarter based on actual results to determine if adjustments should be made. During this review for the third quarter of 2011, we adjusted the probabilities of achieving the various levels of new license sales in the earnout formula based on year-to-date sales results and our fourth quarter projected sales for the Hyper9 product. This adjustment resulted in a $1.6 million reduction in the fair value of the accrued earnout liability from the fair value in our condensed consolidated balance sheet as of June 30, 2011. Consequently, we recorded a $1.6 million accrued earnout gain in our condensed consolidated statements of income for the three and nine months ended September 30, 2011. The revised accrued earnout fair value of $2.5 million is reflected in our condensed consolidated balance sheet as of September 30, 2011. We will record any additional fair value adjustments in the fourth quarter of 2011 and the earnout payment, if any, will be paid in the first quarter of 2012.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, foreign exchange gains (losses), government grant income and acquisition related contingent consideration fair value adjustments due to the passage of time. Interest income represents interest received on our cash, cash equivalents and short-term and long-term investments, net of amortization of prepaid interest. Interest expense in the first three quarters of 2010 was associated with our outstanding long-term debt which was paid in full in May 2010. Foreign exchange gains (losses) relate to expenses and billing transactions denominated in currencies other than the functional currency of the associated subsidiary. Government grant income is related to grants received by our Czech Republic entity for the creation of job positions and related training costs.

Income Tax Expense

Income tax expense primarily consists of corporate income taxes related to profits resulting from the sale of our software offerings by our United States and Irish entities. The rate of taxation on income earned by our United States entity is higher than the rate of taxation on income earned by our Irish entity. If our international income, as a percentage of total income, increases as we expect, then our effective income tax rate should correspondingly decline. However, our effective tax rate may be affected by many other factors, such as changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international structure, shifts in the amount of taxable income earned in the United States, as compared with other regions in the world, and changes in overall levels of income before tax.

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

Comparison of the Three Months Ended September 30, 2011 and 2010

The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Three Months Ended
	September 30, 2011	% of Revenue	September 30, 2010	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$25,522	47.3%	$20,850	50.7%	$4,672
Maintenance and other	28,426	52.7	20,304	49.3	8,122

Total revenue	53,948	100.0	41,154	100.0	12,794
Cost of revenue	3,538	6.6	2,037	4.9	1,501

Gross profit	50,410	93.4	39,117	95.1	11,293

Operating expenses:
Sales and marketing	14,193	26.3	10,993	26.7	3,200
Research and development	5,568	10.3	4,054	9.9	1,514
General and administrative	6,996	13.0	5,860	14.2	1,136
Accrued earnout gain	(1,600)	(3.0)	—	—	(1,600)

Total operating expenses	25,157	46.6	20,907	50.8	4,250

Operating income	25,253	46.8	18,210	44.2	7,043

Other income (expense):
Interest income	89	0.2	35	0.1	54
Other income (expense)	537	1.0	(174)	(0.4)	711

Total other income (expense)	626	1.2	(139)	(0.3)	765

Income before income taxes	25,879	48.0	18,071	43.9	7,808
Income tax expense	4,991	9.3	5,912	14.4	(921)

Net income	$20,888	38.7%	$12,159	29.5%	$8,729

Revenue

Revenue was $53.9 million in the three months ended September 30, 2011 compared to $41.2 million in the three months ended September 30, 2010, an increase of $12.8 million, or 31.1%. Maintenance and other revenue increased $8.1 million due to a growing maintenance renewal customer base and an increase in new license sales which drives new maintenance revenue. We have maintained high customer retention and our customer base has continued to grow with acquisitions. License revenue increased $4.7 million due to continued growth in new license sales of our Orion family of products and sales of our newly-developed and newly-acquired products such as those in the log and event management and virtualization markets.

Our core product transaction growth increased 38.6% in the third quarter of 2011 compared to the third quarter of 2010 as a result of our growth in new license sales of our Orion family of products and the release of new stand-alone products and other products. As the number of core product transactions fluctuates with changes in the business or product mixes, this also affects our trailing 12-month average transaction size for new license sales. As of September 30, 2011, the trailing 12-month average transaction size for new license sales was approximately $8,500 as compared to approximately $8,100 for the trailing 12-month period as of September 30, 2010, an increase of approximately 5%.

For the third quarter of 2011 compared to the third quarter of 2010, new license sales in our global commercial business increased 25.4% and new license sales in our U.S. federal government business increased 18.9%. This growth in both businesses was driven mainly by strong year-over-year growth in core product transaction volume. We had two transactions in the third quarter of 2011 and one transaction in the third quarter of 2010 with the U.S. federal government that each resulted in license revenue greater than $0.5 million. Our revenue from our foreign subsidiaries was 21.3% and 19.8% of total revenue in the third quarter of 2011 and 2010, respectively.

Cost of Revenue

Cost of revenue was $3.5 million in the three months ended September 30, 2011 compared to $2.0 million in the three months ended September 30, 2010, an increase of $1.5 million, or 73.7%. Cost of license revenue increased by $0.8 million in the third quarter of 2011 compared to the third quarter of 2010, primarily due to the amortization of acquired product technologies associated with the Hyper9 and TriGeo acquisitions. The increase in cost of revenue was also due to a $0.7 million increase in cost of maintenance revenue related to increased headcount from the acquisition of TriGeo combined with an increase in the headcount in the United States support organization to support new customers added each quarter, additional product offerings from acquisitions and internal product development.

Operating Expenses

Sales and Marketing. Sales and marketing expenses were $14.2 million in the three months ended September 30, 2011 compared to $11.0 million in the three months ended September 30, 2010, an increase of $3.2 million, or 29.1%. We increased the size of our sales management team and marketing personnel to give us the ability to scale our sales effort as we continue to grow and enter new markets. As a result of these expansion efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased by $2.6 million. Marketing program costs to drive higher levels of web traffic such as paid search, search engine optimization and management, web operating costs and trade shows increased by $0.2 million. Other costs such as consulting services, professional fees, subscription costs and other miscellaneous expenses increased by $0.4 million.

Research and Development. Research and development expenses were $5.6 million in the three months ended September 30, 2011 compared to $4.1 million in the three months ended September 30, 2010, an increase of $1.5 million, or 37.3%. In order to support our product development strategy and the development of new stand-alone, acquired and other products, we have continued to increase the size of our Czech Republic research center during the second half of 2010 and the first three quarters of 2011. We also added research and development personnel in the United States with the acquisition Hyper9 in January 2011 and TriGeo in July 2011. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $1.3 million in the third quarter of 2011 compared to the third quarter of 2010. Other costs such as contract services, professional fees and travel expenses increased by $0.2 million.

General and Administrative. General and administrative expenses were $7.0 million in the three months ended September 30, 2011 compared to $5.9 million in the three months ended September 30, 2010, an increase of $1.1 million, or 19.4%. The increase was primarily due to $0.5 million of amortization related to certain acquired intangible assets, $0.2 million in acquisition related costs, and $0.1 million increase in personnel costs, which include stock-based compensation expense. Other costs such as professional fees and miscellaneous administrative and employee expenses increased by $0.3 million.

Accrued Earnout (Gain) Loss. We recorded a $1.6 million accrued earnout gain in the third quarter of 2011 due to the change in probability of possible outcomes from the second quarter to the third quarter of 2011 related to the Hyper9 accrued earnout. We will record any additional fair value adjustments in the fourth quarter of 2011 and the earnout payment, if any, will be paid in the first quarter of 2012.

Other Income (Expense)

Other income (expense) increased by $0.7 million in the third quarter of 2011 compared to the third quarter of 2010 primarily due to the receipt of payment for the government grant related to job creation and related training costs in our Czech entity.

Income Tax Expense

Our income tax expense decreased by $0.9 million for the three months ended September 30, 2011 compared to the same period for 2010. This decrease resulted primarily from the recognition of certain discrete tax benefits recorded in the three months ended September 30, 2011. Our effective tax rate decreased from 32.7% in the three months ended September 30, 2010 compared to 19.3% in the three months ended September 30, 2011, which was primarily attributable to the recognition of certain discrete tax items, the re-enacted U.S. research and development tax credit, and to a lesser extent, an increase in international earnings, which are generally taxed at lower tax rates. We do not expect these discrete tax benefits to recur in future quarters as these were one-time benefits to our effective tax rate.

Comparison of the Nine Months Ended September 30, 2011 and 2010

The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Nine Months Ended
	September 30, 2011	% of Revenue	September 30, 2010	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$66,971	46.9%	$55,735	50.2%	$11,236
Maintenance and other	75,778	53.1	55,252	49.8	20,526

Total revenue	142,749	100.0	110,987	100.0	31,762
Cost of revenue	8,591	6.0	5,656	5.1	2,935

Gross profit	134,158	94.0	105,331	94.9	28,827

Operating expenses:
Sales and marketing	38,698	27.1	31,930	28.8	6,768
Research and development	15,640	11.0	11,505	10.4	4,135
General and administrative	19,983	14.0	18,106	16.3	1,877
Accrued earnout gain	(1,600)	(1.1)	—	—	(1,600)

Total operating expenses	72,721	50.9	61,541	55.4	11,180

Operating income	61,437	43.0	43,790	39.5	17,647

Other income (expense):
Interest income	214	0.1	135	0.1	79
Interest expense	—	—	(1,146)	(1.0)	1,146
Other income (expense)	21	0.0	37	0.0	(16)

Total other income (expense)	235	0.2	(974)	(0.9)	1,209

Income before income taxes	61,672	43.2	42,816	38.6	18,856
Income tax expense	15,523	10.9	13,384	12.1	2,139

Net income	$46,149	32.3%	$29,432	26.5%	$16,717

Revenue

Revenue was $142.7 million in the nine months ended September 30, 2011 compared to $111.0 million in the nine months ended September 30, 2010, an increase of $31.8 million, or 28.6%. Maintenance and other revenue increased $20.5 million due to a growing maintenance renewal customer base and an increase in new license sales which drives new maintenance revenue. We have maintained high customer retention and our customer base has continued to grow with acquisitions. License revenue increased $11.2 million due to continued growth in new license sales of our Orion family of products and sales of our newly-developed and newly-acquired products such as those in the virtualization and log and event markets.

Our core product transaction growth increased 30.2% in the first three quarters of 2011 compared to the first three quarters of 2010 as a result of our growth in new license sales of our Orion family of products and the release of new stand-alone products and other products. As the number of core product transactions fluctuates with changes in the business or product mixes, this also affects our trailing 12-month average transaction size for new license sales. As of September 30, 2011, the trailing 12-month average transaction size for new license sales was approximately $8,500 as compared to approximately $8,100 for the trailing 12-month period as of September 30, 2010, an increase of approximately 5%.

For the first three quarters of 2011 compared to the first three quarters of 2010, new license sales in our global commercial business increased 21.3% and new license sales in our U.S. federal government business increased 20.6%. This growth in both businesses was driven by year-over-year growth in core product transaction volume. We had three transactions in the first three quarters of 2011 and two transactions in the first three quarters of 2010 with the U.S. federal government that resulted in license revenue greater than $0.5 million. Our revenue from our foreign subsidiaries was 23.4% and 21.0% of total revenue in the first three quarters of 2011 and 2010, respectively.

Cost of Revenue

Cost of revenue was $8.6 million in the nine months ended September 30, 2011 compared to $5.7 million in the nine months ended September 30, 2010, an increase of approximately $2.9 million, or 51.9%. Cost of license revenue increased by $1.6 million in the first three quarters of 2011 compared to the first three quarters of 2010, primarily due to the amortization of acquired product technologies associated with the Hyper9 and TriGeo acquisitions. The increase in cost of revenue was also due to a $1.3 million increase in cost of maintenance revenue related to increased headcount from the acquisition of TriGeo combined with an increase in the headcount in the United States support organization to support new customers added each quarter, additional product offerings from acquisitions and internal product development.

Operating Expenses

Sales and Marketing. Sales and marketing expenses were $38.7 million in the nine months ended September 30, 2011 compared to $31.9 million in the nine months ended September 30, 2010, an increase of $6.8 million, or 21.2%. We increased the size of our sales management team and marketing personnel to give us the ability to scale our sales effort as we continue to grow and enter new markets. As a result of these expansions efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased by $6.6 million. Marketing program costs to drive higher levels of web traffic such as paid search, search engine optimization and management, web operating costs and trade shows decreased by $0.7 million due to planned eliminations of underperforming programs. Other costs such as consulting services, travel and other miscellaneous expenses increased by $0.8 million.

Research and Development. Research and development expenses were $15.6 million in the nine months ended September 30, 2011 compared to $11.5 million in the nine months ended September 30, 2010, an increase of $4.1 million, or 35.9%. In order to support our product development strategy and the development of new stand-alone, acquired and other products, we continued to increase the size of our Czech Republic research center during the second half of 2010 and the first three quarters of 2011. We also added research and development personnel in the United States with the acquisition of Hyper9 in January 2011 and TriGeo in July 2011. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $3.6 million in the first three quarters of 2011 compared to the first three quarters of 2010. Other costs such as contract services, professional fees and travel expenses increased by $0.5 million.

General and Administrative. General and administrative expenses were $20.0 million in the nine months ended September 30, 2011 compared to $18.1 million in the nine months ended September 30, 2010, an increase of $1.9 million, or 10.4%. This $1.9 million increase was primarily due to an increase of $1.0 million in amortization expense related to certain acquired intangible assets, $0.7 million in acquisition related costs and $0.5 million in professional fees, partially offset by a decrease of $0.5 million in personnel costs. The decrease in personnel costs include a one-time stock-based compensation expense of $1.4 million from the acceleration of the vesting of certain options related to the retirement of our former Executive Chairman on June 30, 2010.

Accrued Earnout (Gain) Loss. We recorded a $1.6 million accrued earnout gain in the third quarter of 2011 due to the change in probability of possible outcomes from the second quarter to the third quarter of 2011 related to the Hyper9 accrued earnout. We will record any additional fair value adjustments in the fourth quarter of 2011 and the earnout payment, if any, will be paid in the first quarter of 2012.

Other Income (Expense)

Interest expense in the nine months ended September 30, 2011 was $0, decreasing by $1.1 million from the nine months ended September 30, 2010, because we paid all of the outstanding principal balance of our credit facilities in 2010.

Income Tax Expense

Our income tax expense increased by $2.1 million for the nine months ended September 30, 2011 compared to the same period for 2010. This increase resulted from an increase in our income before income taxes of $18.9 million when comparing the same periods, partially reduced by the recognition of certain discrete tax benefits in the nine month period ended September 30, 2011. Our effective tax rate decreased from 31.3% in the nine months ended September 30, 2010 compared to 25.2% in the nine months ended September 30, 2011, which was primarily attributable to the recognition of certain discrete tax items, the re-enacted U.S. research and development tax credit, and to a lesser extent, an increase in international earnings, which are generally taxed at lower tax rates. We do not expect these discrete tax benefits to recur in future quarters as these were one-time benefits to our effective tax rate.

Non-GAAP Financial Measures

In addition to disclosing financial measures prepared in accordance with GAAP, this Form 10-Q includes the following financial measures defined as non-GAAP financial measures by the Securities and Exchange Commission: (i) non-GAAP operating income; (ii) non-GAAP net income; (iii) non-GAAP diluted earnings per share; and (iv) free cash flow. Each of these financial measures excludes the impact of certain items and therefore has not been calculated in accordance with GAAP. In this report, these non-GAAP financial measures exclude stock-based compensation expense and related employer-paid payroll taxes; amortization of intangible assets; public offering costs; lawsuit settlement costs and related legal fees, net of reimbursements; severance costs related to the retirement of our former Executive Chairman; and acquisition related adjustments, including contingent consideration fair value adjustments due to the changes in probability assumptions of achieving the earnout criteria. Each of these non-GAAP adjustments is described in more detail below. In addition to these adjustments, management may include or exclude additional items from these or similar non-GAAP financial measures in future periods. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is also included below.

We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results because they exclude certain amounts that our management and Board of Directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining employee incentive compensation. Accordingly, these non-GAAP financial measures may provide insight on the motivation and decision-making of management in operating the business. In addition, by comparing our non-GAAP financial measures in different historical periods, our investors can evaluate our operating results without the additional variations of certain items that may not be indicative of our core operations, including stock-based compensation expense, which is a non-cash expense that is not a key measure of our operations.

While we believe that these non-GAAP financial measures provide useful supplemental information, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to their financing and accounting methods, the book value of their assets, their capital structures and the method by which their assets were acquired. Items such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes and acquisition related adjustments, as well as the related tax impacts of these items can have a material impact on operating and net income. As a result, these non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reconciling the non-GAAP financial measures to their most comparable GAAP financial measure. Investors are encouraged to review the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures below.

For a detailed explanation of the adjustments made to comparable GAAP financial measures, the reasons why management uses these measures and the usefulness of these measures, see items (1) — (6) below.

Non-GAAP Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
GAAP operating income	$25,253	$18,210	$61,437	$43,790
Amortization of intangible assets (1)	2,065	842	4,672	2,318
Stock-based compensation expense and related employer-paid payroll taxes (2)	2,665	2,818	8,332	9,778
Public offering costs (3)	—	—	—	170
Lawsuit settlement costs and related legal fees, net of reimbursements (3)	—	—	—	(217)
Severance costs related to retirement of former Executive Chairman (3)	—	—	—	208
Acquisition related adjustments (4)	(1,372)	—	(458)	410

Non-GAAP operating income	$28,611	$21,870	$73,983	$56,457

Non-GAAP Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
GAAP net income	$20,888	$12,159	$46,149	$29,432
Amortization of intangible assets (1)	2,065	842	4,672	2,318
Stock-based compensation expense and related employer-paid payroll taxes (2)	2,665	2,818	8,332	9,778
Debt issuance costs write-off (3)	—	—	—	334
Public offering costs (3)	—	—	—	170
Lawsuit settlement costs and related legal fees, net of reimbursements (3)	—	—	—	(217)
Severance costs related to retirement of former Executive Chairman (3)	—	—	—	208
Acquisition related adjustments (4)	(1,275)	162	(253)	572
Tax benefits associated with above adjustments (3)	(1,355)	(1,070)	(3,525)	(3,587)

Non-GAAP net income	$22,988	$14,911	$55,375	$39,008

Non-GAAP Diluted Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Numerator:
Non-GAAP net income	$22,988	$14,911	$55,375	$39,008

Denominator:
Weighted average number of shares used in computing diluted earnings per share	74,457	72,511	74,269	72,832

Non-GAAP diluted earnings per share (5)	$0.31	$0.21	$0.75	$0.54

Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
GAAP cash flows from operating activities	$32,470	$13,228	$74,973	$46,049
Excess tax benefit from stock-based compensation	693	10,174	5,132	17,367
Purchases of property and equipment	(780)	(533)	(1,843)	(1,967)

Free cash flow (6)	$32,383	$22,869	$78,262	$61,449

(1)	Amortization of Intangible Assets. We provide non-GAAP information which excludes expenses for the amortization of intangible assets. Because of varying fair value amounts of intangible assets, subjective impairment assumptions and the variety of useful lives, which affect the recognition of amortization expense, we believe that the exclusion of amortization expense allows for more accurate comparisons of our operating results to our peer companies. We also exclude amortization of purchased intangible assets associated with our acquisitions. The amortization of purchased intangible assets associated with our acquisitions results in our recording expenses in our GAAP financial statements that were already expensed by the acquired company before the acquisition and for which we have not expended cash. Accordingly, we analyze the performance of our operations in each period without regard to such expenses.

(2)	Stock-Based Compensation Expense and Related Employer-Paid Payroll Taxes. We provide non-GAAP information which excludes expenses for stock-based compensation and related employer-paid payroll taxes. We believe the exclusion of these items allows for financial results that are more indicative of our continuing operations. We believe that the exclusion of stock-based compensation expense provides for a better comparison of our operating results to prior periods and to our peer companies as the calculations of stock-based compensation vary from period to period and company to company due to different valuation methodologies, subjective assumptions and the variety of award types. Employer-paid payroll taxes on stock-based compensation is dependent on our stock price and the timing of the taxable events related to the equity awards, over which our management has little control, and does not correlate to the core operation of our business. Because of these unique characteristics of stock-based compensation and the related employer-paid payroll taxes, management excludes these expenses when analyzing the organization’s business performance.

(3)

Other Items. We exclude certain other unplanned items which we believe are not indicative of our continuing operations and which amounts and timing are difficult to estimate in advance, including the following, when applicable: (i) write-off of debt issuance costs; (ii) public offering costs; (iii) lawsuit settlement costs and related legal fees, net of related reimbursements from insurance proceeds; (iv) severance costs related to retirement of certain executive officers; and (v) the income tax effect on our financial statements of excluding items related to our non-GAAP financial measures. Although these events are reflected in our GAAP financials, these transactions which are not indicative of our continuing operations may limit the comparability of our ongoing operations with prior and future periods. We also believe providing financial information with and without the income tax effect of excluding items related to our non-GAAP financial measures provide our management and users of the financial statements with better clarity regarding the on-going performance and future liquidity of our business. Because of these factors, we assess our operating performance both with these amounts included and excluded, and by providing this information, we believe the users of our financial statements are better able to understand the financial results of what we consider our continuing operations.

(4)	Acquisition Related Adjustments. We exclude certain expense items resulting from acquisitions including the following, when applicable: (i) amortization of purchased intangible assets associated with our acquisitions (see Note 1 for further discussion); (ii) legal, accounting and advisory fees to the extent associated with acquisitions; (iii) changes in fair value of contingent consideration; (iv) costs related to integrating the acquired businesses; and (v) restructuring costs, including adjustments related to changes in estimates, related to acquisitions. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, acquisitions result in non-continuing operating expenses, which would not otherwise have been incurred by us in the normal course of our organic business operations, with respect to each acquisition. We believe that providing non-GAAP information for acquisition related expense items in addition to the corresponding GAAP information allows the users of our financial statements to better review and understand the historic and current results of our continuing operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.

(5)	Non-GAAP Diluted Earnings Per Share Item. We provide non-GAAP diluted earnings per share. The non-GAAP diluted earnings per share amount was calculated based on our non-GAAP net income and the weighted-average number of shares outstanding during the reporting period. The non-GAAP diluted earnings per share included additional dilution from potential issuance of common stock, except when such issuances would be anti-dilutive.

(6)	Free Cash Flow. We define free cash flow as cash flows from operating activities plus the excess tax benefit from stock-based compensation and less the purchase of property and equipment. We believe free cash flow is an important liquidity measure that reflects the cash generated by the business after the purchase of property and equipment that can then be used for, among other things, strategic acquisitions and investments in the business, stock repurchases and funding ongoing operations. Free cash flow does not represent the total increase or decrease in the cash balance for the period. The changes in free cash flow result from fluctuations in cash flows from operating activities offset by tax benefits associated with the exercises of options. For further discussion regarding cash flows from operating activities, see the discussion under the caption “Liquidity and Capital Resources” included later in this Item 2.

Acquisitions

In January 2011, we acquired Hyper9 for approximately $23.0 million in cash and contingent consideration ranging from $0 to $7.0 million based on sales milestones for fiscal year 2011 that will be paid, if at all, in the first quarter of 2012. In the first quarter of 2011, we recorded a liability for the fair value of the contingent consideration of $3.9 million which was based on the income approach with significant inputs that are not observable in the market and thus represents a Level 3 instrument. In the third quarter of 2011, we recorded a $1.6 million accrued earnout gain as result of a reduction in the fair value of the accrued earnout liability due to a change in the probability assumptions of achieving the earnout criteria. The accrued earnout is recorded at $2.5 million in our condensed consolidated balance sheet as of September 30, 2011.

In July 2011, we acquired TriGeo for approximately $35.5 million in cash. We included the operating results of TriGeo in our condensed consolidated financial statements from the effective date of the acquisition.

We accounted for the acquisitions using the acquisition method of accounting. We allocated the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. We derived the value of intangible assets of $9.0 million for Hyper9 and $16.0 million for TriGeo from the present value of estimated future benefits from the various intangible assets acquired. We recorded goodwill of $14.7 million and $24.6 million for the Hyper9 and TriGeo acquisitions, respectively, which represents the excess of the purchase price over the aggregate fair values of the net identifiable assets acquired. For further information regarding these acquisitions, see Note 2, Acquisitions, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

In October 2011, we acquired DNS Enterprise, Inc., or DNS, a provider of free tools and inexpensive subscription-based tools used by a community of system administrators, application administrators, network engineers and IT professionals. We do not believe this acquisition will have a material impact on our condensed consolidated financial statements.

Liquidity and Capital Resources

The following table presents our key measures of liquidity for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
(in thousands)	2011	2010
Cash and cash equivalents (end of period)	$135,823	$107,837
Short-term and long-term investments	29,954	—
Accounts receivable, net	28,476	24,161
Working capital	113,558	77,828
Net cash provided by operating activities	74,973	46,049
Net cash used in investing activities	(94,802)	(30,657)
Net cash provided by (used in) financing activities	13,596	(36,955)

Cash, Cash Equivalents and Short-Term and Long-Term Investments

On September 30, 2011, we had $113.6 million of working capital and $165.8 million of cash, cash equivalents and short-term and long-term investments, approximately $34.8 million of which was held as cash and cash equivalents by our international subsidiaries. As of September 30, 2011, 95% of these cash and cash equivalents held by our international subsidiaries were in Euros. We currently intend that the earnings generated by our international operations will be invested indefinitely in those operations and we do not expect to repatriate those earnings to our domestic operations. If we were to try and repatriate these earnings, we would incur a U.S. federal income tax liability that is not currently accrued in our financial statements.

Our available cash and cash equivalents are held in bank deposits, money market funds and highly liquid securities with original maturities of three months or less at September 30, 2011. We began purchasing short-term and long-term investments, classified as available-for-sale securities, during the period ended September 30, 2011. These short-term and long-term investments consisted primarily of corporate bonds, municipal bonds and commercial paper held in investment accounts in the United States. Our money market mutual funds invest in high-quality, short-term securities, many of which are issued or guaranteed by the U.S. government or by U.S. government agencies. We actively monitor the third-party depository institutions that hold our cash, cash equivalents and investments.

Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances held in our deposit accounts in the United States may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits or may not be insured by the FDIC. While we monitor the balances in our accounts, and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We strive to maintain our cash deposits, money market funds and investments with multiple financial institutions of reputable credit and therefore, bear minimal credit risk. To date, we have experienced no loss or lack of access to our invested cash, cash equivalents, and investments; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the financial markets in the future.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts. Our accounts receivable balance represents trade receivables from customers when we have provided software licenses and/or annual software maintenance agreements and we have not yet received payment. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.3 million at September 30, 2011, and $0.2 million at September 30, 2010. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 48.6 days at September 30, 2011.

Operating Activities

Net cash provided by operating activities was $75.0 million and $46.0 million for the nine months ended September 30, 2011 and 2010, respectively. Net income was $46.1 million and $29.4 million for the nine months ended September 30, 2011 and 2010, respectively. We incurred net non-cash expenses of $8.6 million and had a net non-cash benefit of $3.3 million for the nine months ended September 30, 2011 and 2010, respectively. Non-cash expenses or benefits primarily consisted of stock-based compensation expense of $8.1 million and $9.0 million, depreciation and amortization expense of $6.7 million and $3.9 million offset by excess tax benefits related to employee stock-based awards of $5.1 million and $17.4 million, all for the nine months ended September 30, 2011 and 2010, respectively. We also recognized a gain on the change in the fair value of the Hyper9 acquisition accrued earnout of $1.6 million for the nine months ended September 30, 2011 due to an adjustment in the probability assumption of achieving the earnout criteria.

The change in certain assets and liabilities resulted in a net source of cash of $20.3 million and $19.9 million for the nine months ended September 30, 2011 and 2010, respectively. Cash provided by operating activities is driven by sales of our software offerings and maintenance renewals. Collection of accounts receivable from the sales of our software offerings and maintenance renewals is a significant component of our cash flows from operating activities, as is the change in deferred revenue related to these sales. Changes in our income tax receivable and payable balances are also significant components of our cash flows from operating activities. Net cash provided by operating activities was reduced by income tax payments of $1.1 million for the nine months ended September 30, 2011. Net cash provided by operating activities was increased by a U.S. federal income tax refund of $3.5 million and reduced by interest payments of $1.3 million for the nine months ended September 30, 2010.

Investing Activities

Net cash used in investing activities was $94.8 million and $30.7 million for the nine months ended September 30, 2011 and 2010, respectively. Net cash used in investing activities for the nine months ended September 30, 2011, was primarily related to $30.2 million of cash used to purchase available-for-sale securities classified as short-term and long-term investments, the $23.0 million of cash used in our purchase of Hyper9 and $35.5 million of cash used in our purchase of TriGeo. Also during the nine months ended September 30, 2011, we paid $4.0 million of cash upon the achievement of certain performance criteria related to the asset acquisition of Tek-Tools in January 2010. This contingent consideration was recorded at fair value in the first quarter of 2010 as an accrued acquisition earnout of $3.7 million and is reflected in cash flows from investing activities for the nine months ended September 30, 2011. The change in the fair value of the contingent consideration of $0.3 million due to the passage of time was recorded in other income (expense) in our consolidated statement of income for the year ended December 31, 2010 and is reflected in cash flows from operating activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2011. Net cash used in investing activities in the nine months ended September 30, 2010 was primarily due to the $28.0 million of cash used in our purchase of certain assets of Tek-Tools.

Financing Activities

Net cash provided by financing activities was $13.6 million for the nine months ended September 30, 2011 and net cash used in financing activities was $37.0 million for the nine months ended September 30, 2010. Net cash provided by financing activities in the nine months ended September 30, 2011 was due to $8.8 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock-based awards of $5.1 million, which is a reduction in cash payments related to income taxes. Net cash used in financing activities in the nine months ended September 30, 2010 was due to a $44.1 million repayment of long-term debt partially offset by $14.8 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock-based awards of $17.4 million, which is a reduction in cash payments related to income taxes.

Anticipated Cash Flows

We believe that our existing cash and cash equivalents and our cash flow from operations will be sufficient to fund our operations and our capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of any acquisitions to expand our business, the timing of introductions of new software products and enhancements to existing software products, and the continuing market acceptance of our software offerings. Although we are not currently a party to any definitive agreement regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, we acquired DNS in October 2011 and may enter into additional or longer types of these arrangements, which could reduce our cash and cash equivalents, require us to seek additional equity or debt financing or repatriate cash generated by our international operations that would cause us to incur a U.S. federal income tax liability. Additional funds from financing arrangements may not be available on terms favorable to us or at all.

Capital Expenditures

We estimate our capital expenditures for the last quarter of 2011 to be approximately $1.5 million, comprised primarily of additional leasehold improvements, computer equipment and software. The estimated capital expenditures for the fourth quarter of 2011 include costs related to the expansion of our Singapore, Australia and India offices.

Contractual Obligations and Commitments

In January 2011, we acquired Hyper9 for approximately $23.0 million in cash and contingent consideration ranging from $0 to $7.0 million based on sales milestones for fiscal year 2011 that will be paid, if at all, in the first quarter of 2012. We recorded a $1.6 million reduction in the fair value of the accrued earnout due to a change in probability of possible outcomes from the second quarter to the third quarter of 2011. The liability is recorded at fair value in our condensed consolidated balance sheet as of September 30, 2011, as an accrued earnout of $2.5 million.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that these accounting policies requiring significant management judgment and estimates are critical to understanding our historical and future performance, as these policies relate to the more significant areas of our financial results. These critical accounting policies are:

•	Valuation of goodwill, intangibles, long-lived assets and contingent consideration, including accrued earnouts;

•	Revenue recognition;

•	Stock-based compensation;

•	Income taxes; and

•	Loss contingencies.

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

From time to time, we are involved in disputes, litigation, and other legal actions. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses. For a discussion of current litigation, see Note 6, Commitments and Contingencies, under the heading “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements which is incorporated herein by reference.

Off-Balance Sheet Arrangements

During the first three quarters of 2011, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain financial market risks, including the following:

Interest Rate Risk

We had cash and cash equivalents totaling $135.8 million and available-for-sale securities classified as short-term and long-term investments totaling $30.0 million at September 30, 2011. Our cash and cash equivalents consist primarily of bank deposits and money market funds, and our available-for-sale securities consist primarily of corporate bonds, municipal bonds and commercial paper held in investment accounts in the United States. We hold cash, cash equivalents and short-term and long-term available-for-sale securities for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.

We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at September 30, 2011. Our portfolio of available-for-sale securities classified as investments is subject to market risk due to changes in interest rates. Changes in interest rates could impact our future investment income, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investment securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. As of September 30, 2011, we have not used derivative financial instruments for speculative or trading purposes; however, we may adopt specific hedging strategies in the future that may include the use of derivatives.

Foreign Currency Risk

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our foreign subsidiaries was approximately 23.4% of our total revenue for the nine months ended September 30, 2011. The primary foreign currencies that we invoice and on which we collect are the Euro, British Pound Sterling and Australian Dollar. Expenses incurred by our international subsidiaries are, generally, denominated in the local currency of the subsidiary. Our condensed consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. Although we may do so in the future, we do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. Thus, fluctuations in currency exchange rates could harm our business in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we have been and may be involved in various legal proceedings and claims, including the pending litigation discussed below, as well as other legal proceedings and claims that have not been fully resolved and that have arisen in our ordinary course of business. In the opinion of management, there was not at least a reasonable possibility we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to any legal proceedings. However, the outcome of legal proceedings and claims brought against us are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management’s expectations, our consolidated financial statements of a particular period could be materially adversely affected. See the risk factor “Litigation exposure related to our pending and any future litigation could exceed our expectations and adversely affect our results of operations, profitability and cash flows” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Risk Factors.” We settled certain matters during the third quarter of 2011 that did not individually or in the aggregate have a material impact on our financial condition or results of operations.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 6.	Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SOLARWINDS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS, INC.

Dated: November 4, 2011	By:	/S/ MICHAEL J. BERRY
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