Form 10-K
period 2011-12-31
SolarWinds, Inc.
filed 2012-02-27
CIK 1428669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2011, the aggregate market value of its shares held by non-affiliates on that date was approximately $1,411,700,000.

On February 17, 2012, 72,425,562 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2012 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2011 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Safe Harbor Cautionary Statement

Discussions under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain or may contain forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may be signified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in this report and in other documents we file with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially and adversely from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Overview

SolarWinds, Inc. and its subsidiaries (“SolarWinds,” the “Company,” “we,” “us” or “our”) design, develop, market, sell and support enterprise information technology, or IT, infrastructure management software to IT professionals in organizations of all sizes. Our product offerings range from individual software tools to more comprehensive software products that solve problems encountered every day by IT professionals. Our products are designed to help enable efficient and effective management of their infrastructure, including networks, applications, storage and physical and virtual servers as well as products for log and event management.

As a core part of our strategy, we utilize a differentiated business model for providing enterprise-class software to IT professionals within organizations of all sizes worldwide. Key differentiating elements of our business model include powerful and scalable, yet easy-to-use and affordable IT management software that is produced utilizing a highly efficient product development and engineering process, a scalable marketing model and a high-volume, transaction-oriented inside sales model that have allowed us to drive and support rapid growth in our business at high operating margins while offering our products at prices that are typically significantly lower than competing framework vendors.

We manage our business with a culture and systems that are focused on metrics, helping us to achieve consistency in our execution. We design our products to be easy-to-install and easy-to-evaluate, allowing potential buyers of our software to see the value that the products provide after downloading a free version of the software from our website for evaluation. We design our marketing programs to drive visitors to our websites in order to generate large volumes of highly qualified leads. Our inside sales force uses a disciplined, transaction-oriented process to convert these leads into paying customers at a higher level of productivity at a lower cost than is typically achieved with a traditional direct sales force.

We incorporated in the State of Oklahoma in 1999 and reincorporated in the State of Delaware in 2008 under the name SolarWinds, Inc. Our principal executive offices are located at 3711 South MoPac Expressway, Building Two, Austin, Texas 78735, and our telephone number is (512) 682-9300.

2011 Highlights and Acquisitions

During 2011, we engaged in a number of activities and completed several initiatives intended to drive and support rapid growth in our business. The following are highlights related to these efforts:

•	In January 2011, we entered into the system and application performance management market through the launch of SolarWinds Application Performance Monitor.

•

In January 2011, we also entered the virtualization management market through the acquisition of Hyper9, Inc., or Hyper9, a privately-held virtualization management software provider based in Austin, Texas.

•

In July 2011, we entered the log and event management market through the acquisition of TriGeo Network Security, Inc., a privately-held log and event management software provider based in Post Falls, Idaho.

•	In August 2011, we extended our systems and application performance management product portfolio with the release of SolarWinds Synthetic End User Monitor.

•

In December 2011, we acquired certain assets of DameWare Development, LLC, or DameWare, further broadening the number of systems and application performance problems we can solve with the addition of powerful, yet affordable and easy-to-use tools for systems administrators to remotely manage the computers on their networks.

•

Throughout 2011, we broadened and deepened our presence in a number of geographic markets including Asia-Pacific, Latin America, Europe, Middle East and Africa through the establishment of distributor and reseller partnerships.

Our Growth Strategy

Our differentiated business model of providing low-cost, easy-to-install and easy-to-use software marketed and sold directly to IT professionals through a highly productive and efficient inside sales force is the core of our strategy. We evaluate all of our strategic opportunities to ensure that they are compatible with our model for providing cost-efficient, downloadable enterprise-class software that can be marketed and sold through a high volume, transaction-oriented model.

We plan to continue to focus on growth opportunities within our existing customer base and IT infrastructure management markets through increased brand awareness and product depth and breadth, through expansion into adjacent areas of IT infrastructure management and by expanding our business globally. Our objective is to extend our market presence by providing IT professionals with enterprise-class software that solves their specific needs. The following are key elements of our growth strategy:

•

Continue to Add New Customers Globally. We believe that the IT infrastructure management markets throughout North America and the rest of the world remain significantly under-penetrated and represent a significant opportunity to continue our growth. We intend to penetrate these markets further by leveraging our customer base and end-user community and by using our strategic marketing programs to identify and obtain new customers.

•

Cross-Sell and Up-Sell Existing Products into Our Growing Customer Base. Our customers are generally IT professionals in small- and mid-size businesses, enterprises, and local, state and federal government entities that have purchased one or more of our products. We have an active, loyal end-user community that is built from our customers and end-users who have downloaded our free tools. We seek to expand, and generate loyalty from, our customer base and our end-user community by providing a variety of free tools for IT professionals, by hosting our online community website, thwack, and through other marketing programs. We believe our customers are highly satisfied users of our products and that there is a significant opportunity for follow-on sales of both incremental capacity and additional products and modules to these customers.

•

Expand Our Business in International Markets. We believe a substantial opportunity exists for sales of our software in the Europe, Middle East and Africa region (“EMEA”) and the Asian-Pacific region, and we intend to increase our sales, marketing and support operations in these regions. We are in the initial phases of localizing certain of our products with country-specific product documentation, websites and marketing material. We believe our market penetration is low in all geographic and end user markets in which we sell products. We anticipate continuing our international expansion to further market, sell and develop our products. In addition, we plan to continue to scale and develop our existing group of international distributors and resellers. In the new markets we enter, we plan to continue our strategy of delivering powerful, easy-to-use and affordable software while leveraging the web as the primary method to reach potential customers.

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

•

Pursue Strategic Acquisitions of Complementary Products in New and Existing Markets. We expect to continue to pursue acquisitions that will enable us either to bring new product offerings to market more quickly than we can develop them or to enter new markets or segments of markets we currently serve.

Our Products

We offer a broad portfolio of products for IT infrastructure management. Our products fit into one of the following three categories:

Free Tools

Our free tools are desktop, laptop, server-based or internet-based applications designed for use by individual IT professionals, and typically focused on a single network or infrastructure management task or technology. We use free tools primarily to drive awareness of our brand and our paid products within the broader IT management community and to expand and build loyalty among our customers and our end-user community.

Transactional Products

Our transactional products are desktop-based, laptop-based or server-based applications designed for individual IT professionals who need specific solutions for routine, but complicated tasks. Our transactional products include individual tools and toolsets, which combine many powerful tools together into a single package, as well as entry-level IT infrastructure monitoring functionality. We price our transactional products so that an individual IT professional can purchase them with one level of or, in some cases, no management approval. We believe that broad awareness and usage of our tools create positive relationships and loyalty with IT professionals, who in turn influence the purchase of our other products.

Our current transactional products include Standard Toolset, Engineer’s Toolset, Kiwi Syslog Server, Kiwi CatTools, and Kiwi Logviewer, or Kiwi products, ipMonitor, LANsurveyor, DameWare SysAdmin Utilities, and DameWare Mini Remote Control, or DameWare products, and various subscription-based tools available at DNSstuff.com.

Core Products

Our core products consist of enterprise-class IT management products that are used by IT professionals and teams in companies of all sizes to configure, monitor and report on network equipment, physical and virtual servers, applications and storage devices to determine the overall health and performance of the IT infrastructure and to automate the processes of change, compliance and inventory. These products provide advanced IT management functionality and are capable of scaling from simple to complex environments.

Our current core products provide enterprise-class functionality across network management, systems and application management, storage resource management, virtualization management and log and event management:

Network Management. Our enterprise-class network management products share integrated components, databases, web servers and user administration. Our network management products are designed to operate together seamlessly, while still allowing network professionals to purchase and deploy only the products they need.

•

Network Performance Monitor. Our flagship product, Network Performance Monitor, is a server-based fault and performance management platform designed to minimize network downtime. Network Performance Monitor monitors and analyzes real-time, in-depth network performance metrics for routers, switches, servers and other Simple Network Management Protocol, or SNMP, enabled devices to provide both current and historical views into the availability and performance of a network and all devices attached to it. Network Performance Monitor is modular and has the ability to scale with the growth of a network. It can also be expanded through the use of add-on modules and polling engines. End-users can configure Network Performance Monitor to alert network professionals of network events, including thresholds, correlated events, sustained conditions and complex combinations of device states. Network Performance Monitor drives follow-on sales of our other products and, together with its related modules, currently generates a majority of our revenue.

•

Network Performance Monitor Modules. Our Network Performance Monitor modules are a series of add-ons that extend the network management capabilities of our Network Performance Monitor to network traffic analysis and WAN performance monitoring. These modules are purchased separately and are fully integrated with our Network Performance Monitor’s web console and database. Based on the nature of the issue they address, these modules are either available for use on a stand-alone basis or must be used in conjunction with our Network Performance Monitor. Our current Network Performance Monitor modules are:

•

NetFlow Traffic Analyzer. NetFlow Traffic Analyzer utilizes Cisco Systems’ NetFlow protocol and other similar protocols to extract data from network devices to provide an in-depth view of which end-users, protocols and applications are consuming network bandwidth.

•	IP SLA Manager. IP SLA Manager monitors WAN performance from the perspective of multiple remote sites by tracking key edge-to-edge router performance statistics using Cisco IP SLA technology.

•

IP Address Manager. IP Address Manager tracks, manages and reports on the use of IP addresses through a web interface. IP Address Manager is available as a module of Network Performance Monitor and on a stand-alone basis.

•

Network Configuration Manager. Network Configuration Manager is a server-based product that automates the processes of network device discovery, network inventory management and network change management. Compliance with internal controls and regulatory standards is growing in importance to companies of all sizes, and network configuration and device configuration changes impact network availability, access and security controls that are critical to ensuring up-time and compliance. Network Configuration Manager automates many device configuration management tasks, including bulk network configuration changes, real-time detection and alerts of network configuration problems and rolling back configuration changes on demand. These capabilities help avoid network downtime and are essential to meeting compliance objectives.

•

User Device Tracker. User Device Tracker is a server-based switch port management tool for tracking and identifying the devices connected to the network, managing network port capacity and responding to network threats posed by rogue devices.

•

Scalability Engines. Scalability engines increase the scale of a number of the products based on their infrastructure increasing their monitoring capabilities to a larger number of devices by distributing the polling load across additional servers.

•

Enterprise Operations Console. Enterprise Operations Console is a server-based product that provides summarized web-based views of multiple instances of Network Performance Monitor modules and Application Performance Monitor, enabling flexible deployment architectures for large or distributed environments.

Systems and Application Management. Our enterprise-class systems and application performance management products allow system administrators to monitor and manage the performance of systems and applications and end-user application experience as well as perform patch management. In addition, our transactional DameWare products allow system administrators to remotely manage the computers on their networks. Our systems and application management products are designed to operate together seamlessly, as well as with our network management products. Our systems and application management products also integrate with our products for storage resource management.

•

SolarWinds Application Performance Monitor. Application Performance Monitor is a server-based availability and performance management system for applications and server infrastructure, both virtual and physical. Application Performance Monitor provides a view of critical IT services and allows system administrators to drill down and view application-specific server processes, performance counters, synthetic end-user transactions and custom data collected via scripts. With Application Performance Monitor, end-users can configure customized alerts and reports for tracking and managing application and server performance. These capabilities allow system administrators to monitor, manage and optimize the performance of an increasingly complex and growing number of mission-critical business applications. Application Performance Monitor supports over 200 major applications, with extensibility to support additional applications on both the Windows and Linux operating systems.

•

SolarWinds Patch Manager. Patch Manager is a server-based product that allows Systems Administrators to automate and improve the process of deploying, managing, and reporting on patches and configuration settings of Microsoft Windows servers and workstations. Patch Manager allows Systems Administrators to automate patching applications across thousands of servers and workstations and receive automatic notifications of new third party patches from vendors of commonly-used commercial software applications. In addition, Patch Manager allows users to leverage the investments they have made in Microsoft Windows Server Update Services (WSUS) and System Center Configuration Manager (SCCM) by extending the capabilities of those products to provide Systems Administrators with an efficient, centralized method of tracking, maintaining, and resolving configuration and health issues on servers and workstations.

•

SolarWinds Synthetic End User Monitor. Synthetic End User Monitor captures the user steps of any web application through an easy-to-use recorder and continuously monitors the end-user experience of those web applications.

Storage Resource Management. Our enterprise-class storage resource management capabilities are represented by SolarWinds Storage Manager.

•

SolarWinds Storage Manager, powered by Profiler. Storage Manager is a server-based product that combines reporting, monitoring and notification on the performance of storage resources, including DAS (direct-attached storage), NAS (network-attached storage) and SAN (storage area networks), from a wide range of storage hardware vendors. In addition, Storage Manager provides mapping of storage resources to physical and virtual infrastructure to help optimize storage allocation.

•	SolarWinds Backup Profiler. Backup Profiler provides storage administrators with a consolidated view of the status of backup operations across all major backup applications.

Virtualization Management. Our enterprise-class virtualization management capabilities are represented by SolarWinds Virtualization Manager.

•

SolarWinds Virtualization Manager. Virtualization Manager is a server-based product that provides virtualization administrators with a single solution to manage all the aspects of a virtual server infrastructure, including inventory, sprawl control, performance monitoring, capacity planning, and configuration tracking. Using a multi-dimensional, search-based approach Virtualization Manager combines multiple disparate data points into useable insights, which are presented in management dashboards and reports. Virtualization Manager integrates with other key enterprise applications such as configuration management databases, service desks and enterprise portals.

Log and Event Management. Our enterprise-class log and event management capabilities are represented by SolarWinds Log and Event Manager.

•

SolarWinds Log and Event Manager. Log and Event Manager is a server-based product that automates the collection and interpretation of logs from a wide variety of sources including network devices, physical and virtual servers, applications and storage infrastructure, providing IT professionals with real-time availability and performance monitoring of the IT infrastructure. Through log analysis and event correlation provided with approximately 700 built-in correlation rules along with customizable rules, Log and Event Manager supports compliance verification with internal policies and regulatory requirements and SOX and also provides IT professionals with real-time and forensic tools for responding to security threats and events.

Maintenance and Support

Our perpetual license customers receive one or more years of software maintenance and support as part of their initial purchase of our products and have the option to renew their maintenance agreements. These maintenance agreements provide customers the right to receive software updates, maintenance releases and patches, when and if they become available, and access to our internal support representatives.

Our typical customers are network professionals, systems administrators, storage administrators or virtual administrators who are sophisticated users of software and related technologies. We devote significant resources to designing software products that are easy-to-install, configure and use, and to developing extensive, easy-to-understand instruction manuals and online tutorials for our products. We also utilize community websites, such as thwack, as forums for our end-users to share information, tips, tools and other valuable resources. Through these online communities, users of our software are able to find answers for many technical problems, discover new uses for our software, and provide suggestions or feedback to our product development teams. As a result of these efforts, our customers are able to resolve most technical issues without having to contact our support representatives, which significantly reduces our total support expenses.

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

We utilize small development teams. Each of these teams is dedicated to specific products and work according to a structured and repeatable, iterative process. These teams apply a standard architecture to their individual products, and are managed centrally to ensure standardization, efficiency and interoperability. We use a hybrid onshore and offshore development model, wherein product requirements definition and technical design are performed in the United States, and our U.S. technical staff work closely with development teams in our international facilities and with two contract development vendors in Eastern Europe that write code and do testing and quality assurance. Since establishing our research and development center in the Czech Republic and as a result of our acquisitions, we have significantly increased our research and development employee headcount. As part of our acquisitions, we increased research and development personnel in New Zealand, India and the United States. We expect to continue to invest in our research and development activities by hiring engineers in the United States and in our international locations. In 2011, we started and completed the expansion of our development center in India which has resulted in and will result in an increase in facilities and personnel costs. We believe that we have developed a differentiated process that allows us to release new software rapidly and cost effectively, a process that we continue to improve upon each year. Using our development model, we made 73 product releases in 2009, 53 product releases in 2010 and 64 product releases in 2011.

Our research and development expenses were $11.2 million, $15.7 million and $21.3 million in 2009, 2010, and 2011, respectively.

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

Marketing

We use a variety of online marketing programs for lead generation, as well as more traditional direct marketing and indirect channel partner marketing programs to drive traffic to our websites. These efforts leverage the ubiquity of Internet search engines through search engine marketing and optimization programs. In addition, we send a series of targeted emails to end-users who have downloaded free evaluations of one or more of our software products or received our corporate communications or public relations material. Once we drive traffic to our websites, we have a well-defined process that allows us automatically to track visitors’ activities, communicate with potential customers, encourage downloads of our software and provide highly qualified leads to our sales organization.

Our historical marketing approach, which continues to be important to us, was based on word of mouth and customer references. It allowed us to build a substantial customer base and community of network engineers and IT professionals who use our products and act as advocates for them. We continue to build our customer base and this community through marketing of relevant web-based content and online communications. Examples of our initiatives include thwack, a community website designed for IT professionals that provides our end-users and the broader IT management community with information, tools and valuable resources; several company sponsored blogs in which we provide perspectives and information relevant to the IT management marketplace, network engineering, systems management, virtualization, security and other technical topics; and quarterly newsletters designed to inform, and keep us connected to, our end-user base and other prospective customers. Other marketing activities include attending IT management related trade shows, social marketing programs, communicating with industry analysts and hosting webinars on IT management issues to create awareness of our brand and software products.

Sales

We license our software directly to our customers. Our direct sales are made exclusively through a low-cost inside sales force that is devoted to turning highly qualified leads into purchasers of our software. The majority of our leads come from potential customers who have downloaded our software and are using it during a trial period or from our existing customer base. As a result, our inside sales team typically is calling potential buyers who are already informed on the use and value of our products and do not require a lengthy sales cycle.

We also sell our software through distributors and resellers to supplement our inside sales force and help us to initiate and fulfill sales orders from state, local and federal governments and those commercial customers that prefer to make purchases through a particular reseller. We provide licenses directly to the end user in sales of our software through our distributors and resellers.

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

We believe we have built a sales process and culture that is unique in the software industry, and that our sales force is able to achieve and maintain a higher level of productivity at a lower cost than most other enterprise software companies. Because our sales personnel do not need a professional software sales background, we are able to keep our personnel costs low and can expand our sales force quickly.

Customers

In 2011, 2010 and 2009, we had one distributor that represented 11.9%, 12.4% and 14.4%, respectively, of our revenue from sales to various end-users. In 2010 and 2009, we had one additional distributor that represented 10.0% and 13.8%, respectively, of our revenue from sales to various end-users. We do not believe, however, that our business is substantially dependent on either distributor or that the loss of either relationship, or both relationships, would have a material adverse effect on our business, as we are generally directly involved with the end user in all of our sales regardless of whether we make the sale direct or through the reseller channel. See Note 1 of the notes to our consolidated financial statements for further information regarding concentrations of risks.

Intellectual Property

We rely on a combination of copyright, trademark, trade dress and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have six patents. We have also filed patent applications, but we cannot guarantee that patents will be issued with respect to our current patent applications in a manner that gives us the protection that we seek or at all. Our patent and any future patents issued to us may be challenged invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

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

Competition

We face competition from both traditional, larger software vendors offering enterprise-wide software frameworks and services and smaller companies offering point solutions for application, log and event, network, storage resource or virtualization management. We also compete with network equipment vendors and systems management product providers whose products and services also address network and IT management requirements. Our principal competitors vary depending on the product we offer and include Hewlett Packard, IBM, CA Technologies, Cisco Systems, Inc., VMware, Inc., EMC Corporation, NetApp, Inc., BMC Software, Inc., Quest Software, Inc. and several smaller vendors.

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

Employees

As of December 31, 2011, we had 628 full-time employees, of which 367 were employed in the United States and 261 were employed outside of the United States. We consider our current relationship with our employees to be good. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.

Additional Information

Our website address is www.solarwinds.com. Our website and the contents therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. Through a link on the Investor Relations section of our Website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The public may read and copy any materials we file with SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http : / /www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	our inability to increase sales to existing customers and to attract new customers;

•	general economic, industry and market conditions that impact expenditures for enterprise IT management software in the United States and other countries where we sell our software;

•	the mix of our direct and indirect sales;

•	the timing and success of new product introductions by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	higher marketing expenditures in an attempt to generate growing numbers of sales leads;

•	potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity;

•	the timing of revenue and expenses related to the development or acquisition of technologies, products or businesses;

•	potential goodwill and intangible asset impairment charges and amortization associated with acquired businesses;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;

•	occasional large customer orders, including in particular those placed by the U.S. federal government; and

•	unpredictability and timing of buying decisions by the U.S. federal government.

Fluctuations in our quarterly operating results might lead analysts to change their models for valuing our common stock. As a result, our stock price could decline rapidly and we could face costly securities class action suits or other unanticipated issues.

Our actual operating results may differ significantly from our operating results guidance.

From time to time, we may release operating results guidance in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, will be based on projections, including those related to certain of the factors listed above, prepared by our management. Neither our independent registered public accounting firm nor any other independent expert or outside party will compile or examine the projections nor, accordingly, will any such person express any opinion or any other form of assurance with respect thereto.

These projections will be based upon a number of assumptions and estimates that, while presented with numerical specificity, will be inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which will be beyond our control, and will also be based upon specific assumptions with respect to future business decisions, some of which will change. For example, our management has excluded and currently intends to continue to exclude in their projections the potential revenue associated with certain transactions with U.S. federal government entities that are associated with projects involving larger end user technology implementations that typically involve multiple companies, resellers and/or service providers, or what we refer to as project-based transactions. To the extent we recognize revenue from these project-based transactions during a specific quarter, actual results may differ significantly from our operating results guidance. We intend to state possible outcomes as high and low ranges, which will be intended to provide a sensitivity analysis as variables are changed but will not be intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by analysts.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance will only be an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance, and the variations may be material and adverse. In light of the foregoing, investors are urged to consider these factors, not to rely exclusively upon our guidance in making an investment decision regarding our common stock, and to take such guidance into consideration only in connection with other information included in our filings filed with or furnished to the SEC, including “Risk Factors” such as this one.

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

We generate many of our sales leads through visits to our websites by potential end-users interested in purchasing or downloading evaluations of our products. Many of these potential end-users find our websites by searching for enterprise IT management and monitoring products through Internet search engines, such as Google. A critical factor in attracting potential customers to our websites is how prominently our websites are displayed in response to search inquiries. If we are listed less prominently or fail to appear in search result listings for any reason, visits to our websites by customers and potential customers could decline significantly. We may not be able to replace this traffic and, if we attempt to replace this traffic, we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue and could adversely affect our operating results.

We also generate leads through various marketing activities such as targeted email campaigns, attending networking-based trade shows and hosting webinars on enterprise IT management issues. Our marketing efforts may be unsuccessful in generating evaluation downloads, resulting in fewer sales leads. If we fail to generate a sufficient volume of leads from these activities and/or such sales leads do not result in actual sales, our revenue may not grow as expected or could decrease and our operating results could suffer.

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

Challenging or uncertain economic conditions could adversely affect our operating results.

Economies in many countries are experiencing uncertain and challenging conditions as a result of a multitude of factors, including, but not limited to, declines in gross domestic product, increases in unemployment, sovereign debt levels and volatility in commodity prices and worldwide stock markets. During these challenging and uncertain economic periods, customers may reduce or delay technology purchases, including purchases of our software products. Our typically short sales cycle may lengthen if purchasing decisions are delayed as a result of uncertain information technology budgets, contract negotiations become more protracted or customers institute additional internal approvals for software purchases. Uncertain and challenging economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, financial condition, operating results and cash flows.

The ability to recruit, retain and develop key employees is critical to our success and growth, and our inability to attract and retain qualified personnel could harm our business.

Our business requires certain expertise and intellectual capital, particularly within our management team. For us to compete successfully and grow, we must retain, recruit and develop key personnel who can provide the needed expertise for our industry and products. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional key personnel or may fail to replace current key personnel effectively who depart with qualified or effective successors. We believe that replacing our key personnel with qualified successors is particularly challenging as we feel that our business model and approach to marketing and selling our products are unique. Any successors that we hire from outside of the Company would likely be unfamiliar with our business model and may therefore require significant time to understand and appreciate the important aspects of our business or fail to do so altogether. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We have made significant changes, and may make additional changes in the future, to our senior management team and other key personnel. We cannot provide assurances that key personnel, including our executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on the Company.

If we are not able to integrate future acquisitions successfully, our operating results and prospects could be harmed.

In order to expand our business, we made several acquisitions in 2011 and expect to continue making similar acquisitions and possibly larger acquisitions as part of our growth strategy. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Any mergers and acquisitions that we do in the future would involve, numerous risks, including, but not limited to, the following:

•	difficulties in integrating and managing the operations, systems, technologies and products of the companies we acquire;

•	diversion of our management’s attention from normal daily operations of our business;

•	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and partners of the companies we acquire;

•	insufficient revenue to offset our increased expenses associated with acquisitions;

•	our responsibility for the liabilities of the businesses we acquire;

•	our inability to maintain internal standards, controls, procedures and policies; and

•	potential loss of key employees of the companies we acquire.

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

Businesses that we acquire may have liabilities or adverse operating issues, or both, that we fail to discover through due diligence or the extent of which we underestimate prior to the acquisition. For example, to the extent that any business that we acquire or any prior owners, employees or agents of any acquired businesses or properties: (i) failed to comply with or otherwise violated applicable laws, rules or regulations; (ii) failed to fulfill or disclose their obligations, contractual or otherwise, to applicable government authorities, their customers, suppliers or others; or (iii) incurred tax or other liabilities, we, as the successor owner, may be financially responsible for these violations and failures and may suffer harm to our reputation and otherwise be adversely affected. An acquired business may have problems with internal control over financial reporting, which could be difficult for us to discover during our due diligence process and could in turn lead us to have significant deficiencies or material weaknesses in our own internal control over financial reporting. These and any other costs, liabilities and disruptions associated with any of our past acquisitions and any future acquisitions could harm our operating results.

Our operating income could fluctuate and may decline as a percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business.

We have continued to make significant investments in our operations to support additional growth, such as hiring substantial numbers of new personnel, investing in new facilities, acquiring other companies or their assets and establishing and broadening our international operations in order to expand our business. We intend to make additional investments in systems and personnel and to continue to expand our operations to support anticipated future growth in our business. We also expect to make acquisitions, many or all of which may increase our operating costs more than our revenue. As a result of these investments, our operating income could fluctuate and may decline as a percentage of revenue.

Our business depends on customers renewing their maintenance contracts. Any decline in maintenance renewals could harm our future operating results.

We sell most of our products pursuant to a perpetual license, which ordinarily includes one year of maintenance as part of the initial price. Our customers have no obligation to renew their maintenance agreements after the expiration of this initial period. We may be unable to predict future customer renewal rates accurately. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our products, the prices of our products, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their maintenance arrangements or if they renew them on less favorable terms, our revenue may decline and our business will suffer. A substantial portion of our quarterly maintenance revenue is attributable to maintenance agreements entered into during previous quarters. As a result, if there is a decline in renewed maintenance agreements in any one quarter, only a small portion of the decline will be reflected in our maintenance revenue recognized in that quarter and the rest will be reflected in our maintenance revenue recognized in the following four quarters or more.

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

If we are unable to enhance existing products, particularly our core products, or to develop or acquire new products that respond to rapidly changing customer requirements, technological developments or evolving industry standards, our long-term revenue growth will be harmed.

The market for our products is characterized by rapid technological advances, changes in customer requirements, changes in protocols and evolving industry standards. Our long-term growth depends on our ability to enhance and improve our existing products and to introduce or acquire new products that respond to these demands. The success of any enhancement or new product depends on a number of factors, including its timely completion, introduction and market acceptance. New products that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. Additionally, our existing and prospective customers may develop their own competing technologies, purchase competitive products or services or engage third party providers. If we are unable to develop or acquire enhancements to, and new features for, our existing products or acceptable new products that keep pace with rapid technological developments, our products may become obsolete, less marketable and less competitive, and our business will be harmed.

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

We depend significantly on our core products, which represent a majority of our revenue in 2011, 2010 and 2009. If we are unable to add products and develop enhancements to our core products that are satisfactory to our customers, or if our customers purchase or develop their own competing products and technologies causing a reduction in demand for our core products, our operating results will be harmed.

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

Because our long-term success depends on our ability to operate our business internationally and increase sales of our products to customers located outside of the United States, our business will be susceptible to risks associated with international operations.

We have international operations in the Republic of Ireland, the Czech Republic, Australia, India, Singapore and New Zealand, all of which we established or acquired within the past five years. We also expect to continue to expand our international operations for the forseeable future. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include, but are not limited to:

•	fluctuations in currency exchange rates (which we only hedge to a limited extent at this time);

•	unexpected changes in foreign regulatory requirements;

•	difficulties in managing the staffing of international operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, restrictions on the repatriation of earnings and changes in tax rates;

•	dependence on resellers and distributors to increase customer acquisition;

•	the burdens of complying with a wide variety of foreign laws and different legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability abroad;

•	terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

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

If we fail to develop our brands cost-effectively, our financial condition and operating results might suffer.

We believe that developing and maintaining awareness and integrity of our brands in a cost-effective manner are important to achieving widespread acceptance of our existing and future products and are important elements in attracting new customers. We believe that the importance of brand recognition will increase as we enter new markets and as competition in our existing markets further intensifies. Successful promotion of our brands will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products at competitive prices. We intend to increase our expenditures on brand promotion. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building our brands. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our products and to provide user-based support to our other customers. If we fail to promote and maintain our brands successfully, maintain loyalty among our customers and our end-user community, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract new customers or retain our existing customers and our financial condition and results of operations could be harmed.

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

We face competition from both traditional, larger software vendors offering enterprise-wide software frameworks and services and smaller companies offering point solutions for IT infrastructure management. We also compete with network equipment vendors and systems management product providers whose products and services also address network and IT management requirements. Our principal competitors vary depending on the product we offer and include Hewlett Packard, IBM, CA Technologies, Cisco Systems, Inc., VMware, Inc., EMC Corporation, NetApp, Inc., BMC Software, Inc., Quest Software, Inc. and several smaller vendors.

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

We have been and may be involved, from time-to-time, in disputes incidental to our business. We are currently the subject of allegations of patent infringement further described under the caption “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K. We cannot predict when these lawsuits will be completed and are unable to accurately assess the financial outcome that could result from these matters at this time. These lawsuits may result in a diversion of management’s attention and resources, including the significant costs of document production and legal fees, and may contribute to current and future stock price volatility. No assurance can be made that these matters will not have material financial exposure, which together with the potential for similar suits and reputational harm, could have a material adverse effect upon our results of operations, profitability and cash flows.

In particular, the software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received, and from time to time may receive, letters claiming that our products infringe or may infringe the patents or other intellectual property rights of others. As we face increasing competition, the possibility of additional intellectual property rights claims against us grows. Our technologies may not be able to withstand any third party claims or rights against their use. Additionally, we have licensed from other parties proprietary technology covered by patents, and these patents may be challenged, invalidated or circumvented. These types of claims could harm our relationships with our customers, might deter future customers from acquiring our products or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in that litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named as a party. Any of these results could harm our brand and operating results.

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

We rely primarily on a combination of patent, copyright, trademark, trade dress, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We have six patents and have also filed patent applications, but patents may not be issued with respect to these applications. Our patents and any future patents issued to us may be challenged, invalidated or circumvented, and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and related requirements require an annual management assessment of the effectiveness of our internal control over financial reporting and an audit by our independent auditors of our internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our stock.

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

Some of our customers pay for our products with credit cards. During the purchasing process and in connection with evaluations of our software, either we or third party providers collect and use personally identifiable information, such as credit card numbers, email addresses and phone numbers. This information could be compromised or accessed as a result of misappropriation or security breaches, and we could be subject to liability as a result. Our policies concerning the collection, use and disclosure of personally identifiable information are described on our websites. We could be subject to legal claims, government action or harm to our reputation if we or our third party service providers fail to comply or are seen as failing to comply with our policies concerning personally identifiable information or if our policies are inadequate. Concern among prospective customers regarding our use of personal information collected on our websites could keep prospective customers from purchasing our products.

Our servers and those of our third party service providers are vulnerable to computer viruses or physical or electronic break-ins. Industry-wide incidents or incidents with respect to our specific websites, including misappropriation of third party information, security breaches, or changes in industry standards, regulations or laws, could deter people from using the Internet or our websites to conduct transactions that involve the transmission of confidential information, which could harm our business.

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

Our results of operations benefit from the tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit expired on December 31, 2011, and may not be renewed, or if renewed, it may be renewed on terms significantly less favorable than current tax incentives or on terms resulting in our disqualification from the benefits of the tax credit. The elimination or significant reduction in the tax credit would increase our effective tax rate and would adversely affect our results of operations.

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

We have a number of shares of common stock authorized but unissued and not reserved for issuance under our equity incentive plans or otherwise. As of December 31, 2011, we had 73.4 million shares outstanding, 4.2 million shares subject to issuance upon the exercise of stock options and settlement of restricted stock units, and 9.9 million shares available for issuance under our 2008 equity incentive plan, or 2008 Plan. In addition, our 2008 Plan contains an evergreen provision, which increased the number of shares issuable under the plan by 1.7 million shares on January 1, 2012. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to pursue strategic acquisitions and may pay for such acquisitions, in part or in full, through the issuance of additional equity. Any issuance of shares in connection with our acquisitions, the exercise of stock options, the settlement of restricted stock units or otherwise would dilute the percentage ownership held by our then existing stockholders and could cause our stock price to decline.

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

We lease our offices and do not own any real estate. Our largest leased facilities consist of approximately (i) 102,224 square feet for our corporate headquarters in Austin, Texas under a lease agreement that expires on June 1, 2016; (ii) 16,507 square feet for our international headquarters in Cork, Ireland under a lease agreement that expires on April 2, 2029 subject to our right to terminate earlier each five year period; (iii) 18,837 square feet for our research and development facility in Brno, Czech Republic that expires on August 15, 2020 and (iv) 13,722 square feet for our facility in Chennai, India that expires on June 30, 2014. We also lease space domestically and internationally for our operations, including local sales, support and development personnel. We believe our current facilities and planned expansion facilities will be adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we have been and may be involved in various legal proceedings and claims, including the pending litigation discussed below, as well as other legal proceedings and claims that have not been fully resolved and that have arisen in our ordinary course of business. In the opinion of management, there was not at least a reasonable possibility we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to any legal proceedings. However, the outcome of legal proceedings and claims brought against us are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management’s expectations, our consolidated financial statements of a particular period could be materially adversely affected. See the risk factor “Litigation exposure related to our pending and any future litigation could exceed our expectations and adversely affect our results of operations, profitability and cash flows” in Part I, Item 1A under the heading “Risk Factors.” We settled certain matters during the 2011 that did not individually or in the aggregate have a material impact on our financial condition or results of operations.

On September 13, 2010, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (“Uniloc”) brought a lawsuit against the Company and several other defendants in the United States District Court for the Eastern District of Texas (“Eastern District of Texas”). The complaint filed by Uniloc alleges that the Company and each of the other fifteen named defendants’ software infringe U.S. patent 5,490,216 (“216 Patent”) allegedly owned by Uniloc. Uniloc alleges that the Company’s software, specifically its license key system, infringes upon its patent that utilizes a system for activating software products through a registration process. Uniloc has brought a series of lawsuits against numerous software companies around the world. In September, another company, Sureloc, Inc. (“Sureloc”) claimed that it owns the 216 Patent. As a result, on November 3, 2011, Uniloc and, its affiliates filed a lawsuit in the Superior Court of the State of California against Sureloc, Inc., Patrick Rooney, and Does 1-100 (the “Sureloc case”), seeking, among other things, a declaratory judgment that Uniloc and not Sureloc, is the exclusive owner of the 216 Patent. Once the Eastern District of Texas was informed of the Sureloc case, all Uniloc cases that were pending before the Eastern District of Texas were stayed on December 1, 2011. Consequently, the entire basis of Uniloc’s claim of ownership of the 216 Patent is pending the outcome of the Sureloc case. Because this lawsuit is stayed and continues to only be in the initial stages, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SWI.” The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NYSE:

	Sales Price Per Share in 2011
Quarter	Low	High
Fourth Quarter	$21.05	$33.28
Third Quarter	$20.05	$26.30
Second Quarter	$22.79	$26.16
First Quarter	$18.64	$24.07

	Sales Price Per Share in 2010
Quarter	Low	High
Fourth Quarter	$16.20	$19.59
Third Quarter	$12.10	$18.18
Second Quarter	$15.98	$24.95
First Quarter	$18.25	$23.54

On February 17, 2012, the last reported sales price of our common stock on the NYSE was $37.23 per share and, as of December 31, 2011, there were 32 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.

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

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between May 20, 2009 (the date of our initial public offering (“IPO”)) and December 31, 2011, with the cumulative total return of the (i) the Russell 2000 Index and (ii) the Nasdaq Computer Index (the “Industry Index”). This graph assumes the investment of $100 on May 20, 2009 in our common stock at our IPO offering price of $12.50 per share, the Russell 2000 Index and the Industry Index, and assumes the reinvestment of dividends, if any. We are currently included in the Russell 2000 Index. The Industry Index consists of NASDAQ-listed computer hardware and software companies that provide products or services. Note that historic stock price performance is not necessarily indicative of future stock price performance.

The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

We have derived the following consolidated statement of income data for 2011, 2010 and 2009 and consolidated balance sheet data as of December 31, 2011 and 2010 from our audited consolidated financial statements contained in this Annual Report on Form 10-K. We have derived the following consolidated statement of income data for 2008 and 2007 and consolidated balance sheet data as of December 31, 2009, 2008 and 2007 from our audited consolidated financial statements included in our other SEC filings and not included in this Annual Report. You should read the consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of our results to be expected in any future period.

Consolidated Statements of Income Data: (in thousands, except per share data)	Year Ended December 31,
	2011	2010	2009	2008	2007
Revenue:
License	$92,254	$75,603	$62,378	$55,461	$39,525
Maintenance and other	106,104	76,790	54,068	37,674	22,210

Total revenue	198,358	152,393	116,446	93,135	61,735
Cost of revenue	11,989	7,930	4,860	3,588	2,253

Gross profit	186,369	144,463	111,586	89,547	59,482
Operating expenses:
Sales and marketing	53,850	43,252	30,548	22,664	12,909
Research and development	21,332	15,731	11,199	8,452	5,899
General and administrative	28,076	23,476	26,038	16,464	9,763
Accrued earnout gain	(664)	—	—	—	—

Total operating expenses	102,594	82,459	67,785	47,580	28,571

Operating income	83,775	62,004	43,801	41,967	30,911
Other income (expense):
Interest income	308	177	267	528	528
Interest expense	—	(1,146)	(4,253)	(8,539)	(10,235)
Other income (expense)	720	115	90	(934)	(73)

Total other income (expense)	1,028	(854)	(3,896)	(8,945)	(9,780)

Income before income taxes	84,803	61,150	39,905	33,022	21,131
Income tax expense	22,360	16,404	10,396	10,717	7,524

Net income	62,443	44,746	29,509	22,305	13,607
Amount allocated to participating preferred stockholders	—	—	—	(10,922)	(6,681)

Net income available to common stockholders	$62,443	$44,746	$29,509	$11,383	$6,926

Basic earnings per share available to common stockholders	$0.86	$0.65	$0.58	$0.40	$0.25

Diluted earnings per share available to common stockholders	$0.84	$0.61	$0.52	$0.35	$0.24

Shares used in computation of basic earnings per share available to common stockholders	72,812	68,664	51,042	28,137	27,969

Shares used in computation of diluted earnings per share available to common stockholders	74,413	72,862	56,824	32,652	56,030

	December 31,
Consolidated Balance Sheet Data: (in thousands)	2011	2010	2009	2008	2007
Cash and cash equivalents	$122,707	$142,003	$129,788	$40,566	$19,303
Short-term investments	29,688	—	—	—	—
Working capital	93,187	108,203	89,699	16,393	6,130
Deferred revenue	77,147	55,758	38,647	27,162	17,092
Total assets	362,408	247,477	181,470	86,907	49,262
Long-term obligations and convertible preferred stock	4,367	3,992	29,377	95,379	101,897
Total stockholders’ equity (deficit)	264,947	175,609	89,066	(48,555)	(78,534)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. See the “Safe Harbor Cautionary Statement” above for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

We made a number of strategic investments in our business during 2011 that we believe are important to our long-term growth. Through our product launches and strategic acquisitions we entered into several new markets including the system and application market, virtualization management market and the log and event management market. We continued to focus on increasing our presence in several geographic markets including Asian-Pacific, Latin America, Europe, Middle East and Africa. We increased our presence in the Asian-Pacific market by establishing new relationships with several distributors and reseller partners in Japan and establishing our Asian-Pacific headquarters in Brisbane. We also began the process of localizing certain products with country-specific product documentation, websites and marketing material. Despite these investments and many others, we have continued to grow revenue and increase our cash flow from operations.

In the coming year, we plan to continue to focus on growth opportunities in the IT infrastructure management market while expanding our customer base and brand awareness in the network, application, storage resource, virtualization and log and event management markets. We believe our market penetration is low in all geographic and end user markets in which we sell products; therefore, our focus will continue to be on expanding partner relationships, localized web presence and products in various key international markets. Specifically, we intend to continue to expand in Brazil, Japan, China and Germany. In the new markets we have entered, we will continue our strategy of delivering powerful, easy to use and affordable software along with leveraging the web as the primary method to reach potential customers. We will continue to look for acquisitions similar to those we have completed over the last year to supplement our internal product development efforts.

Key Financial Highlights

Key financial highlights for 2011 include the following:

•	Total revenue was $198.4 million for 2011 compared to $152.4 million for 2010, or an increase of 30%;

•	Net income was $62.4 million compared to $44.7 million for 2010, or an increase of 40%;

•	Net income was $0.84 per share on a fully diluted basis for 2011 compared to $0.61 per share on a fully diluted basis for 2010; and

•	Cash flow from operations was $111.4 million for 2011 compared to $66.0 million for 2010, or an increase of 69%.

Acquisitions

We have made multiple acquisitions of businesses as part of our growth strategy. Each of these acquisitions has been accounted for using the acquisition method of accounting. Accordingly, the financial results for these entities have been included in our consolidated financial results since the applicable acquisition dates. The more recent acquisitions are as follows:

•

In January 2011, we acquired Hyper9, Inc., or Hyper9, for approximately $23.0 million in cash and contingent consideration ranging from $0 to $7.0 million based on sales milestones for the one year period after the closing of the acquisition. Hyper9 increased our product offerings to include virtualization management software and eliminated the normal time to market required to develop a new software product.

•

In July 2011, we acquired TriGeo Network Security, Inc., or TriGeo, for approximately $35.5 million in cash. By acquiring TriGeo, we increased our product offerings to include log and event management software.

•

In October 2011, we acquired DNS Enterprise, Inc., or DNS, a provider of free tools and inexpensive subscription-based tools used by a community of system administrators, application administrators, network engineers and IT professionals. We do not believe this acquisition will have a material impact on our consolidated financial statements.

•

In December 2011, we acquired certain assets of privately-held DameWare Development LLC, or DameWare, for $40.0 million in cash. DameWare increased our product offerings to include remote system management and administration software tools.

For further information regarding these acquisitions, see Note 2, Acquisitions, in the Notes to Consolidated Financial Statements in Item 15 of Part IV of this Annual Report on Form 10-K.

Key Business Metrics

We review a number of key business metrics to help us monitor the performance of our business model and to identify trends affecting our business. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

Revenue Growth

We have employed a differentiated business model for marketing and selling high volumes of enterprise-class software, which is focused on rapid revenue growth at high operating margins. We regularly review our total revenue growth to measure our success. We have built a pricing model for our products that aims to maximize our recurring revenue and the value of a customer over time and not upfront license revenue. This is an important component of our financial model. This model is based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our core enterprise-class IT management products. Our annual revenue growth percentages were 30.2%, 30.9% and 25.0% for the years ended December 31, 2011, 2010 and 2009, respectively.

Core Product Transaction Growth for New License Sales.

We focus our sales, marketing and research and development efforts on IT professionals in organizations of all sizes, with the goal of driving purchases of our software by these IT professionals in short sales cycles. In addition, many of our customers make small initial purchases of our software to manage specific components of their infrastructures and, then, make additional purchases over time to expand the use of the product that they purchased or to buy additional software products from us. We review the core product transaction growth to ensure the effectiveness of our marketing and sales model.

We define our core product transactions as the number of new license sales transactions that include at least one of our core products. We define a transaction as each invoice issued for the sale of one or more of our products. If none of our core products is included in a particular transaction, then that transaction is not a core product transaction. While our transactional products are important by creating broad awareness which may influence the purchase of our core products, the new license sales of core products represented more than 90% of our license revenue for 2011. Accordingly, we believe that management can better evaluate changes in our product portfolio, expansion into new markets and the addition of new customers by evaluating the transactional growth of our core products. Our core product transaction growth for new license sales was 30.9%, 24.7% and 6.2% for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Free Cash Flow

We believe free cash flow is an important liquidity measure that reflects the cash generated by the business after the purchase of property and equipment that can then be used for, among other things, strategic acquisitions and investments in the business, stock repurchases and funding ongoing operations. We regularly review our free cash flow generation to measure our effectiveness at running our operations efficiently and in a manner that maximizes the value of our customers. We define free cash flow as cash flows from operating activities plus the excess tax benefit from stock-based compensation and less the purchase of property and equipment. Free cash flow does not represent the total increase or decrease in the cash balance for the period, is not determined in accordance with GAAP and is not a substitute for, or superior to, financial measures determined in accordance with GAAP.

For further discussion regarding non-GAAP financial measures including non-GAAP operating income and free cash flow, see “Non-GAAP Financial Measures” below.

Opportunities and Trends

Businesses, governments and other organizations are increasingly relying on data networks and IT infrastructures to execute their operations, facilitate their internal and external communications and transact business with their customers and partners. The size of these networks, the number of applications and servers, and the complexity of physical and virtual server environments are increasing as organizations place more reliance on them. We believe that the increasing challenges of IT infrastructure management and the limitations of existing offerings present a market opportunity for our products. In addition to the network management products that we have offered since 2001, we also offer products that we have developed or acquired and we believe these products allow us to compete effectively in the adjacent markets of systems and application, storage resource, virtualization and log and event management. We expect our revenue to continue to grow as we capitalize on these and other market opportunities. While we feel that we have integrated or begun to integrate our acquired businesses successfully, any revenue growth and operating synergies of our acquired products may be lower than expected if we are unable to do so in the future.

In 2011, we recognized 23.7% of our revenue from sales by our international subsidiaries. We believe there is a substantial opportunity for additional sales of our software in the Europe, Middle East and Africa region

(“EMEA”) and the Asian-Pacific region, and we intend to increase our sales, marketing and support operations in these regions. However, we believe there is significant uncertainty regarding the economic conditions in certain of these geographic regions, particularly in parts of Europe. We believe that any difficult economic conditions may adversely affect the sales of our products, but could offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of many competing products.

We expect the U.S. federal government to continue to be a significant market opportunity, as we believe the ease of deployment, power and scalability of our products gives us an enhanced opportunity to sell to various agencies and departments of the U.S. federal government. The U.S. federal government new license sales were 12.8% of our total new licenses sales in 2011. We have experienced and continue to expect inconsistency in the buying pattern of the U.S. federal government for larger transactions with our products. Our sales, both new licenses and maintenance renewals, to the U.S. federal government are largely dependent on systems integrators, distributors and resellers whose purchases from us have been difficult to predict. In addition, we believe that many of our larger transactions with the U.S. federal government are dependent on specific projects that may or may not be continued at the same scale in the future due to budgetary cuts or other reasons, and the reduction or cancellation of specific projects such as these may change the buying patterns of the U.S. federal government and could result in our sales to the U.S. government being less than expected.

Key Components of Our Results of Operations

Sources of Revenue

Our revenue is primarily comprised of license and maintenance revenue. We license our software under perpetual licenses, which ordinarily includes one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new licenses and upgrades to our software. We have experienced annual growth in license revenue. Customers can renew, and generally have renewed, their maintenance agreements at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. Maintenance revenue is an important source of our future revenue. We have experienced strong and consistent annual and quarterly growth in maintenance and other revenue. Because our maintenance base grew during 2009, 2010 and 2011 due to new license sales and high customer retention and acquisitions, we expect maintenance revenue to continue to increase in future periods.

Cost of Revenue

Cost of revenue primarily consists of personnel costs related to providing technical support services and amortization of acquired developed product technologies and third party software licenses. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for technical support personnel, as well as an allocation of our facilities, information technology and other overhead costs and our employee benefit costs. We allocate stock-based compensation expense and related employer-paid payroll taxes to personnel costs based on the expense category in which the option or restricted stock unit holder works. We allocate overhead, such as rent, computer and other technology costs, and employee benefit costs to personnel costs in each expense category based on worldwide headcount in that category. We expect our cost of revenue to increase in absolute dollars and to fluctuate as a percentage of revenue as we acquire additional companies and integrate the businesses.

Operating Expenses

We classify our operating expenses into four categories: sales and marketing, research and development and general and administrative and accrued earnout (gain) loss.

Our operating expenses primarily consist of personnel costs, contract research and development costs, marketing program costs and legal, accounting, consulting and other professional service fees. Personnel costs for each category of operating expenses primarily include employee compensation costs and facility overhead costs.

Our operating expenses increased in absolute dollars and decreased as a percentage of revenue in 2011 compared to 2010 and 2009, as we have continued to build infrastructure and add employees through acquisitions and internal growth across all departments in order to accelerate and support our growth. The number of full-time employees as of December 31, 2011, was 628, as compared to 458, as of December 31, 2010 and 353 as of December 31, 2009. We will continue to make investments in our business by expanding our direct inside sales force domestically and internationally, increasing our marketing operations and programs and adding research and development personnel worldwide which will increase our operating expenses. We expect our operating expenses in future periods to continue to increase in absolute dollars and to fluctuate as a percentage of revenue as we acquire additional companies and integrate the businesses.

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives, commissions earned by our sales personnel, the cost of marketing programs such as paid search, search engine optimization and management, trade shows, webinars and the cost of business development programs. We expect to continue to hire sales personnel in the United States and in our international sales offices. In 2011, we completed the expansion of our sales offices in Singapore and Australia which has resulted in and will result in an increase in facilities and personnel costs. We also expect to continue to invest in our website, online user community site and marketing programs to drive customer downloads and support our new product launches.

Research and Development. Research and development expenses primarily consist of personnel costs for our product development employees and executives. We have devoted our development efforts primarily to expanding our product line and increasing the functionality and enhancing the ease-of-use of our software products. Since establishing our research and development center in the Czech Republic and as a result of our acquisitions, we have significantly increased our research and development employee headcount. As part of our acquisitions, we increased research and development personnel in India and the United States. We expect to continue to invest in our research and development activities by hiring engineers in the United States and in our international locations. In 2011, we completed the expansion of our development center in India which has resulted in and will result in an increase in facilities and personnel costs. This expansion will allow us to continue our research and development growth strategy internationally.

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

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense, foreign exchange gains (losses), government grant income and acquisition related contingent consideration fair value adjustments due to the passage of time. Interest income represents interest received on our cash, cash equivalents and short-term investments, net of amortization of prepaid interest. Interest expense in 2010 was associated with our outstanding long-term debt which was paid in full in May 2010. Foreign exchange gains (losses) relate to expenses and billing transactions denominated in currencies other than the functional currency of the associated subsidiary. Government grant income is primarily related to grants received by our Czech Republic entity for the creation of job positions and related training costs.

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

We benefit from the tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit expired on December 31, 2011, and if not renewed under similar terms as in prior years, the result could have a material impact on our financial results. In 2011 and 2010, we received a benefit to our income tax expense from these research and development tax credits of $2.0 million and $3.0 million, respectively.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with United States of America generally accepted accounting principles, or GAAP, and require our management to make estimates and assumptions that affect the reported amounts and disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances; however, actual results could differ from those estimates. We believe certain accounting policies requiring significant management judgment are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgment and estimates. These critical accounting policies include valuation of goodwill, intangibles, long-lived assets and contingent consideration, revenue recognition, stock-based compensation and income taxes.

Acquisitions, Goodwill and Identifiable Intangible Assets. When we acquire businesses, we allocate the purchase price to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. We must also estimate the fair value of any contingent consideration. The operating results of acquisitions are included in our consolidated financial statements from the effective date of the acquisition.

The fair value of identifiable intangible assets is based on significant judgments made by management. We typically engage third party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from management, and also include, but are not limited to, future expected cash flows earned from the intangible asset and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

The acquired developed product technologies recorded for each acquisition were feasible at the date of acquisition as they were being actively marketed and sold by the acquired company at the acquisition date. In addition to the acquired developed product technologies, we also record intangible assets for the acquired company’s customer relationships, trademarks and non-competition covenants.

An impairment of goodwill or indefinite lived intangible assets is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization compared with the carrying amount of our net assets on the date of the test, since we have only one reporting unit. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2011 and 2010, we performed our annual review of goodwill and indefinite lived intangible assets and concluded that no impairment existed for our reporting unit during any of the periods presented. No impairment charges have been required to date.

We evaluate long-lived assets, including identifiable intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment or our finite-lived intangibles and other assets, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2011 and 2010, there were no indicators that our long-lived assets were impaired.

Contingent Consideration. Our acquisitions may include contingent consideration payments based on future sales or product milestones of an acquired entity. We estimate the fair value of contingent consideration liabilities based on certain milestones of the acquired companies and estimated probabilities of achievement and discount the liabilities to present value using a weighted-average cost of capital. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. Changes in the fair value of contingent consideration liabilities may result from changes in discount periods, changes in the timing and amount of sales and/or other specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. At each reporting date, the contingent consideration liability is revalued to estimated fair value and changes in fair value subsequent to the acquisitions are reflected in net income in the consolidated statements of income and could cause a material impact to, and volatility in, our operating results.

Revenue Recognition

We derive substantially all of our revenue from the licensing of our software products and from the sale of maintenance agreements. We typically include one year of maintenance as part of the initial purchase price of each software offering and then sell renewals of this maintenance agreement. In accordance with current guidance, we recognize revenue for software, maintenance and other services when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. Our return policy generally does not allow our customers to return software offerings.

License Revenue. We consider delivery of our software to have occurred and recognize revenue from the sale of perpetual licenses to our software when risk of loss transfers to the customer or reseller, which is generally upon electronic transfer of the license key that provides immediate availability of the product to the purchaser.

We sell licenses to our software products through our direct inside sales force and through our distributors and other resellers. Our distributors and resellers do not carry inventory of our software and we generally require them to specify the end-user of the software at the time of the order. If the distributor or reseller does not provide end-user information, then we will generally not fulfill the order. Our distributors and resellers have no rights of return or exchange for software that they purchase from us and payment for these purchases is due to us without regard to whether the distributors or resellers collect payment from their customers.

Because our software is generally sold with maintenance, we calculate the amount of revenue allocated to the software license by determining the fair value of the maintenance and subtracting it from the total invoice or contract amount. We establish vendor-specific objective evidence, or VSOE, of the fair value of maintenance services by the standard published list pricing for our maintenance renewals since we generally charge list prices for our maintenance renewals. If in the future we were unable to establish VSOE of fair value of the maintenance or other services we would defer all revenue over the term of the agreement and until all elements of the agreement had been delivered which could significantly impact the timing of our revenue recognition.

Maintenance and Other Revenue. We derive maintenance revenue from fees for software maintenance services which includes the maintenance portion allocated from the initial license transaction and any subsequent maintenance renewal transactions. We generally bill maintenance renewal agreements annually in advance for services to be performed over a 12-month period. Customers have the option to purchase maintenance renewals for periods longer than 12 months. We initially record the amounts to be paid under maintenance agreements as deferred revenue and recognize these amounts ratably on a daily basis over the term of the maintenance agreement. Customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements to new versions of their software products on a when-and-if-available basis.

Other revenue consists primarily of training, consulting, subscription and product development services, which is recognized upon delivery of the training or consulting services to the end customer or when the development work is performed. We establish VSOE of fair value for training through the standard rates we charge for training when sold separately. Other revenue is not currently significant nor do we expect it to be significant in future periods.

Stock-Based Compensation

We have granted and expect to continue to grant our employees and directors stock-based incentive awards. These awards are in the form of stock options, restricted stock and restricted stock units. We measure stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards on the date of grant. The fair values of stock option awards are estimated using a Black-Scholes valuation model.

We use various assumptions in estimating the fair value of options at the date of grant using the Black-Scholes option model including expected dividend yield, volatility, risk-free rate of return and expected life. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assume the expected dividend yield to be zero. Since we were a private entity prior to our IPO in May 2009 with no historical data regarding the volatility of our own common stock price, we based the expected volatility on the historical and implied volatility of comparable companies from a representative industry peer group. We determined expected volatility of options granted using an average of the historical volatility measures of this peer group of companies. We based the risk-free rate of return on the average U.S. treasury yield curve for five- and seven-year terms. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our common stock has been publicly traded. For all dates, we granted employees options at exercise prices equal to the fair value of the underlying common stock at the time of grant, which is the closing price of our common stock as reported by the NYSE.

Income Taxes

We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of our assets and liabilities.

The guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. At December 31, 2011 and 2010, we had $4.0 million and $1.4 million of gross unrecognized tax benefits, respectively, all of which, if recognized, would affect our effective tax rate.

We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2011 and 2010, there was an insignificant amount accrued for interest and penalties related to unrecognized tax benefits.

In calculating our effective tax rate, we make judgments regarding certain tax positions, including the timing and amount of deductions and allocations of income among various tax jurisdictions.

The guidance requires us to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities.

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

Comparison of the Years Ended December 31, 2011 and 2010

	Year Ended December 31,
	2011	% of Revenue	2010	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$92,254	46.5%	$75,603	49.6%	$16,651
Maintenance and other	106,104	53.5	76,790	50.4	29,314

Total revenue	198,358	100.0	152,393	100.0	45,965
Cost of revenue	11,989	6.0	7,930	5.2	4,059

Gross profit	186,369	94.0	144,463	94.8	41,906

Operating expenses:
Sales and marketing	53,850	27.1	43,252	28.4	10,598
Research and development	21,332	10.8	15,731	10.3	5,601
General and administrative	28,076	14.2	23,476	15.4	4,600
Accrued earnout gain	(664)	(0.3)	—	—	(664)

Total operating expenses	102,594	51.7	82,459	54.1	20,135

Operating income	83,775	42.2	62,004	40.7	21,771

Other income (expense):
Interest income	308	0.2	177	0.1	131
Interest expense	—	—	(1,146)	(0.8)	1,146
Other income	720	0.4	115	0.1	605

Total other income (expense)	1,028	0.5	(854)	(0.6)	1,882

Income before income taxes	84,803	42.8	61,150	40.1	23,653
Income tax expense	22,360	11.3	16,404	10.8	5,956

Net income	$62,443	31.5%	$44,746	29.4%	$17,697

Revenue

Revenue was $198.4 million in the year ended December 31, 2011, compared to $152.4 million in the year ended December 31, 2010, an increase of $46.0 million, or 30.2%. Maintenance and other revenue increased $29.3 million due to a growing maintenance renewal customer base and an increase in new license sales which drives new maintenance revenue. We have maintained high customer retention and our customer base has continued to grow with acquisitions. License revenue increased $16.7 million due to continued growth in new license sales of our network management products and sales of our newly-developed and newly-acquired products such as those in the virtualization and log and event markets.

Our core product transaction growth increased 30.9% in 2011 compared 2010 as a result of our growth in new license sales of our network management products and the release of new stand-alone products and acquired products. As the number of core product transactions fluctuates with changes in the business or product mixes, this also affects our trailing 12-month average transaction size for new license sales. As of December 31, 2011, the trailing 12-month average transaction size for new license sales was approximately $8,600 as compared to approximately $8,300 for the trailing 12-month period as of December 31, 2010, an increase of 3.6%.

New license sales in our global commercial business increased 23.4% and new license sales in our U.S. federal government business increased 21.2% in 2011 as compared to 2010. This growth in both businesses was driven by year-over-year growth in core product transaction volume. We had three transactions in 2011 and two transactions in 2010 with the U.S. federal government that each resulted in license revenue greater than $0.5 million. Our revenue from our foreign subsidiaries was 23.7% and 22.1% of total revenue in 2011 and 2010, respectively.

Cost of Revenue

Cost of revenue was $12.0 million in 2011 compared to $7.9 million in 2010, an increase of $4.1 million, or 51.2%. Cost of license revenue increased by $2.2 million in 2011 compared to 2010, primarily due to the amortization of acquired product technologies associated with the Hyper9 and TriGeo acquisitions. The increase in cost of revenue was also due to a $1.9 million increase in cost of maintenance revenue related to increased headcount from the acquisition of TriGeo combined with an increase in the headcount in our international organization to support new customers added in 2011, additional product offerings from acquisitions and internal product development.

Operating Expenses

Sales and Marketing. Sales and marketing expenses were $53.9 million in 2011 compared to $43.3 million in 2010, an increase of $10.6 million, or 24.5%. We increased the size of our sales management team and marketing personnel to give us the ability to scale our sales effort as we continue to grow and enter new markets. As a result of these expansions efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased by $9.9 million and consulting and contractor fees increased $0.7 million offset by a decrease of $0.3 million in marketing program costs.

Research and Development. Research and development expenses were $21.3 million in 2011 compared to $15.7 million in 2010, an increase of $5.6 million, or 35.6%. In order to support our product development strategy and the development of new stand-alone, acquired and other products, we continued to increase the size of our Czech Republic research center during 2010 and 2011. We also added research and development personnel in the United States with the acquisition of Hyper9 in January 2011 and TriGeo in July 2011. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $4.8 million in 2011 compared to 2010. Other costs such as contract services and travel expenses increased by $0.6 million.

General and Administrative. General and administrative expenses were $28.1 million in 2011 compared to $23.5 million in 2010, an increase of $4.6 million, or 19.6%. This $4.6 million increase was primarily due to an increase of $2.1 million in amortization expense related to certain acquired intangible assets, $1.5 million in acquisition related costs and a $0.7 million in professional fees.

Accrued Earnout Gain. We recorded a $0.7 million accrued earnout gain in 2011 due to the change in probability of achieving sales milestones during 2011 related to the Hyper9 accrued earnout. In February 2012, we paid approximately $3.5 million of cash upon the achievement of these sales milestones.

Other Income (Expense)

Other income increased by $0.6 million in 2011 as compared to 2010 primarily due to the receipt of payment for the government grant related to job creation and related training costs in our Czech entity. Interest expense in 2011 was $0, decreasing by $1.1 million from 2010, because we paid all of the outstanding principal balance of our credit facilities in 2010.

Income Tax Expense

Our income tax expense increased by $6.0 million for the year ended December 31, 2011 as compared to 2010. This increase resulted from an increase in our income before income taxes of $23.7 million when comparing the same periods. Our effective tax rate decreased from 26.8% for the year ended December 31, 2010 compared to 26.4% for the year ended December 31, 2011, which was primarily attributable to an increase in permanent U.S. income tax benefit related to the U.S. domestic production activities deduction and an increase in international earnings, which are generally taxed at lower tax rates.

Comparison of the Years Ended December 31, 2010 and 2009

	Year Ended December 31,
	2010	% of Revenue	2009	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$75,603	49.6%	$62,378	53.6%	$13,225
Maintenance and other	76,790	50.4	54,068	46.4	22,722

Total revenue	152,393	100.0	116,446	100.0	35,947
Cost of revenue	7,930	5.2	4,860	4.2	3,070

Gross profit	144,463	94.8	111,586	95.8	32,877

Operating expenses:
Sales and marketing	43,252	28.4	30,548	26.2	12,704
Research and development	15,731	10.3	11,199	9.6	4,532
General and administrative	23,476	15.4	26,038	22.4	(2,562)

Total operating expenses	82,459	54.1	67,785	58.2	14,674

Operating income	62,004	40.7	43,801	37.6	18,203

Other income (expense):
Interest income	177	0.1	267	0.2	(90)
Interest expense	(1,146)	(0.8)	(4,253)	(3.7)	3,107
Other income (expense)	115	0.1	90	0.1	25

Total other income (expense)	(854)	(0.6)	(3,896)	(3.3)	3,042

Income before income taxes	61,150	40.1	39,905	34.3	21,245
Income tax expense	16,404	10.8	10,396	8.9	6,008

Net income	$44,746	29.4%	$29,509	25.3%	$15,237

Revenue

Revenue was $152.4 million in the year ended December 31, 2010, compared to $116.4 million in the year ended December 31, 2009, an increase of $35.9 million, or 30.9%. This increase was comprised of a $22.7 million increase in maintenance and other revenue, which resulted from a continued growing maintenance base due to new sales, new customers through acquisitions and high customer retention, and a $13.2 million increase in license revenue due to an increase in sales transaction volumes of our core enterprise-class network and IT management products and a 20.3% increase in our trailing 12-month average transaction size for new license sales. Our core product transaction growth increased 24.7% in 2010 compared to 2009. Through the year ended December 31, 2010, the trailing 12-month average transaction size for new license sales was approximately $8,300 as compared to approximately $6,900 for the 12-month period through the year ended December 31, 2009. We believe that the increase in new license sales and our average transaction size for new license sales resulted from better awareness of our products, an increase in the number of products that we sell primarily as a result of our product development and our acquisitions.

New license sales in our commercial business increased 32.3% globally while new license sales in our U.S. federal government business decreased 21.1% in 2010 compared to 2009. The decline in U.S. federal sales was primarily driven by a reduction in the value of orders received from agencies and groups associated with the Department of Defense. We had two transactions in 2010 and six transactions in 2009 with the U.S. federal government that each resulted in license revenue greater than $0.5 million. Our revenue from our foreign subsidiaries was 22.1% and 20.4% of total revenue for the years ended December 31, 2010 and 2009, respectively.

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

Other Income (Expense)

Interest expense in 2010 decreased by $3.1 million from 2009 due to principal payments made in 2009 and 2010. The outstanding principal balance under our indebtedness was comprised of a first lien note, or First Lien Note, and a second lien note, or Second Lien Note. Our outstanding principal balance on the notes was $44.1 million as of December 31, 2009. In March 2010, we prepaid $19.1 million of principal to repay all of the outstanding principal balance on the first lien note. In May 2010, we fully repaid the remaining $25.0 million of principal outstanding on the second lien note.

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

Non-GAAP Financial Measures

In addition to disclosing financial measures prepared in accordance with GAAP, this Form 10-K includes the following financial measures defined as non-GAAP financial measures by the SEC: (i) non-GAAP operating income; (ii) non-GAAP net income; (iii) non-GAAP diluted earnings per share; and (iv) free cash flow. Each of these financial measures excludes the impact of certain items and therefore has not been calculated in accordance with GAAP. In this report, these non-GAAP financial measures exclude stock-based compensation expense and related employer-paid payroll taxes; amortization of intangible assets; public offering costs; lawsuit settlement costs and related legal fees, net of reimbursements; severance costs related to the retirement of our former Executive Chairman; and acquisition related adjustments, including contingent consideration fair value adjustments due to the changes in probability assumptions of achieving the earnout criteria and due to the passage of time. Each of these non-GAAP adjustments is described in more detail below. In addition to these adjustments, management may include or exclude additional items from these or similar non-GAAP financial measures in future periods. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is also included below.

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

Non-GAAP operating income increased to $103.3 million for the year ended December 31, 2011 as compared to $77.9 million for the year ended December 31, 2010. This increase is primarily due to an increase in the corresponding GAAP operating income driven by higher sales volume for the year. Amortization of intangible assets and acquisition related adjustments, which are excluded from our non-GAAP operating income, also increased for the year ended December 31, 2011 as compared to 2010 primarily due to the increase in intangible assets and acquisition related costs resulting from the various acquisitions completed during 2011 (refer to Note 2—Acquisitions of our Notes to Consolidated Financial Statements for additional acquisition details including the intangibles acquired). These increases were slightly offset by a decrease in stock-based compensation expense for the year ended December 31, 2011 as compared to the year ended December 31, 2010, as the 2010 expense and related employer-paid payroll taxes includes a one-time stock-based compensation expense of $1.4 million from the acceleration of the vesting of certain options related to the retirement of our former Executive Chairman on June 30, 2010.

Non-GAAP net income increased to $77.2 million for the year ended December 31, 2011 as compared to $56.7 million for the year ended December 31, 2010. The increase is primarily due to increases in the corresponding GAAP net income, amortization of intangible assets and acquisition related costs, offset by a decrease in stock-based compensation expenses and related employer-paid payroll taxes as discussed above in the calculation of non-GAAP operating income. Other adjustments to non-GAAP net income include the write-off of debt issuance costs, fair value adjustments related to contingent consideration included in acquisition related costs and the tax benefits associated with the excluded items.

Non-GAAP earnings per share increased from $0.78 at December 31, 2010 to $1.04 at December 31, 2011 primarily due to the increase in non-GAAP net income as the number of shares used in the computation did not change significantly.

Free cash flow increased to $114.8 million for the year ended December 31, 2011 as compared to $90.1 million for the year ended December 31, 2010. The increase in free cash flow from 2010 to 2011 is primarily due to the increase in operating income that converted to cash flow. Excess tax benefit from stock-based compensation decreased in 2011 as compared to 2010 due to the executive exercises in 2010.

For a detailed explanation of the adjustments made to comparable GAAP financial measures, the reasons why management uses these measures and the usefulness of these measures, see items (1)—(6) below.

Non-GAAP Operating Income

	Year Ended December 31,
(in thousands)	2011	2010	2009
GAAP operating income	$83,775	$62,004	$43,801
Amortization of intangible assets (1)	7,170	3,170	689
Stock-based compensation expense and related employer-paid payroll taxes (2)	10,974	12,047	8,209
Public offering costs (3)	—	170	720
Lawsuit settlement costs and related legal fees (reimbursements) (3)	—	(217)	8,551
Severance costs related to retirement of former Executive Chairman (3)	—	208	—
Acquisition related adjustments (4)	1,339	501	60

Non-GAAP operating income	$103,258	$77,883	$62,030

Non-GAAP Net Income

	Year Ended December 31,
(in thousands)	2011	2010	2009
GAAP net income	$62,443	$44,746	$29,509
Amortization of intangible assets (1)	7,170	3,170	689
Stock-based compensation expense and related employer-paid payroll taxes (2)	10,974	12,047	8,209
Debt issuance costs write-off (3)	—	334	428
Public offering costs (3)	—	170	720
Lawsuit settlement costs and related legal fees (reimbursements) (3)	—	(217)	8,551
Severance costs related to retirement of former Executive Chairman (3)	—	208	—
Acquisition related adjustments (4)	1,578	758	60
Tax benefits associated with above adjustments (3)	(4,970)	(4,494)	(5,434)

Non-GAAP net income	$77,195	$56,722	$42,732

Non-GAAP Earnings Per Share

	Year Ended December 31,
(in thousands, except per share data)	2011	2010	2009
Numerator:
Non-GAAP net income	$77,195	$56,722	$42,732

Denominator:
Weighted average number of shares used in computing diluted earnings per share	74,413	72,862	56,824
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock	—	—	10,356

Non-GAAP weighted average shares used in computing non-GAAP diluted earnings per share	74,413	72,862	67,180

Non-GAAP diluted earnings per share (5)	$1.04	$0.78	$0.64

Free Cash Flow

	Year Ended December 31,
(in thousands)	2011	2010	2009
GAAP cash flows from operating activities	$111,418	$66,043	$49,225
Excess tax benefit from stock-based compensation	6,359	26,748	8,734
Purchases of property and equipment	(2,945)	(2,740)	(2,729)

Free cash flow (6)	$114,832	$90,051	$55,230

(1)	Amortization of Intangible Assets. We provide non-GAAP information which excludes expenses for the amortization of intangible assets which primarily relate to purchased intangible assets associated with our acquisitions. Because of varying fair value amounts of intangible assets, subjective impairment assumptions and the variety of useful lives, which affect the recognition of amortization expense, we believe that the exclusion of amortization expense allows for more accurate comparisons of our operating results to our peer companies. The amortization of purchased intangible assets associated with our acquisitions results in our recording expenses in our GAAP financial statements that were already expensed by the acquired company before the acquisition and for which we have not expended cash. Accordingly, we analyze the performance of our operations in each period without regard to such expenses.

(2)	Stock-Based Compensation Expense and Related Employer-Paid Payroll Taxes. We provide non-GAAP information which excludes expenses for stock-based compensation and related employer-paid payroll taxes. We believe the exclusion of these items allows for financial results that are more indicative of our continuing operations. We believe that the exclusion of stock-based compensation expense provides for a better comparison of our operating results to prior periods and to our peer companies as the calculations of stock-based compensation vary from period to period and company to company due to different valuation methodologies, subjective assumptions and the variety of award types. Employer-paid payroll taxes on stock-based compensation is dependent on our stock price and the timing of the taxable events related to the equity awards, over which our management has little control, and does not correlate to the core operation of our business. Because of these unique characteristics of stock-based compensation and the related employer-paid payroll taxes, management excludes these expenses when analyzing the organization’s business performance.

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

(4)	Acquisition Related Adjustments. We exclude certain expense items resulting from acquisitions including the following, when applicable: (i) amortization of purchased intangible assets associated with our acquisitions (see Note 1 for further discussion); (ii) legal, accounting and advisory fees to the extent associated with acquisitions; (iii) changes in fair value of contingent consideration; (iv) costs related to integrating the acquired businesses; and (v) restructuring costs, including adjustments related to changes in estimates, related to acquisitions. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, acquisitions result in non-continuing operating expenses, which would not otherwise have been incurred by us in the normal course of our organic business operations, with respect to each acquisition. We believe that providing non-GAAP information for acquisition related expense items in addition to the corresponding GAAP information allows the users of our financial statements to better review and understand the historic and current results of our continuing operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.

(5)	Non-GAAP Diluted Earnings Per Share Item. We provide non-GAAP diluted earnings per share. The non-GAAP diluted earnings per share amount was calculated based on our non-GAAP net income and the weighted-average number of shares outstanding during the reporting period. The non-GAAP diluted earnings per share for the year ended December 31, 2009 assumed the conversion of our preferred stock in May 2009 occurred as of the beginning of the indicated period.

(6)	Free Cash Flow. We define free cash flow as cash flows from operating activities plus the excess tax benefit from stock-based compensation and less the purchase of property and equipment. We believe free cash flow is an important liquidity measure that reflects the cash generated by the business after the purchase of property and equipment that can then be used for, among other things, strategic acquisitions and investments in the business, stock repurchases and funding ongoing operations. Free cash flow does not represent the total increase or decrease in the cash balance for the period. The changes in free cash flow result from fluctuations in cash flows from operating activities offset by tax benefits associated with the exercises of options. For further discussion regarding cash flows from operating activities, see the discussion under the caption “Liquidity and Capital Resources” included in this Item 7.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments were $152.4 million as of December 31, 2011, approximately $19.2 million of which was held as cash and cash equivalents by our international subsidiaries. As of December 31, 2011, 92% of these cash and cash equivalents held by our international subsidiaries were in Euros. We currently intend that the earnings generated by our international operations will be invested indefinitely in those operations and we do not expect to repatriate those earnings to our domestic operations. If we were to try and repatriate these earnings, we would incur a U.S. federal income tax liability that is not currently accrued in our financial statements.

Our available cash and cash equivalents are held in bank deposits, money market funds and highly liquid securities with original maturities of three months or less at December 31, 2011. We began purchasing short-term investments, classified as available-for-sale securities, during 2011. These short-term investments consisted primarily of corporate bonds, municipal bonds and commercial paper held in investment accounts in the United States. Our money market mutual funds invest in high-quality, short-term securities.

Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances held in our deposit accounts in the United States may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits or may not be insured by the FDIC. While we monitor the balances in our accounts, and adjust the balances as appropriate, these balances could be impacted if the underlying depository institutions or the guarantors fail or could be subject to adverse conditions in the financial markets. We strive to maintain our cash deposits, money market funds and investments with multiple financial institutions of reputable credit and therefore, bear minimal credit risk. We actively monitor the third party depository institutions that hold our cash, cash equivalents and investments. To date, we have experienced no loss or lack of access to our invested cash, cash equivalents, and investments; however, we can provide no assurances that access to our funds will not be impacted by adverse conditions in the future.

Summarized annual cash flow information is as follows (in thousands):

	Year Ended December 31,
(in thousands)	2011	2010	2009
Net cash provided by operating activities	$111,418	$66,043	$49,225
Net cash used in investing activities	(147,045)	(31,574)	(3,176)
Net cash provided by (used in) financing activities	17,936	(21,313)	43,120
Effect of exchange rate changes	(1,605)	(941)	53
Net increase (decrease) in cash and cash equivalents	(19,296)	12,215	89,222

Operating Activities

Cash provided by operating activities is comprised of net income, adjustments for non-cash operating activities and changes in operating assets and liabilities. Adjustments for non-cash (benefits) expenses were $16.5 million, $(11.9) million and $4.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. These adjustments primarily consist of stock-based compensation expense, excess tax benefits related to employee stock-based awards and depreciation and amortization. We also recognized a gain on the change in the fair value of the Hyper9 acquisition accrued earnout of $0.7 million for the year ended December 31, 2011 due to an adjustment in the probability assumption of achieving the earnout criteria. In addition, non-cash expenses in 2009 included $2.1 million of expenses paid by a stockholder in connection with the settlement of our lawsuit with a former employee.

The change in cash flows relating to operating activities resulted from changes in operating assets and liabilities and is primarily driven by sales of our software offerings and maintenance renewals. The significant components of our cash flows from operating activities include the following:

•

Accounts receivables increased to $27.0 million at December 31, 2011 as compared to $20.3 million at December 31, 2010 resulting in an increase in operating assets and reflecting a cash outflow of $7.0 million for the year ended December 31, 2011. The increase in accounts receivable for the years ended December 31, 2010 and 2009 as compared to the respective prior year resulted in cash outflows of $5.1 million and $2.1 million, respectively. Our accounts receivable balance fluctuates from period to period depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts, which affects our cash flow from operating activities. Our accounts receivable balance represents trade receivables from customers when we have provided software licenses and/or software maintenance agreements and we have not yet received payment. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.2 million, $0.2 million and $0.1 million at December 31, 2011, 2010 and 2009, respectively. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 44.6 days at December 31, 2011.

•

Deferred revenue increased to $77.1 million at December 31, 2011 as compared to $55.8 million at December 31, 2010, resulting in an increase in operating liabilities and reflecting a cash inflow of $19.1 million for the year ended December 31, 2011. Net cash provided by operating activities increased $15.3 million and $11.3 million due to an increase in deferred revenue for the years ended December 31, 2010 and 2009, respectively. The increase in deferred revenue was due primarily to the increase in sales of our software offerings and maintenance renewals.

•

Changes in our income tax receivable and payable balances are also significant components of our cash flows from operating activities. The increase in our income tax payable was primarily due to our operating growth in fiscal year 2011. Net cash provided by operating activities was reduced by income tax payments of $1.0 million in 2011, was increased by a U.S. federal income tax refund of $3.3 million in 2010 and reduced by income tax payments of $5.7 million in 2009.

•

Other changes in operating assets and liabilities include cash paid for interest payments of $1.3 million and $5.0 million in 2010 and 2009, respectively, along with $6.5 million in legal fees and settlement expenses, net of insurance reimbursements, paid by us in connection with the settlement of our lawsuit with a former employee in 2009.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2011 was primarily related to $109.5 million of cash used for acquisitions (refer to Note 2—Acquisitions of our Notes to Consolidated Financial Statements for additional details) and $34.1 million of cash used to purchase available-for-sale securities classified as short-term investments. Also during 2011, we had $4 million of proceeds from maturities of short-term investments and paid $4.0 million of cash to Tek-Tools upon the achievement of certain performance criteria related to the asset acquisition in January 2010. This contingent consideration was recorded at fair value in the first quarter of 2010 as an accrued acquisition earnout of $3.7 million and is reflected in cash flows from investing activities for the year ended December 31, 2011. The change in the fair value of the contingent consideration of $0.3 million due to the passage of time was recorded in other income (expense) in our consolidated statement of income for the year ended December 31, 2010 and is reflected in cash flows from operating activities in the consolidated statement of cash flows for the year ended December 31, 2011. Net cash used in investing activities in 2010 was primarily due to the $28.0 million of cash used in our purchase of certain assets of Tek-Tools and $2.7 million of purchases of property and equipment for operations. Cash used in investing activities in 2009 was primarily for purchase of software licenses and tools, computers and equipment, furniture and fixtures as we expanded our infrastructure and workforce.

We estimate our capital expenditures for 2012 to be approximately $4.8 million, comprised primarily of computer equipment, software, additional leasehold improvements and furniture and fixtures. The estimated capital expenditures for 2012 include costs related to the expected expansion of our Ireland, India and Czech Republic offices.

Financing Activities

Net cash provided by financing activities in 2011 was primarily due to $11.9 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock-based awards of $6.4 million, which is a reduction in cash payments related to income taxes. Net cash used in financing activities in 2010 was due to a $44.1 million repayment of long-term debt partially offset by $21.0 million of proceeds from the exercise of stock options and a $26.7 million excess tax benefit related to stock-based compensation, which is a reduction in cash payments related to income taxes. The debt payments in 2010 paid off our entire outstanding principal under our First Lien Note and Second Lien Note.

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

Net cash provided by financing activities in 2009 was due to the net cash proceeds from our IPO of $104.6 million, after deducting underwriter discounts and commissions but before other offering costs, $8.5 million of proceeds from the exercise of employee stock options and the excess tax benefit related to employee stock option exercises of $8.7 million. These proceeds were offset by $57.0 million in repayments of long-term debt pursuant to our First Lien Note and $1.7 million of payments for offering costs made during 2009. We also made a one-time earnout payment pursuant to an agreement with our original stockholders of $20.0 million in November 2009. This $20.0 million payment, which was treated as a dividend payment pursuant to applicable accounting rules, was reflected in our consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) as a reduction of additional paid-in capital.

We believe that our existing cash and cash equivalents and our cash flow from operations will be sufficient to fund our operations and our capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of any acquisitions to expand our business, the timing of introductions of new software products and enhancements to existing software products, and the continuing market acceptance of our software offerings. Although we are not currently a party to any material definitive agreement regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements, which could reduce our cash and cash equivalents, require us to seek additional equity or debt financing or repatriate cash generated by our international operations that would cause us to incur a U.S. federal income tax liability. Additional funds from financing arrangements may not be available on terms favorable to us or at all.

Contractual Obligations and Commitments

We generally do not enter into long-term minimum purchase commitments. Our principal commitments as of December 31, 2011 consisted of operating lease obligations for our office facilities. The following table summarizes our outstanding contractual obligations as of December 31, 2011, that require us to make future cash payments:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$21,811	$3,942	$7,584	$5,035	$5,250
Purchase obligations (1)	5,344	5,120	224	—	—
Accrued earnout (2)	3,513	3,513	—	—	—

Total (3)	$30,668	$12,575	$7,808	$5,035	$5,250

(1)	Purchase obligations represent purchases of software license and support fees, marketing activities, accounting, legal and contractor fees, corporate health insurance costs and computer hardware and software.
(2)	We acquired Hyper9 in January 2011. The purchase agreement included contingent consideration ranging from $0 to $7.0 million based on sales milestones for fiscal year 2011. In February 2012, we paid approximately $3.5 million of cash upon the achievement of these sales milestones. The payment is recorded at fair value on our consolidated balance sheet at December 31, 2011 as an accrued acquisition earnout of $3.5 million.
(3)	We have excluded long-term tax liabilities of $4.0 million at December 31, 2011 related to uncertain tax positions from the amounts presented as the amounts that will be settled in cash are not known.

Off-Balance Sheet Arrangements

During 2011, 2010 and 2009, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements which is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, including the following:

Interest Rate Risk

We had cash and cash equivalents totaling $122.7 million and available-for-sale securities classified as short-term investments totaling $29.7 million at December 31, 2011. Our cash and cash equivalents consist primarily of bank deposits and money market funds, and our available-for-sale securities consist primarily of corporate bonds, municipal bonds and commercial paper held in investment accounts in the United States. We hold cash, cash equivalents and short-term available-for-sale securities for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.

We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at December 31, 2011. Our portfolio of available-for-sale securities classified as investments is subject to market risk due to changes in interest rates. Changes in interest rates could impact our future investment income, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investment securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

Foreign Currency Risk

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our foreign subsidiaries was approximately 23.7% of our total revenue for the year ended December 31, 2011. The foreign currencies that we invoice and on which we collect are the Euro, British Pound Sterling, Australian Dollar and Japanese Yen. Expenses incurred by our international subsidiaries are, generally, denominated in the local currency of the subsidiary. Our consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies.

During 2011, we did not enter into forward exchange contracts or any other similar contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. Accordingly, in the first quarter of 2012, we began utilizing purchased foreign currency forward contracts to hedge our exposure on certain non-functional foreign currency balance sheet positions. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operational and functional positions.

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

The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-37 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our independent registered public accounting firm, which has audited our consolidated financial statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report, which is included in Part II, Item 8 of this report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report. We intend to file such information within our definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report relating to our 2012 annual meeting of stockholders (the “Proxy Statement”).

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our Amended and Restated Stock Incentive Plan (“2005 Plan”) and our 2008 Equity Incentive Plan (“2008 Plan”):

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	4,183,799	(1)	$10.34	9,946,878	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	4,183,799		$10.34	9,946,878

(1)	Consists of 2,157,184 shares and 2,026,615 shares of common stock underlying outstanding options and restricted stock units granted under our 2005 Plan and 2008 Plan, respectively.
(2)	Represents shares of common stock available for issuance under our 2008 Plan as of December 31, 2011 and does not include the automatic increase on January 1, 2012 of 1,700,000 additional shares of our common stock reserved for issuance under our 2008 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed with Report

(1)	Financial Statements.

(2)	Financial Statement Schedules.

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

The information required by this Item is set forth on the exhibit index that follows the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLARWINDS, INC.

Dated: February 27, 2012	By:	/s/ Michael J. Berry
Michael J. Berry
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin B. Thompson Kevin B. Thompson	President, Chief Executive Officer and Director (principal executive officer)	February 27, 2012

/s/ Michael J. Berry Michael J. Berry	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2012

/s/ J. Barton Kalsu J. Barton Kalsu	Chief Accountant and Senior Vice President, Finance (principal accounting officer)	February 27, 2012

/s/ Steven M. Cakebread Steven M. Cakebread	Lead Independent Director	February 27, 2012

/s/ Jeffrey L. Horing Jeffrey L. Horing	Director	February 27, 2012

/s/ Mark Bonham Mark Bonham	Director	February 27, 2012

/s/ J. Benjamin Nye J. Benjamin Nye	Director	February 27, 2012

/s/ Ellen F. Siminoff Ellen F. Siminoff	Director	February 27, 2012

/s/ Roger J. Sippl Roger J. Sippl	Director	February 27, 2012

/s/ Lloyd G. Waterhouse Lloyd G. Waterhouse	Director	February 27, 2012

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

Our independent registered public accounting firm, which has audited our consolidated financial statements in Part II, Item 8 of this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SolarWinds, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in convertible preferred stock and stockholders’ equity (deficit), and of cash flows present fairly, in all material respects, the financial position of SolarWinds, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Austin, Texas

February 27, 2012

SolarWinds, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share information)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$122,707	$142,003
Short-term investments	29,688	—
Accounts receivable, net of allowances of $192 and $201 as of December 31, 2011 and December 31, 2010, respectively	26,965	20,255
Income tax receivable	110	10,350
Deferred taxes	668	261
Prepaid and other current assets	2,770	3,210

Total current assets	182,908	176,079
Property and equipment, net	7,341	6,702
Deferred taxes	3,334	4,099
Goodwill	110,746	40,424
Intangible assets and other, net	58,079	20,173

Total assets	$362,408	$247,477

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,213	$2,150
Accrued liabilities	9,442	8,588
Accrued earnout	3,513	4,000
Income taxes payable	779	555
Current portion of deferred revenue	73,774	52,583

Total current liabilities	89,721	67,876
Long-term liabilities:
Deferred revenue, net of current portion	3,373	3,175
Non-current deferred taxes	289	—
Other long-term liabilities	4,078	817

Total liabilities	97,461	71,868
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 73,367,367 and 71,658,808 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	73	72
Additional paid-in capital	194,379	165,972
Accumulated other comprehensive loss	(2,769)	(1,256)
Accumulated earnings	73,264	10,821

Total stockholders’ equity	264,947	175,609

Total liabilities and stockholders’ equity	$362,408	$247,477

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.

Consolidated Statements of Income

(In thousands, except for per share information)

	Year Ended December 31,
	2011	2010	2009
Revenue:
License	$92,254	$75,603	$62,378
Maintenance and other	106,104	76,790	54,068

Total revenue	198,358	152,393	116,446
Cost of license revenue	4,097	1,943	494
Cost of maintenance and other revenue	7,892	5,987	4,366

Gross profit	186,369	144,463	111,586
Operating expenses:
Sales and marketing	53,850	43,252	30,548
Research and development	21,332	15,731	11,199
General and administrative	28,076	23,476	26,038
Accrued earnout gain	(664)	—	—

Total operating expenses	102,594	82,459	67,785

Operating income	83,775	62,004	43,801
Other income (expense):
Interest income	308	177	267
Interest expense	—	(1,146)	(4,253)
Other income, net	720	115	90

Total other income (expense)	1,028	(854)	(3,896)

Income before income taxes	84,803	61,150	39,905
Income tax expense	22,360	16,404	10,396

Net income	$62,443	$44,746	$29,509

Net income per share:
Basic earnings per share	$0.86	$0.65	$0.58

Diluted earnings per share	$0.84	$0.61	$0.52

Weighted shares used to compute net income per share:
Shares used in computation of basic earnings per share	72,812	68,664	51,042

Shares used in computation of diluted earnings per share	74,413	72,862	56,824

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2008	27,000	$27	28,167	$28	$15,166	$(315)	$(63,434)	$(48,555)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	156	—	156
Net income	—	—	—	—	—	—	29,509	29,509

Comprehensive income								29,665

Common stock issued in public offering, net of issuance costs (Note 7)	—	—	9,000	9	100,677	—	—	100,686
Expenses paid by stockholder		—	—	—	2,100	—	—	2,100
Exercise of stock options	—	—	2,331	3	8,515	—	—	8,518
Issuance of restricted stock awards	—	—	4	—	—	—	—	—
Earnout dividend paid to original stockholders (Note 7)	—	—	—	—	(20,000)	—	—	(20,000)
Conversion of preferred stock to common stock	(27,000)	(27)	27,000	27	—	—	—	27
Stock-based compensation	—	—	—	—	7,891	—	—	7,891
Excess tax benefit from stock-based compensation	—	—	—	—	8,734	—	—	8,734

Balances at December 31, 2009	—	—	66,502	67	123,083	(159)	(33,925)	89,066
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(1,097)	—	(1,097)
Net income	—	—	—	—	—	—	44,746	44,746

Comprehensive income								43,649

Shares issued in connection with business acquisition	—	—	453	—	9,221	—	—	9,221
Exercise of stock options	—	—	6,406	7	21,025	—	—	21,032
Repurchase of common stock	—	—	(1,702)	(2)	(24,985)	—	—	(24,987)
Stock-based compensation	—	—	—	—	10,880	—	—	10,880
Excess tax benefit from stock-based compensation	—	—	—	—	26,748	—	—	26,748

Balances at December 31, 2010	—	—	71,659	72	165,972	(1,256)	10,821	175,609
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(1,502)	—	(1,502)
Unrealized losses on investments, net of taxes	—	—	—	—	—	(11)	—	(11)
Net income	—	—	—	—	—	—	62,443	62,443

Comprehensive income								60,930

Exercise of stock options	—	—	1,664	1	11,918	—	—	11,919
Restricted stock units issued, net of shares withheld for taxes	—	—	44	—	(342)	—	—	(342)
Stock-based compensation	—	—	—	—	10,690	—	—	10,690
Excess tax benefit from stock-based compensation	—	—	—	—	6,141	—	—	6,141

Balances at December 31, 2011	—	$—	73,367	$73	$194,379	$(2,769)	$73,264	$264,947

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$62,443	$44,746	$29,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,957	5,498	2,166
Provision for doubtful accounts	97	194	175
Stock-based compensation expense	10,690	10,880	7,891
Expenses paid by stockholder	—	—	2,100
Accrued earnout gain	(664)	—	—
Deferred taxes	2,123	(2,220)	(281)
Excess tax benefit from stock-based compensation	(6,359)	(26,748)	(8,734)
Other non-cash expenses	622	470	915
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(7,038)	(5,078)	(2,099)
Income taxes receivable	(33)	31	613
Prepaid income taxes	—	4,675	(4,675)
Prepaid and other current assets	(189)	(1,199)	(673)
Accounts payable	56	(1,127)	1,791
Accrued liabilities	747	3,958	1,581
Accrued interest payable	—	(539)	(1,472)
Income taxes payable	19,886	17,160	9,078
Deferred revenue and other liabilities	19,080	15,342	11,340

Net cash provided by operating activities	111,418	66,043	49,225

Cash flows from investing activities
Purchases of short-term investments	(34,129)	—	—
Maturities of investments	4,000	—	—
Purchases of property and equipment	(2,945)	(2,740)	(2,729)
Purchases of intangible assets and other	(745)	(795)	(401)
Acquisition of businesses, net of cash acquired	(109,483)	(28,039)	(46)
Earnout payments for acquisitions	(3,743)	—	—

Net cash used in investing activities	(147,045)	(31,574)	(3,176)

Cash flows from financing activities
Repurchase of common stock	(342)	(24,987)	—
Net cash proceeds from initial public offering	—	—	104,625
Payments for offering costs	—	—	(1,745)
Exercise of stock options	11,919	21,032	8,518
Excess tax benefit from stock-based compensation	6,359	26,748	8,734
Repayment of long-term debt	—	(44,097)	(56,986)
Repayments of capital lease obligations	—	(9)	(26)
Earnout dividend paid	—	—	(20,000)

Net cash provided by (used in) financing activities	17,936	(21,313)	43,120
Effect of exchange rate changes on cash and cash equivalents	(1,605)	(941)	53

Net increase (decrease) in cash and cash equivalents	(19,296)	12,215	89,222
Cash and cash equivalents
Beginning of period	142,003	129,788	40,566

End of period	$122,707	$142,003	$129,788

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1,280	$4,976

Cash paid (received) for income taxes	$1,013	$(3,282)	$5,665

Noncash investing and financing transactions
Accrued earnout (Note 12)	$3,938	$3,743	$—

Stock issued for acquisition (See Note 2)	$—	$9,221	$—

Conversion of preferred stock to common stock	$—	$—	$27

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

Use of Estimates

The preparation of financial statements in conformity with United States of America generally accepted accounting principles, or GAAP, requires our management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to those estimates and assumptions include, but are not limited to, intangible and long-lived assets, goodwill, the allowance for doubtful accounts, the valuation of stock options, deferred income taxes and contingent liabilities. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is determined in accordance with authoritative guidance issued by the Financial Accounting Standards Board, or FASB. We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit). We record gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense) in our consolidated statements of income. There were no equity transactions denominated in foreign currencies for the years ended December 31, 2011 and 2010.

Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities, as reflected within the consolidated statements of income, were not material for the years ended December 31, 2011, 2010 and 2009.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncements

In May 2011, the FASB issued a standard to provide a consistent definition of fair value and change certain fair value measurement principles. In addition, the standard enhances the disclosure requirements concerning the measurement uncertainty of Level 3 fair value measurements. The updated accounting guidance is effective for interim and annual periods beginning after December 15, 2011 on a prospective basis. Early application is not permitted. We will adopt the updated guidance in the first quarter of fiscal year 2012. We do not believe this standard will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued a standard to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. The standard also includes a requirement to present the reclassification of items from comprehensive income to net income on the face of the financial statements; however, in December 2011, the effective date for this requirement was deferred indefinitely. The updated accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. We will adopt the updated guidance in the first quarter of fiscal year 2012. Since the updated guidance only requires a change in the placement of information already disclosed in our consolidated financial statements, we do not expect the adoption to have an impact on our consolidated financial statements.

In September 2011, the FASB issued a standard to provide updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The updated accounting guidance is effective for interim and annual periods beginning after December 15, 2011. Early application is permitted. We will adopt the updated guidance in the first quarter of fiscal year 2012. Adoption of this standard will not have an impact on our consolidated financial statements.

Concentrations of Risks

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Our cash and cash equivalents consisted of the following:

	December 31,
(in thousands)	2011	2010
Demand deposit accounts	$30,371	$35,803
Money market funds	92,336	106,200

Total cash and cash equivalents	$122,707	$142,003

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

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Short-term investments at December 31, 2011 and 2010 were as follows:

	December 31,
(in thousands)	2011	2010
Short-term investments	$29,688	$—

Our short-term investments, classified as available-for-sale securities, consist primarily of marketable securities such as corporate bonds, municipal bonds and commercial paper. We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. All securities classified as short-term investments have contractual maturities of less than twelve months, but more than three months. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity (deficit). Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Any premiums or discounts are amortized or accreted, respectively, to maturity. The cost of securities sold is based on the specific-identification method. In determining if and when a decline in fair value is judged to be other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. Declines in fair value deemed other-than-temporary are included as a component of other income (expense). We have not recorded any other-than-temporary impairments related to marketable securities.

We provide credit to distributors, resellers and direct customers in the normal course of business. We generally extend credit to new customers based upon industry reputation and existing customers based upon prior payment history. The following distributors represented more than 10% of our revenue:

	Year Ended December 31,
	2011		2010	2009
Distributor A	*	%	10.0%	13.8%
Distributor B	11.9		12.4	14.4

*	Represented less than 10% of our revenue

At December 31, 2011 and 2010, no distributor, reseller or direct customer represented more than 10% of our outstanding accounts receivable balance. We do not believe that our business is substantially dependent on either distributor or that the loss of either relationship would have a material adverse effect on our business.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Accounts Receivable

Accounts receivable represent trade receivables from customers when we have provided software licenses and/or software maintenance agreements and we have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance and the current economic environment. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. We have historically had insignificant write-offs related to bad debts. The allowances for doubtful accounts were as follows:

	December 31,
(in thousands)	2011	2010
Allowance for doubtful accounts	$192	$201

Fair Value of Financial Instruments

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

See Note 4 for a summary of our financial instruments accounted for at fair value on a recurring basis, which consist only of our short-term investments that are marked to fair value at each balance sheet date, as well as the fair value of the contingent consideration related to the acquisitions of Hyper9, Inc., or Hyper9, and Tek-Tools, Inc., or Tek-Tools. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Property and Equipment

We record property and equipment at cost and depreciate them using the straight-line method over their estimated useful lives as follows:

Useful Life
(in years)
Equipment and other	5
Furniture and fixtures	5 - 7
Software	3 - 5
Leasehold improvements	Lesser of lease term or useful life

Upon retirement or sale of property and equipment, we remove the cost of assets disposed of and any related accumulated depreciation from our accounts and credit or charge any resulting gain or loss to operating expense. We expense repairs and maintenance as they are incurred.

Costs related to software developed or obtained for internal use are included in property and equipment and are depreciated on a straight line basis over the useful life of the software. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized.

Acquisitions, Goodwill and Identifiable Intangible Assets

We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired, liabilities assumed, contractual contingencies and contingent consideration be recorded at the date of acquisition at their respective fair values. Goodwill represents the excess of the purchase price, including any contingent consideration, over the fair value of the net assets acquired. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred, restructuring costs to be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact the provision for income taxes. The acquired developed product technologies recorded for each acquisition were feasible at the date of acquisition as they were being actively marketed and sold by the acquired company at the acquisition date. In addition to the acquired developed product technologies, we also recorded intangible assets for the acquired companies’ customer relationships, trademarks and certain non-competition covenants. We include the operating results of acquisitions in our consolidated financial statements from the effective date of the acquisitions. Acquisition related costs are included in general and administrative expenses in our consolidated statements of income.

The fair value of identifiable intangible assets is based on significant judgments made by management. We typically engage third party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from management, and also include, but are not limited to, future expected cash flows earned from the product technology and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. Acquired identifiable intangible assets are amortized on the net cash flow method over their estimated

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

economic lives, which are generally three to seven years for trademarks, customer relationships, non-competition covenants and acquired developed product technologies and ten years for intellectual property. We include amortization of acquired developed product technologies and third party software license royalties in cost of license revenue and amortization of other acquired intangible assets in general and administrative expenses in our consolidated statements of income. Third party software license royalties are based on the number of units issued.

We perform goodwill and indefinite lived intangible asset impairment tests annually during our fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, and the second step of the test measures the amount of the impairment, if any. An impairment of goodwill or indefinite lived intangible assets is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization compared with the carrying amount of our net assets on the date of the test, since we have only one reporting unit. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2011 and 2010, we performed our annual review of goodwill and indefinite lived intangible assets and concluded that no impairment existed for our reporting unit during any of the periods presented. No impairment charges have been required to date.

We evaluate long-lived assets, including identifiable intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Impairment is recognized when the carrying amount of an asset exceeds its fair value as calculated on a discounted cash flow basis. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment or our finite-lived intangibles and other assets, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2011 and 2010, there were no indicators that our long-lived assets were impaired.

Contingent Consideration

Contingent consideration, which includes earnout payments in connection with our acquisitions, is recognized at fair value on the acquisition date and remeasured each reporting period with subsequent adjustments recognized in the consolidated statements of income. We estimate the fair value of contingent consideration liabilities based on certain milestones of the acquired companies and estimated probabilities of achievement and discount the liabilities to present value using a weighted-average cost of capital. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration liability is revalued to estimated fair value.

Changes in the fair value of contingent consideration liabilities may result from changes in discount periods, changes in the timing and amount of sales and/or other specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. We reflect changes in fair

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

value due to probability changes as accrued earnout (gains) losses in total operating expenses and changes in fair value due to the passage of time as an expense in total other income (expense) in the consolidated statements of income. Earnout payments are reflected in cash flows from investing activities and the changes in fair value are reflected in cash flows from operating activities in the consolidated statements of cash flows. These changes could cause a material impact to, and volatility in our operating results.

Capitalized Software

Costs incurred in the research and development of our products are expensed as incurred, except for certain software development costs. We expense costs associated with the development of computer software to be marketed prior to the establishment of technological feasibility and capitalize them from the point technological feasibility is reached until the product is ready for general availability. We capitalized $0.2 million of product development costs related to localizing our products in 2011. We did not capitalize any software development costs for the year ended December 31, 2010 as costs incurred subsequent to the establishment of technological feasibility, but prior to general release, were insignificant.

Capitalized software development costs are periodically assessed for recoverability in the event of changes to the anticipated future revenue for the software products or changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software products would be expensed in the period in which such a determination is made. Capitalized localization product costs are included in other intangible assets and will be amortized over their estimated useful life, generally three to five years. Amortization of capitalized software development costs is included in cost of license revenue in our consolidated statements of income.

Website Development Costs

We capitalize certain direct costs to develop functionality as well as certain upgrades and enhancements that are probable to result in additional functionality to our website. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, costs are capitalized as part of other intangible assets until the software is substantially complete and ready for its intended use. We capitalized $0.2 million of website development costs related to localizing our websites in 2011. We did not capitalize any website development costs for the year ended December 31, 2010. Capitalized website development costs are included in other intangible assets and will be amortized over their estimated useful life, generally three years. Amortization of website development costs is included in general and administrative expenses in our consolidated statements of income.

Long-Term Debt

On December 13, 2005, we entered into credit agreements with an investment management firm pursuant to which we borrowed $85.0 million on a first lien note, or First Lien Note, and $25.0 million on a second lien note, or Second Lien Note, and collectively the Notes. We amortize debt issuance costs over the term of the associated debt. In March 2010, we repaid the $19.1 million outstanding principal balance on our First Lien Note and wrote-off $0.2 million of debt issuance costs associated with the note. In May 2010, we fully repaid the $25.0 million outstanding principal balance on our Second Lien Note and wrote-off the remaining $0.1 million of debt issuance costs. The amortization and write-off of debt issuance costs included in interest expense were as follows:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Amortization and write-off of debt issuance costs	$—	$(399)	$(702)

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Contingencies

We account for claims and contingencies in accordance with authoritative guidance that requires we record an estimated loss from a claim or loss contingency when information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred or if the amount of a probable loss cannot be reasonably estimated, then in accordance with the authoritative guidance, we disclose the amount or range of estimated loss if the amount or range of estimated loss is material. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business. See Note 12 for a discussion of contingencies.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Cumulative foreign currency translation adjustments and unrealized gains (losses) on investments, each net of tax, are included in accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

Revenue Recognition

We derive substantially all of our revenue from the licensing of our software products and from the sale of annual maintenance agreements for these products. We typically include one year of maintenance as part of the initial purchase price of each software offering and then sell renewals of this maintenance agreement. In accordance with current guidance, we recognize revenue for software, maintenance and other services when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable.

License Revenue. We consider delivery of our software to have occurred and recognize revenue from the sale of perpetual licenses to our software when risk of loss transfers to the customer or reseller, which is generally upon electronic transfer of the license key that provides immediate availability of the product to the purchaser.

We sell licenses to our software products through our direct inside sales force and through our distributors and other resellers. Our distributors and resellers do not carry inventory of our software and we generally require them to specify the end-user of the software at the time of the order. If the distributor or reseller does not provide end-user information, then we will generally not fulfill the order. Our distributors and resellers have no rights of return or exchange for software that they purchase from us and payment for these purchases is due to us without regard to whether the distributors or resellers collect payment from their customers.

We generally use a purchase order, an authorized credit card, an electronic or manually signed license agreement, or the receipt of a cash payment as evidence of an arrangement. Sales through resellers and distributors are typically evidenced by a reseller or distributor agreement, together with purchase orders or authorized credit cards on a transaction-by-transaction basis.

We account for sales incentives to customers, resellers or distributors as a reduction of revenue at the time we recognize the revenue from the related product sale. We report revenue net of any sales tax collected.

Our return policy generally does not allow our customers to return software offerings.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Maintenance and Other Revenue. We derive maintenance revenue from fees for software maintenance services. We recognize maintenance revenue ratably on a daily basis over the contract period. Customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements to new versions of their software products on a when-and-if-available basis. Other revenue consists primarily of training, consulting, subscription and product development services, which is recognized upon delivery of the training or consulting services to the end customer or when the development work is performed. Other revenue is not currently significant nor do we expect it to be significant in future periods.

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from maintenance fees and training services. We generally bill maintenance agreements annually in advance for services to be performed over a 12-month period. Customers have the option to purchase maintenance renewals for periods longer than 12 months. We initially record the amounts to be paid under maintenance agreements as deferred revenue and recognize these amounts ratably on a daily basis over the term of the maintenance agreement. We record deferred revenue that will be recognized during the succeeding 12-month period as current deferred revenue and the remaining portion is recorded as long-term deferred revenue.

Cost of Revenue

Cost of License Revenue. Cost of license revenue consists of amortization of acquired developed product technologies, third party software license royalties, the costs of media kits and shipping-related costs. Amortization of acquired developed product technologies and third party software license royalties included in cost of license revenue was as follows:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Acquired developed product technologies	$3,652	$1,730	$480
Third party software licenses	438	187	—

Cost of Maintenance and Other Revenue. Cost of maintenance and other revenue consists of compensation and benefits related to personnel providing customer support and an allocation of facilities and other overhead costs, including depreciation.

Advertising

We expense advertising costs as incurred. Advertising expense is included in sales and marketing expenses in the consolidated statements of income.

	Years Ended December 31,
(in thousands)	2011	2010	2009
Advertising expense	$2,704	$3,798	$1,554

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

The guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was an insignificant amount accrued for interest and penalties related to unrecognized tax benefits as of December 31, 2011 and 2010.

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

We estimated the fair value for options at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	54.8%	59.4%	63.1%
Risk-free rate of return	1.1-2.7%	1.5-2.9%	2.2-3.0%
Expected life	6.00 years	6.02 years	6.04 years

We have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assume the expected dividend yield to be zero. Since we were a private entity prior to our IPO in May 2009 with no historical data regarding the volatility of our own common stock price, we based the expected volatility on the

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

historical and implied volatility of comparable companies from a representative industry peer group. We determined expected volatility of options granted using an average of the historical volatility measures of this peer group of companies. We based the risk-free rate of return on the average U.S. treasury yield curve for five- and seven-year terms for the years ended December 31, 2011, 2010 and 2009. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our common stock has been publicly traded. For all dates, we granted employees options at exercise prices equal to the fair value of the underlying common stock at the time of grant, which is the closing price of our common stock as reported by the NYSE. To determine the fair value of our common stock prior to our IPO in May 2009, our board of directors considered many factors, including our current and historical operating performance, our expected future operating performance, our financial condition at the grant date, the liquidation rights and other preferences of our preferred stock, any recent privately negotiated sales of our securities to independent third parties, input from management, the lack of marketability of our common stock, the potential future marketability of our common stock, the business risks inherent in our business and in technology companies generally and the market performance of comparable public companies.

The reduction in income before income taxes due to stock-based compensation expense and the related income tax benefits were as follows:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Reduction in income before income taxes due to stock-based compensation	$10,690	$10,880	$7,891
Income tax benefit related to stock-based compensation	2,557	2,722	1,916

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

Tax benefits and excess tax benefits from the exercise of stock option awards were as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Tax benefit from the exercise of stock option awards	$8,429	$32,060	$11,298
Excess tax benefit from the exercise of stock option awards	6,359	26,748	8,734

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

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Acquisitions

2011 Acquisitions

Hyper9

In January 2011, we acquired Hyper9, Inc., or Hyper9 for approximately $23.0 million in cash and contingent consideration ranging from $0 to $7.0 million based on sales milestones for the one year period after the closing of the acquisition. Hyper9 increased our product offerings to include virtualization management software and eliminated the normal time to market required to develop a new software product. In February 2012, we paid approximately $3.5 million of cash upon the achievement of these sales milestones related to the acquisition. See Note 4 for a further discussion of outstanding obligations related to the Hyper9 acquisition. In 2011, we also incurred $0.7 million in acquisition related expenses for Hyper9. The acquisition was financed with available cash. The weighted average amortization period for the intangible assets acquired was 6.8 years. Goodwill is not deductible for tax purposes.

TriGeo

In July 2011, we acquired TriGeo Network Security, Inc., or TriGeo, for approximately $35.5 million in cash. By acquiring TriGeo, we increased our product offerings to include log and event management software. In 2011, we incurred $0.2 million in acquisition related costs for TriGeo. The acquisition was financed with available cash. The weighted average amortization period for the intangible assets acquired was 6.3 years. Goodwill is not deductible for tax purposes.

DNS

In October 2011, we acquired DNS Enterprise, Inc., or DNS, a provider of free tools and inexpensive subscription-based tools used by a community of system administrators, application administrators, network engineers and IT professionals. We do not believe this acquisition will have a material impact on our consolidated financial statements.

DameWare

In December 2011, we acquired certain assets of privately-held DameWare Development LLC, or DameWare, for $40.0 million in cash. DameWare increased our product offerings to include remote system management and administration software tools and eliminated the normal time to market required to develop new software products. We incurred $0.5 million in acquisition related costs for DameWare. The acquisition was financed with available cash. The weighted average amortization period for the intangible assets acquired was 6.6 years. The goodwill recorded is deductible for tax purposes. The purchase price allocation of the assets acquired, including goodwill, is preliminary due to the pending completion of the valuation of intangible assets.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

We allocated the purchase prices for the material acquisitions completed during 2011 as follows:

	Total	Hyper9	TriGeo	DameWare	Useful Life
	Fair Value	Fair Value	Fair Value	Fair Value
	(in thousands)				(in years)
Intangible assets:
Developed product technologies	$28,509	$7,978	$12,240	$8,291	7
Customer relationships	9,661	560	3,439	5,662	4 - 6
Trademarks	1,619	—	—	1,619	7
Non-competition covenant	1,302	462	365	475	3 - 5
Goodwill	63,234	14,663	24,618	23,953	—
Deferred revenue	(2,918)	(258)	(2,660)	—	—
Net other assets (liabilities)	1,026	3,533	(2,507)	—	—

Total purchase price, net of cash acquired	$102,433	$26,938	$35,495	$40,000

The following table presents our unaudited pro forma results of operations for the years ended December 31, 2011 and 2010 as if the 2011 acquisitions had occurred at the beginning of the respective periods. The pro forma financial information illustrates the measurable effects of a particular transaction, while excluding effects that rely on highly judgmental estimates of how operating decisions may or may not have changed as a result of that transaction. Accordingly, we adjusted the pro forma results for quantifiable items such as the amortization of acquired intangible assets, stock-based compensation expense and other items. The pro forma results were not adjusted for post-acquisition operational decisions made by management such as changes to the business model of the acquired companies and product offerings and pricing of the acquired products. We typically convert the acquired products to a perpetual license with maintenance model, change product offerings, lower product pricing and discontinue professional services and/or hardware sales to align more closely with our business model. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisition had taken place at the beginning of the respective periods, or of future results.

	Year Ended December 31,
	2011	2010
(in thousands, except per share data)	Pro Forma
Revenue	$214,590	$176,232
Net income	62,060	44,191
Earnings per share:
Basic	0.85	0.64
Diluted	0.83	0.61

We have integrated the acquired businesses into our broader IT infrastructure management business eliminating overlapping processes and expenses and integrating the products and sales efforts. Therefore, there are no separate revenue and earnings for the acquisitions since their respective integration into our business model. Our consolidated financial statements include the operating results of the acquired businesses from the effective date of each acquisition.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

2010 Acquisition

Tek-Tools

On January 26, 2010, we acquired certain of the assets of Tek-Tools, Inc., or Tek-Tools, for the following: (i) $26.0 million in cash; (ii) 362,138 shares of our common stock with a value of approximately $7.4 million based on the closing price of our common stock as reported on the New York Stock Exchange on January 26, 2010; (iii) $2.0 million of cash and 90,535 shares of our common stock with a value of approximately $1.8 million based on the closing price of our common stock on the date of the acquisition, each was held in escrow as security for breaches of representations and warranties, covenants and certain other expressly enumerated matters by Tek-Tools and its stockholders; (iv) $2.0 million of cash being withheld to be paid upon the achievement of sales milestones of the acquired business during calendar year 2010; and (v) $2.0 million of cash being withheld to be paid upon the receipt of certain third party consents. The acquisition was financed with available cash and issuance of equity. In February 2011, we paid $4.0 million of cash upon the achievement of certain performance criteria related to the acquisition.

Tek-Tools provided us an immediate product offering of storage and virtualized server infrastructures that was missing from our product offerings and eliminated the normal time to market required to develop a new software product. We also incurred acquisition related costs of approximately $0.4 million.

We allocated the purchase price for Tek-Tools as follows:

	Tek-Tools
	Fair Value	Useful Life
	(in thousands)	(in years)
Intangible assets:
Developed product technologies	$9,571	7
Customer relationships	5,330	6
Trademarks	2,922	7
Non-competition covenant	295	5
Goodwill	25,190	—
Deferred revenue	(2,380)	—
Net other assets	36	—

Total purchase price	$40,964

3. Goodwill and Intangible Assets

Goodwill

The following table reflects the changes in goodwill for the years ended December 31, 2011 and 2010:

(in thousands)
Balance at December 31, 2009	$15,444
Acquisition	25,190
Foreign currency translation and other adjustments	(210)

Balance at December 31, 2010	$40,424
Acquisitions	70,592
Foreign currency translation and other adjustments	(270)

Balance at December 31, 2011	$110,746

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

The goodwill from acquisitions resulted primarily from our expectations that we will now be able to offer our customers additional products in new markets. Additionally, the acquisitions will attract new customers for our entire line of products.

Intangible Assets

Intangible assets consisted of the following at December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed product technologies	$40,904	$(6,266)	$34,638	$12,445	$(2,588)	$9,857
Customer relationships	17,394	(2,962)	14,432	5,896	(1,086)	4,810
Intellectual property	1,058	(309)	749	903	(211)	692
Trademarks	6,740	(1,725)	5,015	4,407	(451)	3,956
Non-competition covenant	1,797	(229)	1,568	294	(54)	240

Total intangible assets	$67,893	$(11,491)	$56,402	$23,945	$(4,390)	$19,555

Intangible asset amortization expense was as follows:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Intangible asset amortization expense	$7,170	$3,170	$689

As of December 31, 2011, we estimate aggregate intangible asset amortization expense to be as follows:

(in thousands)
2012	$13,162
2013	11,741
2014	10,293
2015	9,108
2016	6,568

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events. We had $0.6 million of trademarks recorded with an indefinite life that are not amortized at December 31, 2011.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Fair Value of Financial Instruments

Our cash equivalents as of December 31, 2011 consisted of money market funds. Our short-term investments as of December 31, 2011 consisted primarily of corporate bonds, municipal bonds and commercial paper. We began investing in short-term investments during 2011 and, as such, there are no investments to report for the year ended December 31, 2010. The following table summarizes our short-term investments as of December 31, 2011:

	December 31, 2011
(in thousands)	Cost	Gross Unrealized Gains (Losses)	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate bonds	$16,561	$(15)	$16,546
Municipal bonds	7,153	(3)	7,150
Commercial paper	5,991	1	5,992

Total short-term investments	$29,705	$(17)	$29,688

The following table summarizes the fair value of our short-term investments with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2011
Corporate bonds	$14,456	$(15)	$—	$—	$14,456	$(15)
Municipal bonds	7,150	(3)	—	—	7,150	(3)
Commercial paper	2,000	(1)	—	—	2,000	(1)

	$23,606	$(19)	$—	$—	$23,606	$(19)

The following table summarizes the contractual underlying maturities of our cash equivalents and short-term investments as of December 31, 2011:

(in thousands)	Cost	Fair Value
Due in one year or less	$122,041	$122,024
Due after one year through two years	—	—

	$122,041	$122,024

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in our consolidated balance sheets:

	Fair Value Measurements at December 31, 2011 Using				Fair Value Measurements at December 31, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$92,336	$—	$—	$92,336	$106,200	$—	$—	$106,200

Total cash equivalents	92,336	—	—	92,336	106,200	—	—	106,200
Short-term investments:
Corporate bonds	16,546	—	—	16,546	—	—	—	—
Municipal bonds	7,150	—	—	7,150	—	—	—	—
Commercial paper	5,992	—	—	5,992	—	—	—	—

Total short-term investments	29,688	—	—	29,688	—	—	—	—

Total assets	$122,024	$—	$—	$122,024	$106,200	$—	$—	$106,200

Liabilities:
Accrued earnout	$—	$—	$3,513	$3,513	$—	$—	$4,000	$4,000

Total liabilities	$—	$—	$3,513	$3,513	$—	$—	$4,000	$4,000

Contingent Consideration

A reconciliation of the beginning and ending balances of acquisition related accrued earnouts using significant unobservable inputs (Level 3) for the year ended December 31, 2011 follows:

	Acquisition
(in thousands)	Tek-Tools	Hyper9	Total
Accrued earnout liability as of December 31, 2010	$4,000	$—	$4,000
Additions (payments)	(4,000)	3,938	(62)
Change in fair value due to a change in probability	—	(664)	(664)
Change in fair value due to the passage of time	—	239	239

Accrued earnout liability as of December 31, 2011	$—	$3,513	$3,513

Hyper9

We recorded $3.9 million of contingent consideration related to the Hyper9 acquisition as an accrued earnout in our consolidated balance sheet in the first quarter of 2011 (see Note 2 for further details of the acquisition). The accrued earnout is valued using a probability weighted discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates of the probabilities of achieving the various levels of new license sales in the earnout formula and discount rates. We adjusted the probabilities of achieving the various levels of new license sales in the earnout formula throughout the year based on our sales results and future projections. Due to the fair value adjustments for probability and passage of time, the accrued earnout fair value is $3.5 million in our consolidated balance sheet as of December 31, 2011. Consequently, we

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

recorded an accrued earnout gain of $0.7 million due to the change in probabilities and other expense of $0.2 million due to the passage of time in our consolidated statements of income for the year ended December 31, 2011. In February 2012, we paid approximately $3.5 million of cash upon the achievement of these sales milestones.

Tek-Tools

In February 2011, we paid $4.0 million of cash upon the achievement of certain performance criteria related to the acquisition of assets from Tek-Tools, Inc. in January 2010.

5. Property and Equipment

Property and equipment, including software, consisted of the following at December 31, 2011 and 2010:

	December 31,
(in thousands)	2011	2010
Equipment and other	$6,639	$5,564
Furniture and fixtures	2,750	2,363
Software	2,047	1,768
Leasehold improvements	2,442	1,797

	13,878	11,492
Less: Accumulated depreciation and amortization	(6,537)	(4,790)

Property and equipment, net	$7,341	$6,702

Depreciation and amortization expense on property and equipment for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Depreciation and amortization expense	$2,597	$2,126	$1,477

6. Accrued Liabilities

Accrued liabilities at December 31, 2011 and 2010 were as follows:

	December 31,
(in thousands)	2011	2010
Payroll-related accruals	$7,089	$6,386
Other accrued expenses	2,353	2,202

Total accrued liabilities	$9,442	$8,588

7. Stockholders’ Equity and Stock-Based Compensation

Common Stock and Preferred Stock

In May 2009, we completed our IPO, in which we issued and sold 9,000,000 shares of our common stock at a price of $12.50 per share. We raised a total of $112.5 million in gross proceeds from the offering, or

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

approximately $100.5 million in net proceeds after deducting underwriting discounts and commissions of $7.9 million and other offering costs of $4.1 million. Following the consummation of our IPO, we amended our certificate of incorporation to, among other things, set the authorized capital stock of the company at 133,000,000 shares, par value of $0.001 per share, comprised of 123,000,000 shares of common stock and 10,000,000 shares of preferred stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at any meeting of stockholders. The close of our IPO also triggered all 27,000,003 shares of convertible preferred stock that were outstanding immediately prior to the closing of the offering converted into 27,000,003 shares of common stock in accordance with the terms of our certificate of incorporation after the close of the IPO.

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

2005 Stock Plan

Our Amended and Restated Stock Incentive Plan, or 2005 Stock Plan, was adopted by our board of directors and approved by our stockholders on December 14, 2005. Our 2005 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and restricted stock to our employees, directors and consultants. Our ability to grant any future equity awards under the 2005 Stock Plan was terminated in May 2009. As of December 31, 2011, options to purchase 2,157,184 shares of common stock were outstanding under the 2005 Stock Plan. Our 2005 Stock Plan will continue to govern the terms and conditions of the outstanding equity awards granted under the 2005 Stock Plan.

The standard form of option agreement under the 2005 Stock Plan provides that options will vest 25% on the first anniversary of the vesting commencement date with the remainder vesting ratably on a monthly basis over the next three years, subject to continued service through each applicable date and have a ten year contractual term. Under our 2005 Stock Plan, our board of directors, or its designated committee, has the authority to grant options with early exercise rights, subject to our repurchase right that lapses as the shares vest on the original vesting schedule, and to provide for accelerated vesting.

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

2008 Stock Plan

Our board of directors adopted and our stockholders approved our 2008 Equity Incentive Plan, or 2008 Stock Plan, in May 2008. Our 2008 Stock Plan provides for the grant of incentive stock options, within the

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares and performance units to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. All equity awards that have been granted following our IPO were granted under our 2008 Stock Plan. As of December 31, 2011, stock-based incentive awards of 2,026,615 were outstanding and 9,946,878 shares of common stock were reserved for future grants under the 2008 Stock Plan.

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

Option grant activity under the 2005 and 2008 Stock Plans were as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Outstanding balances at December 31, 2010	5,052,776	$9.50
Options granted	633,522	22.75
Options exercised	(1,664,589)	7.16
Options forfeited	(425,078)	17.04

Outstanding balances at December 31, 2011	3,596,631	$12.02

Options exercisable at December 31, 2011	2,176,675	$7.91	$43,622	6.32

Options vested and expected to vest at December 31, 2011	3,382,159	$11.44	$55,342	7.10

Additional information regarding options follows (in thousands except for per share amounts):

	Year Ended December 31,
	2011	2010	2009
Weighted-average grant date fair value per share of options granted during the period	$12.03	$10.22	$6.22
Aggregate intrinsic value of options exercised during the period	26,247	73,182	32,304
Aggregate weighted-average fair value of options vested during the period	8,484	8,454	7,449

The total unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was $9.9 million as of December 31, 2011 and we expect to recognize this expense over a weighted-average period of 2.35 years.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2008 Stock Plan:

	Number of Units Outstanding	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Unvested balances at December 31, 2010	218,405	$18.99
Restricted stock units granted	510,669	20.65
Restricted stock units vested	(60,150)	18.95
Restricted stock units forfeited	(81,756)	19.99

Unvested balances at December 31, 2011	587,168	$20.30	$16,411	8.89

The total unrecognized stock-based compensation expense related to unvested restricted stock units and subject to recognition in future periods was $6.6 million as of December 31, 2011 and we expect to recognize this expense over a weighted-average period of 2.81 years.

For restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During 2011, we withheld and retired approximately 16,000 shares to satisfy $0.3 million of employees’ tax obligations. These shares are treated as common stock repurchases in our consolidated financial statements as of December 31, 2011. There was no vesting of restricted stock units in 2010 and 2009.

8. Earnings Per Share

We computed basic earnings per share available to common stockholders using the weighted average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and the vesting of restricted stock units.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the number of the numerator and denominator used in the calculation of basic and diluted earnings per share follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Basic earnings per share
Numerator:
Net income	$62,443	$44,746	$29,509

Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	72,812	68,664	51,042

Diluted earnings per share
Numerator:
Net income	$62,443	$44,746	$29,509

Denominator:
Weighted-average shares used in computing basic earnings per share	72,812	68,664	51,042
Add options and restricted stock units to purchase common stock	1,601	4,198	5,782

Weighted-average shares used in computing diluted earnings per share	74,413	72,862	56,824

Dilution from assumed exercises of stock options and vesting of restricted stock units is dependent upon several factors, including the market price of our common stock. The following stock-based incentive awards were outstanding but were not included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the exercise price, unrecognized compensation expense and the excess tax benefit and thus the results would have been antidilutive:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Antidilutive shares	1,267	1,362	133

The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options and vesting of restricted stock units. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises of stock options and vesting of restricted stock units.

On August 2, 2010, our board of directors approved a share repurchase program, authorizing us to purchase up to $25.0 million of our outstanding common stock. We were authorized to make purchases in the open market and purchases were funded from available working capital. The share repurchase program was completed in August 2010, and we repurchased 1.7 million shares of our common stock for an aggregate purchase price of $25.0 million. Shares were retired upon repurchase. In accordance with authoritative guidance, we account for repurchases of our common stock by charging any excess of cost over par value entirely to additional paid-in capital in absence of retained earnings.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

9. Employee Benefit Plan

In October 2008, we established a 401(k) matching program for all eligible employees. We match an amount equal to 100% of the employee’s contributions for the first 3%, and 50% for the next 2% of the employee’s total eligible compensation. The total contributions per participant per year were limited to $16,500 for 2011, 2010 and 2009. We, as sponsor of the plan, use an independent third party to provide administrative services to the plan. We have the right to terminate the plan at any time. Employees are fully vested in all contributions to the plan. Our expense related to the plan was as follows:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Employee benefit plan expense	$1,138	$806	$504

10. Related Party Transactions

We have previously been required to pay management fees to certain stockholders pursuant to contractual agreements. We paid management fees and legal expenses incurred by our founder of $1.9 million in 2009. The management fees are no longer required to be paid due to the completion of our IPO in May 2009.

On August 31, 2006, we entered into a license agreement with NetSuite Inc. Our President and Chief Executive Officer became a member of NetSuite’s Board of Directors in September 2006. Under the terms of the agreement, we paid the following amounts for the use of their services:

	Years Ended December 31,
(in thousands)	2011	2010	2009
NetSuite expense	$560	$496	$699

11. Income Taxes

U.S. and international components of income before income taxes were as follows:

	Year Ended December 31,
	2011	2010	2009
(in thousands)
U.S.	$67,774	$51,422	$33,258
International	17,029	9,728	6,647

Income before income taxes	$84,803	$61,150	$39,905

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Income tax expense was composed of the following:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Current:
Federal	$18,800	$17,452	$10,165
State	624	294	233
International	820	841	288

	20,244	18,587	10,686
Deferred:
Federal	$1,779	$(1,990)	$(665)
State	(3)	13	(10)
International	340	(206)	385

	2,116	(2,183)	(290)

	$22,360	$16,404	$10,396

The difference between the income tax expense derived by applying the federal statutory income tax rate to our income before income taxes and the amount recognized in our consolidated financial statements is as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Expense derived by applying the federal statutory income tax rate to income before income taxes	$29,681	$21,402	$13,967
State taxes, net of federal benefit	403	238	196
Permanent items	712	427	3
Domestic production activities deduction	(1,705)	—	(239)
Research and development tax credits	(2,026)	(3,011)	(2,087)
Stock-based compensation	182	(148)	1
Effect of foreign operations	(4,887)	(2,504)	(1,445)

	$22,360	$16,404	$10,396

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

The components of the net deferred tax amounts recognized in the accompanying consolidated balance sheets were:

	December 31,
(in thousands)	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$35	$36
Accrued expenses	839	743
Stock-based compensation	3,625	2,771
Foreign royalty	—	19
Deferred revenue	699	405
Net operating loss	8,276	—
Research and development credits	1,032	3,425

Total deferred tax assets	14,506	7,399

Deferred tax liabilities:
Property and equipment	836	788
Prepaid expenses	652	643
Amortization	8,965	1,608
Foreign royalty	340	—

Total deferred taxes liabilities	10,793	3,039

Net deferred tax asset	$3,713	$4,360

At December 31, 2011, we had net operating loss carry forwards for U.S. federal income tax purposes of approximately $23.6 million which have been reduced due to IRC Sec. 382 limitations. These U.S. federal net operating losses are available to offset future U.S. federal taxable income, if any, and begin to expire at various dates from 2026 through 2031. At December 31, 2010, we had net operating loss carry forwards for U.S. state income tax purposes of approximately $0.9 million which are all related to gross excess tax benefits from stock option exercises that had not been recorded. These U.S. state net operating losses have been realized as of December 31, 2011, and the benefit was recorded to additional paid-in capital.

At December 31, 2011 and 2010, we had research and development tax credit carry forwards of approximately $1.0 million and $3.4 million which are available to offset future U.S. federal income tax, if any. These U.S. federal tax credits begin to expire in 2021.

We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2011 and 2010, we have not recorded a valuation allowance as it is more likely than not that the deferred tax assets will be realized.

We do not record federal income taxes on the undistributed earnings of our foreign subsidiaries that we consider to be permanently reinvested in foreign operations.

The cumulative amount of these undistributed earnings and the estimated amount of the deferred tax liability associated with these undistributed earnings, which includes a benefit related to foreign tax credits generated by the repatriation of foreign earnings, would be approximately as follows:

	December 31,
(in thousands)	2011	2010	2009
Cumulative amount of these undistributed earnings	$40,403	$22,312	$11,833
Estimated amount of the deferred tax liability associated with undistributed earnings	11,703	6,491	3,022

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate were as follows:

	December 31,
(in thousands)	2011	2010	2009
Gross unrecognized tax benefits	$3,992	$1,396	$445

Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2011 and 2010, there was an insignificant amount accrued for interest and penalties related to unrecognized tax benefits.

The aggregate changes in the balance of unrecognized tax benefits, excluding accrued interest, were as follows:

	Year End December 31,
(in thousands)	2011	2010	2009
Balance, beginning of year	$1,396	$445	$188
Increases for tax positions related to the current year	1,092	951	257
Increases for tax positions related to prior years	1,504	—	—
Decreases for tax positions related to prior years	—	—	—
Reductions due to lapsed statute of limitations	—	—	—

Balance, end of year	$3,992	$1,396	$445

As of December 31, 2011, there were no unrecognized tax benefits that we expect would change significantly over the next 12 months.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2010 tax years generally remain open and subject to examination by federal and foreign tax authorities. The 2006 through 2010 tax years generally remain open and subject to examination by the state tax authorities. The statute of limitations for the 2007 federal tax year expired during the quarter ended September 30, 2011. The audit by the Ireland Revenue Authority for the period beginning January 1, 2008 through December 31, 2009 was closed in the first quarter 2011 with no adjustments. We are currently under audit by the U.S. Internal Revenue Service for the tax year ended December 31, 2009 and do not anticipate any material adjustments. Besides the United States, we are not currently under audit in any taxing jurisdictions.

12. Commitments and Contingencies

Leases

At December 31, 2011, future minimum lease payments under noncancellable operating leases were as follows:

(in thousands)
2012	$3,942
2013	3,942
2014	3,642
2015	3,244
2016	1,791
Thereafter	5,250

Total minimum lease payments	$21,811

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Rent expense for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Years ended December 31,
(in thousands)	2011	2010	2009
Rent expense	$3,956	$4,314	$3,531

In conjunction with the corporate building lease agreement, we entered into a letter of credit agreement totaling $2.0 million. As of December 31, 2011, the letter of credit was unused.

Outstanding Obligations

Aggregated outstanding purchase orders that represented purchases of software license and support fees, marketing activities, accounting, legal and contractor fees, corporate health insurance costs and computer hardware and software were as follows:

	December 31,
(in thousands)	2011	2010
Outstanding purchase orders	$5,344	$3,362

Legal Proceedings

From time to time, we have been and may be involved in various legal proceedings arising from our ordinary course of business, which are discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings.” In the opinion of management, there was not at least a reasonable possibility we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management’s expectations, our consolidated financial statements could be materially adversely affected.

On September 13, 2010, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (“Uniloc”) brought a lawsuit against the Company and several other defendants in the United States District Court for the Eastern District of Texas (“Eastern District of Texas”). The complaint filed by Uniloc alleges that the Company and each of the other fifteen named defendants’ software infringe U.S. patent 5,490,216 (“216 Patent”) allegedly owned by Uniloc. Uniloc alleges that the Company’s software, specifically its license key system, infringes upon its patent that utilizes a system for activating software products through a registration process. Uniloc has brought a series of lawsuits against numerous software companies around the world. In September, another company, Sureloc, Inc. (“Sureloc”) claimed that it owns the 216 Patent. As a result, on November 3, 2011, Uniloc and, its affiliates filed a lawsuit in the Superior Court of the State of California against Sureloc, Inc., Patrick Rooney, and Does 1-100 (the “Sureloc case”), seeking, among other things, a declaratory judgment that Uniloc and not Sureloc, is the exclusive owner of the 216 Patent. Once the Eastern District of Texas was informed of the Sureloc case, all Uniloc cases that were pending before the Eastern District of Texas were stayed on December 1, 2011. Consequently, the entire basis of Uniloc’s claim of ownership of the 216 Patent is pending the outcome of the Sureloc case. Because this lawsuit is stayed and continues to only be in the initial stages, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Contingent Consideration

On January 14, 2011, we acquired Hyper9 for approximately $23.0 million in cash and contingent consideration ranging from $0 to $7.0 million based on sales milestones for the one year period after the closing of the acquisition. In February 2012, we paid approximately $3.5 million of cash upon the achievement of these sales milestones. See Note 4 for a further discussion of the accrued earnout related to the Hyper9 acquisition.

13. Operating Segment and Geographic Information

We operate as a single segment. Our chief operating decision-maker is considered to be our Chief Executive Officer. The chief operating decision-maker allocates resources and assesses performance of the business at the consolidated level.

The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer reviews financial information including new licenses sales and maintenance renewals for purposes of allocating resources and evaluating financial performance. We have one business activity, and there are no segment managers who are held accountable for operations, operating results or components below the consolidated unit level. Accordingly, we considered ourselves to be in a single operating and reporting segment structure.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

We based revenue by geography on the billing address of each customer. The following table sets forth revenue and our net long-lived assets by geographic area:

	Year Ended December 31,
	2011	2010	2009
(in thousands)
Revenue
United States, country of domicile	$139,340	$109,110	$85,188
International	59,018	43,283	31,258

Total revenue	$198,358	$152,393	$116,446

	December 31,
	2011	2010	2009
Long-lived assets, net
United States, country of domicile	$51,966	$22,048	$7,911
International	13,454	4,827	2,912

Total long-lived assets, net	$65,420	$26,875	$10,823

14. Quarterly Results of Operations

The following table sets forth our unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters ended December 31, 2011. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
(in thousands, except per share data-unaudited)
Revenue	$55,609	$53,948	$45,823	$42,978	$41,406	$41,154	$35,508	$34,325
Gross profit	52,211	50,410	43,256	40,492	39,132	39,117	33,588	32,626
Income before income taxes	23,131	25,879	18,987	16,806	18,334	18,071	12,018	12,727
Net income	16,294	20,888	13,551	11,710	15,314	12,159	8,336	8,937
Basic earnings per share available to common stockholders	$0.22	$0.29	$0.19	$0.16	$0.22	$0.18	$0.12	$0.13
Diluted earnings per share available to common stockholders	$0.22	$0.28	$0.18	$0.16	$0.21	$0.17	$0.11	$0.12
Shares used in computation of basic earnings per share available to common stockholders	73,215	72,947	72,719	72,368	70,503	68,668	68,202	67,268
Shares used in computation of diluted earnings per share available to common stockholders	74,885	74,457	74,346	74,003	73,041	72,511	73,287	72,851

SOLARWINDS, INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions (Recoveries Charged to Operations)	Write-offs	Ending Balance
Allowance for doubtful accounts, customers and other:
Year ended December 31, 2009	$117	$161	$129	$149
Year ended December 31, 2010	149	189	137	201
Year ended December 31, 2011	201	86	95	192

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1(1)

Asset Purchase Agreement by and among the Registrant, SolarWinds Worldwide, LLC, SolarWinds Software Europe (Holdings) Limited, SolarWinds Software Europe Limited, Tek-Tools, Inc., the shareholders of Tek-Tools, Inc., and U.S. Bank, National Association, dated January 26, 2010

2.2(2)

Agreement and Plan of Merger by and among SolarWinds, Inc., Timber Acquisition Corp., TriGeo Network Security, Inc., the Shareholders and Michelle Dickman, individually and in her capacity as Representative, dated as of June 20, 2011

2.3(3)	Purchase Agreement dated as of December 15, 2011 by and among SolarWinds Worldwide, LLC, DameWare Development LLC, the Members of DameWare Development LLC and U.S. Bank, National Association

3.1(4)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(5)	Amended and Restated Bylaws of the Registrant

4.1(5)	Specimen Common Stock Certificate of the Registrant

4.2(5)	Stockholders Agreement by and among the Registrant and certain preferred and common stock holders, dated December 13, 2005, with Amendment No. 1 to Stockholders Agreement, dated March 13, 2008

4.3(5)	Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated December 13, 2005, with Amendment No. 1 to the Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated December 20, 2006

4.4(4)	Waiver under Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated October 25, 2009

4.5(5)	Stock Purchase Agreement by and among the Registrant and certain common and preferred stockholders, dated March 14, 2008

10.1(5)	Form of Indemnification Agreement for directors and officers

10.2(5)	Indemnification Agreement by and between the Registrant and Donald C. Yonce, dated July 22, 2008

10.3(5)	Amended and Restated Stock Incentive Plan #

10.4(5)	Form of Stock Option Agreement under Amended and Restated Stock Incentive Plan (Standard Form) #

10.5(5)	Form of Stock Option Agreement under Amended and Restated Stock Incentive Plan (Early Exercise Form) #

10.6(5)	2008 Equity Incentive Plan #

10.7(5)	Form of Stock Option Agreement under 2008 Equity Incentive Plan #

10.8(5)	Form of Restricted Stock Purchase Agreement under 2008 Equity Incentive Plan #

10.9(5)	Form of Restricted Stock Unit Agreement under 2008 Equity Incentive Plan

10.10(6)	Registrant Bonus Plan #

10.11(5)	Employment Agreement between SolarWinds Worldwide, LLC and Michael S. Bennett, dated May 11, 2006 #

10.12(7)	Severance Agreement and Release between the Registrant, SolarWinds Worldwide, LLC and Michael S. Bennett dated June 30, 2010 #

10.13(8)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Kevin B. Thompson, dated February 23, 2011 #

10.14(9)	Employment Agreement between SolarWinds Worldwide, LLC and Michael J. Berry, dated February 8, 2010 #

10.15(8)	Amendment to Employment Agreement between SolarWinds Worldwide, LLC and Michael J. Berry, dated February 23, 2011 #

Exhibit Number	Exhibit Title

10.16(10)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Kenny L. Van Zant, dated April 30, 2010 #

10.17(8)	Amended and Restated Employment Agreement between the Registrant, SolarWinds Worldwide, LLC, SolarWinds Australia Pty. Ltd. and Douglas G. Hibberd, dated January 31, 2011 #

10.17A(8)	Amendment to Amended and Restated Employment Agreement between the Registrant, SolarWinds Worldwide, LLC, SolarWinds Australia Pty. Ltd. and Douglas G. Hibberd, dated February 25, 2011 #

10.18(5)	Employment Agreement between SolarWinds Worldwide, LLC and Rita J. Selvaggi, dated July 2006 #

10.19(8)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and J. Barton Kalsu, dated February 23, 2011 #

10.20(8)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Bryan A. Sims, dated February 23, 2011 #

10.21(8)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Paul Strelzick, dated February 23, 2011 #

10.22(5)	Consulting Agreement and Release between SolarWinds Worldwide, LLC and Karen L. White, dated April 14, 2009 #

10.23(5)	Lease between SolarWinds Worldwide, LLC (as successor in interest to the Registrant) and Brandywine Acquisition Partners, LP, dated as of February 6, 2008

10.24(5)	Second Amendment to Lease between SolarWinds Worldwide, LLC and Brandywine Acquisition Partners, LP, dated as of March 3, 2009

10.25(5)	License Agreement between SolarWinds Worldwide, LLC (as successor in interest to the Registrant) and NetSuite Inc., dated August 31, 2006

10.26(5)	Master Subscription Agreement between SolarWinds Worldwide, LLC (as successor in interest to the Registrant), salesforce.com, inc. and salesforce.com Sarl

21.1	List of subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2010.
(2)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2011.
(3)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162661) and all amendments thereto declared effective on November 12, 2009.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-149851) and all amendments thereto declared effective on May 19, 2009.
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2010.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2010.
(8)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K filed on February 25, 2011.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2010.
(10)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2010.
#	Indicates management contract or compensatory plan or arrangement.