Form 10-Q
period 2012-06-30
SolarWinds, Inc.
filed 2012-08-01
CIK 1428669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

On July 25, 2012, 74,203,185 shares of common stock, par value $0.001 per share, were outstanding.

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

PART I: FINANCIAL INFORMATION

SolarWinds, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$144,008	$122,707
Short-term investments	39,121	29,688
Accounts receivable, net of allowances of $181 and $192 as of June 30, 2012 and December 31, 2011, respectively	28,805	26,965
Income tax receivable	73	110
Deferred taxes	938	668
Prepaid and other current assets	3,275	2,770

Total current assets	216,220	182,908
Property and equipment, net	7,446	7,341
Long-term investments	13,070	—
Deferred taxes	4,414	3,334
Goodwill	123,154	110,746
Intangible assets and other, net	60,897	58,079

Total assets	$425,201	$362,408

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,473	$2,213
Accrued liabilities	10,027	9,442
Accrued earnout	973	3,513
Income taxes payable	1,868	779
Current portion of deferred revenue	82,352	73,774

Total current liabilities	97,693	89,721
Long-term liabilities:
Deferred revenue, net of current portion	4,365	3,373
Non-current deferred taxes	—	289
Other long-term liabilities	6,037	4,078

Total liabilities	108,095	97,461
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 74,123,658 and 73,367,367 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	74	73
Additional paid-in capital	211,448	194,379
Accumulated other comprehensive loss	(4,239)	(2,769)
Accumulated earnings	109,823	73,264

Total stockholders’ equity	317,106	264,947

Total liabilities and stockholders’ equity	$425,201	$362,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
License	$29,454	$21,069	$56,911	$41,449
Maintenance and other	34,586	24,754	66,800	47,352

Total revenue	64,040	45,823	123,711	88,801
Cost of license revenue	1,860	809	3,740	1,574
Cost of maintenance and other revenue	2,410	1,758	4,803	3,479

Gross profit	59,770	43,256	115,168	83,748
Operating expenses:
Sales and marketing	17,583	12,778	34,143	24,505
Research and development	6,929	5,034	13,600	10,072
General and administrative	8,370	6,317	16,819	12,987

Total operating expenses	32,882	24,129	64,562	47,564

Operating income	26,888	19,127	50,606	36,184
Other income (expense):
Interest income	107	70	195	125
Other expense, net	(33)	(210)	(49)	(516)

Total other income (expense)	74	(140)	146	(391)

Income before income taxes	26,962	18,987	50,752	35,793
Income tax expense	7,535	5,436	14,194	10,532

Net income	$19,427	$13,551	$36,558	$25,261

Net income per share:
Basic earnings per share	$0.26	$0.19	$0.49	$0.35

Diluted earnings per share	$0.26	$0.18	$0.48	$0.34

Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share	74,033	72,719	73,885	72,541

Shares used in computation of diluted earnings per share	75,848	74,346	75,642	74,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$19,427	$13,551	$36,558	$25,261
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,660)	534	(1,468)	2,027
Unrealized losses on investments, net of income tax benefit of $5 and $0 for the three months ended June 30, 2012 and 2011, respectively and $1 and $0 for the six months ended June 30, 2012 and 2011, respectively	(9)	—	(2)	—

Other comprehensive income (loss)	(2,669)	534	(1,470)	2,027

Comprehensive income	$16,758	$14,085	$35,088	$27,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$36,558	$25,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,631	3,958
Provision for doubtful accounts	7	68
Stock-based compensation expense	7,536	5,450
Deferred taxes	(1,655)	293
Excess tax benefit from stock-based compensation	(5,184)	(4,439)
Other non-cash expenses	664	213
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(2,050)	(2,154)
Income taxes receivable	36	(109)
Prepaid and other current assets	(583)	(252)
Accounts payable	267	463
Accrued liabilities	457	(1,784)
Income taxes payable	8,259	9,800
Deferred revenue and other liabilities	9,492	5,735

Net cash provided by operating activities	62,435	42,503
Cash flows from investing activities
Purchases of investments	(42,084)	—
Maturities of investments	19,000	—
Purchases of property and equipment	(1,560)	(1,063)
Purchases of intangible assets and other	(902)	(292)
Acquisition of businesses, net of cash acquired	(20,884)	(23,000)
Earnout payments for acquisitions	(3,203)	(3,743)

Net cash used in investing activities	(49,633)	(28,098)
Cash flows from financing activities
Repurchase of common stock	(1,334)	(307)
Exercise of stock options	5,683	7,009
Excess tax benefit from stock-based compensation	5,184	4,439

Net cash provided by financing activities	9,533	11,141
Effect of exchange rate changes on cash and cash equivalents	(1,034)	1,964

Net increase in cash and cash equivalents	21,301	27,510
Cash and cash equivalents
Beginning of period	122,707	142,003

End of period	$144,008	$169,513

Supplemental disclosure of cash flow information
Cash paid for income taxes	$7,398	$464

Noncash investing transactions
Accrued earnout (Note 3)	$951	$3,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

SolarWinds, Inc., a Delaware corporation, and its subsidiaries (“we” or “us”) design, develop, market, sell and support enterprise information technology, or IT, infrastructure management software to IT professionals in organizations of all sizes. Our product offerings range from individual software tools to more comprehensive software products that solve problems encountered every day by IT professionals. Our products are designed to help enable efficient and effective management of IT infrastructure, including networks, applications, storage and physical and virtual servers.

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

Long-term Investments

Our long-term investments, classified as available-for-sale securities, consist of marketable securities such as corporate and municipal bonds. All securities classified as long-term investments have contractual maturities greater than twelve months and are managed in accordance with our investment policy.

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

See Note 3 for a summary of our financial instruments accounted for at fair value on a recurring basis, which consist only of our cash equivalents and short-term and long-term available-for-sale investments that are marked to fair value at each balance sheet date, as well as the fair value of any contingent consideration related to our acquisitions. The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity.

Derivative Instruments

We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not use forward contracts for trading or speculative purposes. Our use of foreign currency forward exchange contracts is intended to principally offset gains and losses associated with these exposures. Therefore, the notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions maintained by our global entities that are denominated in currencies other than the Euro.

These foreign currency forward contracts are not designated as hedging instruments, and the gain or loss on the derivatives is recognized in our condensed consolidated statements of income as other income (expense). The fair value of our outstanding foreign currency forward contracts in a gain position is recorded within other current assets and the fair value of contracts in a loss position is recorded within accrued liabilities in our condensed consolidated balance sheets. The duration of the forward contracts are generally less than three months. As of June 30, 2012, we did not have any forward contracts outstanding.

2. Acquisitions

In January 2012, we acquired certain assets of EminentWare, Inc., or EminentWare, a provider of patch management software. The EminentWare acquisition added patch management capabilities to our systems and application management product portfolio.

In April 2012, we acquired certain assets of Rove Mobile, Inc., or Rove, a provider of mobile IT management software. The Rove products acquired allow IT administrators to monitor and manage their corporate IT infrastructure from mobile devices.

We do not believe these acquisitions will have a material impact on our condensed consolidated financial statements. Therefore, acquisition accounting and pro forma disclosures are not presented. Our condensed consolidated financial statements include the operating results of these acquired businesses from the effective date of the acquisitions.

The following table reflects the changes in goodwill for the six months ended June 30, 2012:

(in thousands)
Balance at December 31, 2011	$110,746
Acquisitions	12,937
Foreign currency translation and other adjustments	(529)

Balance at June 30, 2012	$123,154

The carrying value of goodwill and indefinite-lived intangibles are reviewed for possible impairment annually during our fourth quarter. In addition to the annual impairment test, goodwill is evaluated each reporting period to determine whether events and circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. We performed a qualitative assessment of our reporting unit of whether it is more likely than not that the fair value our reporting unit is less than its carrying amount. In performing this qualitative assessment, we assessed relevant events and circumstances that may impact the fair value and carrying amount of our reporting unit. Based on the results of this qualitative assessment, we determined that it is more likely than not that the carrying value of our reporting unit is less than its fair value and the two-step quantitative analysis was not required. As a result, we concluded that no impairment of goodwill existed as of June 30, 2012. In addition, there were no indicators of impairment identified as a result of our review of events and circumstances related to indefinite and definite-lived intangible assets for the six months ended June 30, 2012.

3. Fair Value of Financial Assets and Liabilities

Our cash and cash equivalents as of June 30, 2012 and December 31, 2011 consisted of demand deposit accounts and money market funds. The following table summarizes our cash and cash equivalents:

	June 30,	December 31,
(in thousands)	2012	2011
Demand deposit accounts	$46,498	$30,371
Money market funds	97,510	92,336

Total cash and cash equivalents	$144,008	$122,707

Our short-term and long-term investments as of June 30, 2012 and December 31, 2011 consisted primarily of available-for-sale securities, such as corporate bonds, municipal bonds and commercial paper. The following table summarizes our short-term and long-term available-for-sale securities as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
(in thousands)	Cost	Gross Unrealized Gains (Losses)	Fair Value	Cost	Gross Unrealized Gains (Losses)	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate bonds	$18,091	$5	$18,096	$16,561	$(15)	$16,546
Municipal bonds	6,581	(1)	6,580	7,153	(3)	7,150
Commercial paper	14,448	(3)	14,445	5,991	1	5,992

Total short-term investments	$39,120	$1	$39,121	$29,705	$(17)	$29,688

Long-term investments:
Available-for-sale securities:
Corporate bonds	$10,740	$(20)	$10,720	$—	$—	$—
Municipal bonds	2,351	(1)	2,350	—	—	—

Total long-term investments	$13,091	$(21)	$13,070	$—	$—	$—

The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of June 30, 2012
Corporate bonds	$18,209	$(26)	$—	$—	$18,209	$(26)
Municipal bonds	7,567	(2)	—	—	7,567	(2)
Commercial paper	3,981	(3)	—	—	3,981	(3)

	$29,757	$(31)	$—	$—	$29,757	$(31)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2011
Corporate bonds	$14,456	$(15)	$—	$—	$14,456	$(15)
Municipal bonds	7,150	(3)	—	—	7,150	(3)
Commercial paper	2,000	(1)	—	—	2,000	(1)

	$23,606	$(19)	$—	$—	$23,606	$(19)

The following table summarizes the contractual underlying maturities of our available-for-sale securities as of June 30, 2012:

(in thousands)	Cost	Fair Value
Due in one year or less	$39,120	$39,121
Due after one year through five years	13,091	13,070

	$52,211	$52,191

The following table summarizes the fair value of our financial assets and liabilities that were measured on a recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements at June 30, 2012 Using				Fair Value Measurements at December 31, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$97,510	$—	$—	$97,510	$92,336	$—	$—	$92,336

Total cash equivalents	97,510	—	—	97,510	92,336	—	—	92,336
Short-term investments:
Corporate bonds	18,096	—	—	18,096	16,546	—	—	16,546
Municipal bonds	6,580	—	—	6,580	7,150	—	—	7,150
Commercial paper	14,445	—	—	14,445	5,992	—	—	5,992

Total short-term investments	39,121	—	—	39,121	29,688	—	—	29,688
Long-term investments:
Corporate bonds	10,720	—	—	10,720	—	—	—	—
Municipal bonds	2,350	—	—	2,350	—	—	—	—

Total long-term investments	13,070	—	—	13,070	—	—	—	—

Total assets	$149,701	$—	$—	$149,701	$122,024	$—	$—	$122,024

Liabilities:
Accrued earnout	$—	$—	$973	$973	$—	$—	$3,513	$3,513

Total liabilities	$—	$—	$973	$973	$—	$—	$3,513	$3,513

Contingent Consideration

A reconciliation of the beginning and ending balances of acquisition related accrued earnouts using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 follows:

(in thousands)
Accrued earnout liability as of December 31, 2011	$3,513
Acquisition date fair value of contingent consideration	951
Change in fair value of contingent consideration	(48)
Payment of contingent consideration	(3,443)

Accrued earnout liability as of June 30, 2012	$973

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

4. Derivative Instruments

As of June 30, 2012 and December 31, 2011, we did not have any forward contracts outstanding. The effect of derivative instruments not designated as hedging instruments in our condensed consolidated statements of income is summarized below:

	Gains (Losses) Recognized in Net Income on Derivatives
(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Net Income	2012	2011	2012	2011
Foreign exchange contracts	Other expense, net	$(241)	$—	$(138)	$—

5. Earnings Per Share

We computed basic earnings per share using the weighted-average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and vesting of restricted stock units.

A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands)
Basic earnings per share
Numerator:
Net income	$19,427	$13,551	$36,558	$25,261

Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	74,033	72,719	73,885	72,541

Diluted earnings per share
Numerator:
Net income	$19,427	$13,551	$36,558	$25,261

Denominator:
Weighted-average shares used in computing basic earnings per share	74,033	72,719	73,885	72,541
Add options and restricted stock units to purchase common stock	1,815	1,627	1,757	1,643

Weighted-average shares used in computing diluted earnings per share	75,848	74,346	75,642	74,184

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Antidilutive shares	259	1,525	811	1,608

The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options and vesting of restricted stock units. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises of stock options and vesting of restricted stock units.

6. Income Taxes

For the three months ended June 30, 2012 and 2011, we recorded income tax expense of $7.5 million and $5.4 million, respectively, resulting in an effective tax rate of 28.0% and 28.6%, respectively. For the six months ended June 30, 2012 and 2011, we recorded income tax expense of $14.2 million and $10.5 million, respectively, resulting in an effective tax rate of 28.0% and 29.4%, respectively. The decrease in the effective tax rate from 2011 to 2012 was primarily attributable to an increase in international earnings, which are generally taxed at lower tax rates, and a decrease in permanent items that are non-deductible for tax purposes, which was partially offset by the expiration of the U.S. research and experimentation tax credit.

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. In the three and six months ended June 30, 2012 and 2011, interest and penalties recorded were not significant. As of June 30, 2012, we have an insignificant amount accrued for interest and penalties related to unrecognized tax benefits.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2010 tax years generally remain open and subject to examination by federal and foreign tax authorities. The 2007 through 2010 tax years generally remain open and subject to examination by the state tax authorities. We are currently under audit by the U.S. Internal Revenue Service, or IRS, for the tax years ended December 31, 2008, 2009 and 2010 and do not anticipate any material adjustments. We are not certain when the IRS audit will conclude. However, upon completion of this audit, it is reasonably possible our unrecognized tax benefits will decrease. Besides the United States, we are not currently under audit in any taxing jurisdictions.

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

Uniloc Cases

Uniloc USA, Inc. and parent and/or affiliates have brought two lawsuits against the Company and have brought a series of lawsuits against numerous software companies around the world.

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

Achates Case

On June 22, 2011, Achates Reference Publishing, Inc. (“Achates”) brought a lawsuit against SolarWinds, Inc. and several other defendants in the United States District Court for the Eastern District of Texas. The complaint filed by Achates alleges that SolarWinds, Inc. and each of the other twelve named defendants’ software infringe U.S. Patent No. 5,982,889 (“889 Patent”) and U.S. Patent No. 6,173,403 (“403 Patent”), which are allegedly owned by Achates. Achates alleges that SolarWinds, Inc.’s Engineer Suite family of software infringes upon the 889 and 403 Patents “by employing activation technology.” Achates has brought a series of lawsuits against numerous software companies around the world. Currently, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.

8. Subsequent Events

In July 2012, we acquired the assets related to the Web Help Desk software product from MacsDesign, LLC, or MacsDesign, for approximately $20.0 million in cash. By acquiring these assets, we increased our product offerings to include IT help desk software. The transaction will be accounted for using the acquisition method of accounting. Accordingly, the results of operations of the Web Help Desk business since the date of acquisition will be included in our condensed consolidated financial statements in the third quarter of 2012. All of the assets acquired and liabilities assumed in the transaction will be recognized at their acquisition date fair values, which are not finalized at this time due to the recent completion of the acquisition.

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

Overview

We design, develop, market, sell and support powerful yet easy-to-use enterprise IT infrastructure management software to IT professionals in organizations of all sizes. Our offerings range from individual software tools to more comprehensive software products that solve problems faced every day by IT professionals and help to enable efficient and effective management of their infrastructure, including networks, applications, storage and physical and virtual servers. All of our products are ready-to-use, featuring intuitive and easily customized user interfaces and built-in workflows. Our products can be downloaded directly from our websites and installed and configured by our end-users in a matter of hours. Our customers include small- and mid-size businesses, large enterprises, and local, state and federal government entities that have purchased our products.

We made a number of strategic investments in our business during the past two years that we believe are important to our long-term growth. Through our product launches and strategic acquisitions, we entered into several new markets including the system and application market, virtualization management market and the log and event management market. We continue to focus on increasing our presence in several geographic markets including Asia-Pacific, Latin America, Europe, Middle East and Africa. We increased our presence in the Asian-Pacific market by establishing new relationships with several distributors and reseller partners in Japan and establishing our Asian-Pacific headquarters in Brisbane. We also began the process of localizing certain products with country-specific product documentation, websites and marketing material. In the second quarter of 2012, we released a localized Japanese version of SolarWinds Network Performance Monitor and expect to release a localized Japanese version of SolarWinds Netflow Traffic Analyzer in the second half of 2012. We also launched the first phase of our localized Japanese website in July 2012. Despite these specific investments and a number of other important investments, we have continued to grow revenue and increase our cash flows from operating activities.

We plan to continue to focus on growth opportunities in the IT infrastructure management market while expanding our customer base and brand awareness in the network, systems and application, storage resource, virtualization and log and event markets. We believe our market penetration is low in all geographic and end user markets in which we sell products; therefore, our focus will continue to be on localizing our products and websites and expanding our partner relationships in various key international markets. Specifically, we intend to continue to expand in Brazil, Japan, China and Germany. In the new markets we have entered, we will continue our strategy of delivering powerful, easy to use and affordable software along with leveraging the web as the primary method to reach potential customers. We will continue to look for acquisitions similar to those we have completed over the last few years to supplement our internal product development efforts.

Key Financial Highlights

Key financial highlights for the first half of 2012 include the following:

•	Total revenue was $123.7 million in the first half of 2012 compared to $88.8 million in the first half of 2011, or an increase of 39.3%;

•	Net income was $36.6 million in the first half of 2012 compared to $25.3 million in the first half of 2011, or an increase of 44.7%;

•	Net income was $0.48 per share on a fully diluted basis for the first half of 2012 compared to $0.34 per share on a fully diluted basis for the first half of 2011, or an increase of 41.2%; and

•	Cash flows from operating activities was $62.4 million in the first half of 2012 compared to $42.5 million in the first half of 2011, or an increase of 46.9%.

Acquisitions

We have made multiple acquisitions of businesses as part of our growth strategy and expect to continue to pursue acquisitions that will enable us to enter new markets or new segments of our existing markets by bringing new product offerings to market more quickly than we can develop them. In the first half of 2012, we acquired certain assets of EminentWare and Rove. These acquisitions did not have a material impact on our condensed consolidated financial statements. We account for our acquisitions using the acquisition method of accounting.

Accordingly, the financial results for these entities are included in our condensed consolidated financial results since the applicable acquisition dates. See Note 2—Acquisitions of our Notes to Condensed Consolidated Financial Statements for additional details.

Key Business Metrics

We review a number of key business metrics to help us monitor the performance of our business model and to identify trends affecting our business. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

Revenue Growth

We have employed a differentiated business model for marketing and selling high volumes of enterprise-class software, which is focused on rapid revenue growth at high operating margins. We regularly review our total revenue growth to measure our success. We have built a pricing model for our products that aims to maximize our recurring revenue and the value of a customer over time. This is an important component of our financial model. This model is based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our core enterprise-class IT management products. Our revenue growth percentages were 39.3% and 27.2% for the first half of 2012 and 2011, respectively, as compared to the same period of the previous year.

Core Product Transaction Growth for New License Sales.

We focus our sales, marketing and research and development efforts on IT professionals in organizations of all sizes, with the goal of driving purchases of our software by these IT professionals in short sales cycles. In addition, many of our customers make small initial purchases of our software and then over time may purchase an upgrade to increase the size of their license or buy additional software products from us. We review the core product transaction growth to ensure the effectiveness of our marketing and sales model. We define our core product transactions as the number of new license sales transactions that include at least one of our core products. We define a transaction as each invoice issued for the sale of one or more of our products. If none of our core products is included in a particular transaction, then that transaction is not a core product transaction. New license sales of core products represented more than 85% of our license revenue for the first half of 2012. Accordingly, we believe that management can better evaluate changes in our product portfolio, expansion into new markets and the addition of new customers by evaluating the transactional growth of our core products. Our core product transaction growth for new license sales was 30.1% and 26.1% for the first half of 2012 and 2011, respectively, as compared to the same period of the previous year.

Non-GAAP Operating Income

Our management uses non-GAAP operating income as one key measure of our performance. Because non-GAAP operating income excludes certain non-cash expenses including amortization, stock-based compensation and certain expenses that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance, particularly with respect to changes in performance from period to period. We use non-GAAP operating income in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income is not determined in accordance with GAAP and is not a substitute for, or superior to, financial measures determined in accordance with GAAP.

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

Opportunities and Trends

Businesses, governments and other organizations are increasingly relying on data networks and IT infrastructures to execute their operations, facilitate their internal and external communications and transact business with their customers and partners. The size of these networks, the number of applications and servers, and the complexity of physical and virtual server environments are increasing as organizations place more reliance on them. In addition, the adoption of cloud computing technologies, which is shifting a growing number of critical workloads off premises, along with business initiatives to capture, store, and analyze an increasing amount of organizational data are creating new IT management challenges. We believe that these trends and the limitations of existing offerings present a significant market opportunity for our products. Along with the network management products that we have offered since 2001, we also offer other products that we have developed or acquired and we believe these products allow us to compete effectively in the adjacent markets of systems and application, storage resource, virtualization and log and event management. We expect our revenue to continue to grow as we capitalize on these and other market opportunities. While we feel that we have integrated or begun to integrate our acquired businesses successfully, any revenue growth and operating synergies of our acquired products may be lower than expected if we are unable to do so in the future.

In the second quarter of 2012, we recognized 24.5% of our revenue from sales by our international subsidiaries. We believe there is a substantial opportunity for additional sales of our software in the Europe, Middle East and Africa (“EMEA”) region and the Asian-Pacific region, and we intend to increase our sales, marketing and support operations in these regions. However, we believe there is significant uncertainty regarding the economic conditions in certain of these geographic regions, particularly in parts of Europe. While we believe that any difficult economic conditions may adversely affect the sales of our products, this could also offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of some competing products.

We expect the U.S. federal government to continue to be a significant market opportunity, as we believe the ease of deployment, power and scalability of our products gives us an enhanced opportunity to sell to various agencies and departments of the U.S. federal government. The U.S. federal government new license sales were 8.2% of our total new license sales in the second quarter of 2012 and 7.1% of our new license sales in the first half of 2012. We have experienced and continue to expect inconsistency in the buying pattern of the U.S. federal government for larger transactions with our products. Our sales, both new licenses and maintenance renewals, to the U.S. federal government are largely dependent on systems integrators, distributors and resellers whose purchases from us have been difficult to predict. In addition, we believe that many of our larger transactions with the U.S. federal government are dependent on specific projects that may or may not be continued at the same scale in the future due to budgetary cuts or other reasons, and the reduction or cancellation of specific projects such as these may change the buying patterns of the U.S. federal government and could result in our sales to the U.S. government being less than expected.

Key Components of Our Results of Operations

Sources of Revenue

Our revenue is primarily comprised of license and maintenance revenue. We license our software under perpetual licenses, which ordinarily include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new licenses and upgrades of license size to our software. We have experienced annual growth in license revenue. Customers can renew, and generally have renewed, their maintenance agreements at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. Maintenance revenue is an important source of our future revenue. We have experienced strong and consistent annual and quarterly growth in maintenance and other revenue. Because our maintenance base grew during 2011 and during the first half of 2012 due to new license sales, high customer retention, acquisitions and price increases, we expect maintenance revenue to continue to increase in absolute dollars in future periods.

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

Our operating expenses increased in absolute dollars and decreased as a percentage of revenue in the first half of 2012 compared to the first half of 2011, as we have continued to build infrastructure and add employees through acquisitions and internal growth across all departments in order to accelerate and support our growth. The number of full-time employees as of June 30, 2012, was 739, as compared to 497, as of June 30, 2011. We will continue to make investments in our business by expanding our direct inside sales force domestically and internationally, increasing our marketing operations and programs and adding research and development personnel worldwide, which will increase our operating expenses. We expect our operating expenses in future periods to continue to increase in absolute dollars and to fluctuate as a percentage of revenue as we acquire additional companies and integrate the businesses. In addition, we intend to continue to grant equity awards to our current executives and employees and those who join us in the future through acquisitions or otherwise, which will result in additional stock-based compensation expense.

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives, commissions earned by our sales personnel, the cost of marketing programs such as paid search, search engine optimization and management, website maintenance and design and the cost of business development programs. We expect to continue to hire sales personnel in the United States and in our international sales offices at a rate consistent with our expected new license sales growth. We also expect to continue to invest in our websites, online user community site and marketing programs to drive customer downloads and support our new product launches.

Research and Development. Research and development expenses primarily consist of personnel costs for our product development employees and executives and to a lesser extent, contractor fees. We have devoted our development efforts primarily to expanding our product line and increasing the functionality and enhancing the ease-of-use of our software products. Since the expansions of our research and development centers in the Czech Republic and India, we have significantly increased our research and development employee headcount, which has resulted in and will result in an increase in facilities and personnel costs. We expect to continue to invest in our research and development activities by hiring engineers in our international locations, which will allow us to continue our research and development growth strategy internationally. In addition to our international expansion, we have increased research and development headcount in the United States as a result of acquisitions.

General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel and amortization of acquired intangible assets. Legal, accounting and other professional service fees along with general corporate expenses are also recorded in general and administrative expenses. We expect to incur higher administrative costs in future periods as our business continues to grow both organically and through acquisitions.

Other Income (Expense)

Other income (expense) primarily consists of interest income, transactional foreign exchange gains (losses) and foreign exchange contracts gains (losses). We also have historically received government grant income in the second half of the year primarily related to grants in our Czech Republic entity for the creation of job positions and related training costs. The amount and timing of the grant payment is determined by the Czech government and we have not received any grant payments for the six months ended June 30, 2012. Interest income represents interest received on our cash, cash equivalents and short-term and long-term investments, net of amortization of prepaid interest. Foreign exchange gains (losses) primarily relate to expenses and billing transactions denominated in currencies other than the functional currency of the associated subsidiary. Foreign exchange contracts gains (losses) relate to the settlement of foreign currency forward contracts utilized to hedge foreign currency exposures that are not formally designated as hedges.

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

In prior periods, we have benefited from the tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit expired on December 31, 2011, and as such, no benefit is reflected in our income tax expense in the three or six month periods ended June 30, 2012. If this credit is renewed under similar terms as in prior years, the result could benefit our effective tax rate.

Comparison of the Three Months Ended June 30, 2012 and 2011

The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Three Months Ended June 30,
	2012	% of Revenue	2011	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$29,454	46.0%	$21,069	46.0%	$8,385
Maintenance and other	34,586	54.0	24,754	54.0	9,832

Total revenue	64,040	100.0	45,823	100.0	18,217
Cost of revenue	4,270	6.7	2,567	5.6	1,703

Gross profit	59,770	93.3	43,256	94.4	16,514

Operating expenses:
Sales and marketing	17,583	27.5	12,778	27.9	4,805
Research and development	6,929	10.8	5,034	11.0	1,895
General and administrative	8,370	13.1	6,317	13.8	2,053

Total operating expenses	32,882	51.3	24,129	52.7	8,753

Operating income	26,888	42.0	19,127	41.7	7,761

Other income (expense):
Interest income	107	0.2	70	0.2	37
Other expense, net	(33)	(0.1)	(210)	(0.5)	177

Total other income (expense)	74	0.1	(140)	(0.3)	214

Income before income taxes	26,962	42.1	18,987	41.4	7,975
Income tax expense	7,535	11.8	5,436	11.9	2,099

Net income	$19,427	30.3%	$13,551	29.6%	$5,876

Revenue

Revenue was $64.0 million in the quarter ended June 30, 2012 compared to $45.8 million in the quarter ended June 30, 2011, an increase of $18.2 million, or 39.8%. Maintenance and other revenue increased $9.8 million due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue. We have maintained high customer retention and our customer base has continued to grow with acquisitions. In addition, maintenance revenue continues to increase each quarter as we begin to renew and recognize the maintenance revenue associated with products acquired in 2011. License revenue increased $8.4 million due to continued growth in new license sales of our newly-acquired products and our network and systems and application management products. We define newly-acquired products as those acquired within the last year.

Our core product transaction growth increased 24.7% in the second quarter of 2012 as compared to the second quarter of 2011 as a result of our growth in new license sales of our newly-acquired products and our network management products. As the number of core product transactions fluctuates with changes in the business or product mixes, this also affects our trailing 12-month average transaction size for new license sales. Through the second quarter of 2012, the trailing 12-month average transaction size for new license sales, excluding our high volume and low priced Kiwi and DameWare products, was approximately $8,800 as compared to approximately $8,500 for the trailing 12-month period through the second quarter of 2011, an increase of 3.7%.

New license sales in our global commercial business increased 36.9% and new license sales in our U.S. federal government business increased 29.3% for the second quarter of 2012 as compared to the second quarter of 2011. This growth in our commercial business was driven by core product transaction growth of 26.2% in the second quarter of 2012 as compared to the second quarter of 2011. The increase in our U.S. federal government new license sales was primarily due to an increase in the size of transactions in the second quarter of 2012 compared to the second quarter of 2011. We did not have any transactions that resulted in license revenue greater than $0.5 million for the quarters ended June 30, 2012 and 2011. Our revenue from our foreign subsidiaries was 24.5% and 25.4% of total revenue in the second quarter of 2012 and 2011, respectively.

Cost of Revenue

Cost of revenue was $4.3 million in the quarter ended June 30, 2012 compared to $2.6 million in the quarter ended June 30, 2011, an increase of $1.7 million, or 66.3%. Cost of license revenue increased by $1.1 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to the amortization of acquired product technologies associated with our acquisitions in the second half of 2011 and in the first half of 2012. Cost of maintenance revenue also increased $0.7 million primarily due to increased headcount from our acquisitions and organic growth to support new customers, additional product offerings from acquisitions and internal product development.

Operating Expenses

Sales and Marketing. Sales and marketing expenses were $17.6 million in the quarter ended June 30, 2012 compared to $12.8 million in the quarter ended June 30, 2011, an increase of $4.8 million, or 37.6%. We continue to invest in the sales and marketing efforts that drive our revenue growth. We have increased the size of our marketing team, maintenance renewal team and sales teams. Our sales expense as a percentage of revenue has remained consistent in the second quarter of 2012 as compared to the same period in 2011. As a result of these expansion efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased by $3.6 million, marketing program costs increased $0.9 million and other costs such as web development contract services and fees increased $0.3 million.

Research and Development. Research and development expenses were $6.9 million in the quarter ended June 30, 2012 compared to $5.0 million in the quarter ended June 30, 2011, an increase of $1.9 million, or 37.6%. In order to support the ongoing development of acquired and new stand-alone products, we continued to increase the size of our Czech Republic and India research and development centers during 2011 and the first half of 2012. We also added research and development personnel in the United States with the acquisition of TriGeo in July 2011. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $1.8 million in the second quarter of 2012 as compared to the second quarter of 2011.

General and Administrative. General and administrative expenses were $8.4 million in the quarter ended June 30, 2012 compared to $6.3 million in the quarter ended June 30, 2011, an increase of $2.1 million, or 32.5%. This $2.1 million increase was primarily due to an increase of $1.1 million in amortization expense related to certain acquired intangible assets, a $0.8 million increase in personnel costs, which include stock-based compensation expense and a $0.2 million increase in acquisition related costs.

Other Income (Expense)

Other income (expense) increased by $0.2 million for the quarter ended June 30, 2012 as compared to the same period in 2011 primarily due to a decrease in net losses on foreign currency transactions and a change in the fair value of the contingent consideration due to the passage of time. In 2012, we began utilizing purchased foreign currency forward contracts therefore the gains or losses on our foreign currency transactions are partially offset by the settlement of our foreign currency forward contracts.

Income Tax Expense

Our income tax expense increased by $2.1 million in the quarter ended June 30, 2012 as compared to the same period in 2011. This increase resulted from an increase in our income before income taxes of $8.0 million when comparing the same periods. Our effective tax rate decreased from 28.6% in the quarter ended June 30, 2011 to 28.0% in the quarter ended June 30, 2012, which was primarily attributable to an increase in international earnings, which are generally taxed at lower tax rates and a decrease in permanent items that are non-deductible for tax purposes, which was partially offset by the expiration of the U.S. research and experimentation tax credit.

Comparison of the Six Months Ended June 30, 2012 and 2011

The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Six Months Ended June 30,
	2012	% of Revenue	2011	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$56,911	46.0%	$41,449	46.7%	$15,462
Maintenance and other	66,800	54.0	47,352	53.3	19,448

Total revenue	123,711	100.0	88,801	100.0	34,910
Cost of revenue	8,543	6.9	5,053	5.7	3,490

Gross profit	115,168	93.1	83,748	94.3	31,420

Operating expenses:
Sales and marketing	34,143	27.6	24,505	27.6	9,638
Research and development	13,600	11.0	10,072	11.3	3,528
General and administrative	16,819	13.6	12,987	14.6	3,832

Total operating expenses	64,562	52.2	47,564	53.6	16,998

Operating income	50,606	40.9	36,184	40.7	14,422

Other income (expense):
Interest income	195	0.2	125	0.1	70
Other expense, net	(49)	(0.0)	(516)	(0.6)	467

Total other income (expense)	146	0.1	(391)	(0.4)	537

Income before income taxes	50,752	41.0	35,793	40.3	14,959
Income tax expense	14,194	11.5	10,532	11.9	3,662

Net income	$36,558	29.6%	$25,261	28.4%	$11,297

Revenue

Revenue was $123.7 million in the six months ended June 30, 2012 compared to $88.8 million in the six months ended June 30, 2011, an increase of $34.9 million, or 39.3%. Maintenance and other revenue increased $19.4 million due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue. We have maintained high customer retention and our customer base has continued to grow with acquisitions. In addition, maintenance revenue continues to increase each quarter as we begin to renew and recognize the maintenance revenue associated with products acquired in 2011. License revenue increased $15.5 million due to continued growth in new license sales of our newly-acquired products and our network and systems and application management products.

Our core product transaction growth increased 30.1% in the first half of 2012 as compared to the first half of 2011 as a result of our growth in new license sales of our newly-acquired products and our network management products. As the number of core product transactions fluctuates with changes in the business or product mixes, this also affects our trailing 12-month average transaction size for new license sales. Through the second quarter of 2012, the trailing 12-month average transaction size for new license sales, excluding our high volume and low priced Kiwi and DameWare products, was approximately $8,800 as compared to approximately $8,500 for the trailing 12-month period through the second quarter of 2011, an increase of 3.7%.

New license sales in our global commercial business increased 40.8% and new license sales in our U.S. federal government business decreased 5.1% for the first half of 2012 as compared to the first half of 2011. This growth in our commercial business was driven by core product transaction growth of 31.1% in the first half of 2012 as compared to the first half of 2011. The decrease in our U.S. federal government new license sales was primarily due to a transaction in the first half of 2011 that resulted in license revenue greater than $0.5 million, whereas we did not have any transactions that resulted in license revenue greater than $0.5 million in the first half of 2012. Our U.S. federal government core product transaction growth year-over-year was 11.4%. Our revenue from our foreign subsidiaries was 24.6% and 24.7% of total revenue in the first half of 2012 and 2011, respectively.

Cost of Revenue

Cost of revenue was $8.5 million in the six months ended June 30, 2012 compared to $5.1 million in the six months ended June 30, 2011, an increase of $3.5 million, or 69.1%. Cost of license revenue increased by $2.2 million in the first half of 2012 compared to the first half of 2011, primarily due to the amortization of acquired product technologies associated with our acquisitions in the second half of 2011 and in the first half of 2012. Cost of maintenance revenue also increased $1.3 million primarily due to increased headcount from our acquisitions and organic growth to support new customers, additional product offerings from acquisitions and internal product development.

Operating Expenses

Sales and Marketing. Sales and marketing expenses were $34.1 million in the six months ended June 30, 2012 compared to $24.5 million in the six months ended June 30, 2011, an increase of $9.6 million, or 39.3%. We continue to invest in the sales and marketing efforts that drive our revenue growth. In addition, we have increased the size of our marketing team, maintenance renewal team and sales teams. Our sales expense as a percentage of revenue remained consistent in the first half of 2012 as compared to the same period in 2011. As a result of these expansion efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased by $7.2 million, marketing program costs increased $1.6 million and other costs such as web-related contract services and fees increased $0.8 million.

Research and Development. Research and development expenses were $13.6 million in the six months ended June 30, 2012 compared to $10.1 million in the six months ended June 30, 2011, an increase of $3.5 million, or 35.0%. In order to support the ongoing development of acquired and new stand-alone products, we continued to increase the size of our Czech Republic and India research and development centers during 2011 and the first half of 2012. We also added research and development personnel in the United States with the acquisition of TriGeo in July 2011. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $3.4 million in the first half of 2012 as compared to the first half of 2011.

General and Administrative. General and administrative expenses were $16.8 million in the six months ended June 30, 2012 compared to $13.0 million in the six months ended June 30, 2011, an increase of $3.8 million, or 29.5%. This $3.8 million increase was primarily due to an increase of $2.5 million in amortization expense related to certain acquired intangible assets, a $1.7 million increase in personnel costs, which include stock-based compensation expense and a $0.1 million increase in professional fees. These increases were offset by a decrease of $0.5 million in acquisition related costs for the first half of the year.

Other Income (Expense)

Other income (expense) increased by $0.5 million for the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to a decrease in net losses on foreign currency transactions. In 2012, we began utilizing purchased foreign currency forward contracts therefore the gains or losses on our foreign currency transactions are partially offset by the settlement of our foreign currency forward contracts.

Income Tax Expense

Our income tax expense increased by $3.7 million for the six months ended June 30, 2012 as compared to the same period in 2011. This increase resulted from an increase in our income before income taxes of $15.0 million when comparing the same periods. Our effective tax rate decreased from 29.4% in the six months ended June 30, 2011 compared to 28.0% in the six months ended June 30, 2012, which was primarily attributable to an increase in international earnings, which are generally taxed at lower tax rates and a decrease in permanent items that are non-deductible for tax purposes, which was partially offset by the expiration of the U.S. research and experimentation tax credit.

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

Non-GAAP Operating Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
GAAP operating income	$26,888	$19,127	$50,606	$36,184
Amortization of intangible assets (1)	3,536	1,435	7,043	2,607
Stock-based compensation expense and related employer-paid payroll taxes (2)	3,718	2,807	7,852	5,667
Acquisition related adjustments (3)	111	(90)	333	914

Non-GAAP operating income	$34,253	$23,279	$65,834	$45,372

The increases in non-GAAP operating income for the three and six month periods ended June 30, 2012 as compared to the same periods in 2011 were primarily due to increases in the corresponding GAAP operating income driven by higher sales volumes in the corresponding periods. Amortization of intangible assets, which is excluded from our non-GAAP operating income, also increased in the second quarter and the first half of 2012 as compared to the same periods in 2011 primarily due to the increase in intangible assets resulting from the various acquisitions completed during the second half of 2011 and the first half of 2012. Stock-based compensation expense and related employer-paid payroll taxes increased primarily due to share-based incentive awards issued to employees for retention and to a lesser extent the addition of employees through acquisitions and internal growth. Our acquisition related adjustments decreased for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to variations in the legal, accounting and advisory fees and restructuring costs associated with each of our acquisitions.

Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
GAAP net income	$19,427	$13,551	$36,558	$25,261
Amortization of intangible assets (1)	3,536	1,435	7,043	2,607
Stock-based compensation expense and related employer-paid payroll taxes (2)	3,718	2,807	7,852	5,667
Acquisition related adjustments (3)	124	18	355	1,022
Tax benefits associated with above adjustments (4)	(2,025)	(1,123)	(4,216)	(2,170)

Non-GAAP net income	$24,780	$16,688	$47,592	$32,387

Weighted-average number of shares used in computing diluted earnings per share	75,848	74,346	75,642	74,184

Non-GAAP diluted earnings per share (5)	$0.33	$0.22	$0.63	$0.44

The increases in non-GAAP net income for the three and six month periods ended June 30, 2012 as compared to the same periods in 2011 were primarily due to increases in the corresponding GAAP net income and to a lesser extent the adjustments discussed above in the calculation of non-GAAP operating income. Other adjustments to non-GAAP net income include fair value adjustments related to contingent consideration included in acquisition related costs and the tax benefits associated with the excluded items. Non-GAAP diluted earnings per share increased for the three and six month periods ended June 30, 2012 as compared to the same periods in 2011 primarily due to the increase in non-GAAP net income as discussed above as the number of shares used in the computation did not change significantly.

Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
GAAP cash flows from operating activities	$34,096	$23,637	$62,435	$42,503
Excess tax benefit from stock-based compensation	1,875	874	5,184	4,439
Purchases of property and equipment	(789)	(465)	(1,560)	(1,063)

Free cash flow (6)	$35,182	$24,046	$66,059	$45,879

The increase in free cash flow for the three and six month periods ended June 30, 2012 as compared to the same periods in 2011 were primarily due to the increase in operating income that converted to cash flow.

Non-GAAP Footnotes:

(1)	Amortization of Intangible Assets. We provide non-GAAP information that excludes expenses for the amortization of intangible assets that primarily relate to purchased intangible assets associated with our acquisitions. Because of varying fair value amounts of intangible assets, subjective impairment assumptions and the variety of useful lives, which affect the recognition of amortization expense, we believe that the exclusion of amortization expense allows for more accurate comparisons of our operating results to our peer companies. The amortization of purchased intangible assets associated with our acquisitions results in our recording expenses in our GAAP financial statements that were already expensed by the acquired company before the acquisition and for which we have not expended cash. Accordingly, we analyze the performance of our operations in each period without regard to such expenses.

(2)	Stock-Based Compensation Expense and Related Employer-Paid Payroll Taxes. We provide non-GAAP information that excludes expenses for stock-based compensation and related employer-paid payroll taxes. We believe the exclusion of these items allows for financial results that are more indicative of our continuing operations. We believe that the exclusion of stock-based compensation expense provides for a better comparison of our operating results to prior periods and to our peer companies as the calculations of stock-based compensation vary from period to period and company to company due to different valuation methodologies, subjective assumptions and the variety of award types. Employer-paid payroll taxes on stock-based compensation is dependent on our stock price and the timing of the taxable events related to the equity awards, over which our management has little control, and does not correlate to the core operation of our business. Because of these unique characteristics of stock-based compensation and the related employer-paid payroll taxes, management excludes these expenses when analyzing the organization’s business performance.

(3)	Acquisition Related Adjustments. We exclude certain expense items resulting from acquisitions including the following, when applicable: (i) amortization of purchased intangible assets associated with our acquisitions (see Note 1 for further discussion); (ii) legal, accounting and advisory fees to the extent associated with acquisitions; (iii) changes in fair value of contingent consideration; (iv) costs related to integrating the acquired businesses; and (v) restructuring costs, including adjustments related to changes in estimates, related to acquisitions. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, acquisitions result in non-continuing operating expenses, which would not otherwise have been incurred by us in the normal course of our organic business operations, with respect to each acquisition. We believe that providing non-GAAP information for acquisition related expense items in addition to the corresponding GAAP information allows the users of our financial statements to better review and understand the historic and current results of our continuing operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.

(4)	Income Tax Effect of Non-GAAP Exclusions. We believe providing financial information with and without the income tax effect of excluding items related to our non-GAAP financial measures provide our management and users of the financial statements with better clarity regarding the ongoing performance and future liquidity of our business.

(5)	Non-GAAP Diluted Earnings Per Share Item. We provide non-GAAP diluted earnings per share. The non-GAAP diluted earnings per share amount was calculated based on our non-GAAP net income and the shares used in the computation of GAAP diluted earnings per share.

(6)	Free Cash Flow. We define free cash flow as cash flows from operating activities plus the excess tax benefit from stock-based compensation and less the purchases of property and equipment. We believe free cash flow is an important liquidity measure that reflects the cash generated by the business after the purchase of property and equipment that can then be used for, among other things, strategic acquisitions and investments in the business, stock repurchases and funding ongoing operations. Free cash flow does not represent the total increase or decrease in the cash balance for the period. The changes in free cash flow result from fluctuations in cash flows from operating activities offset by tax benefits associated with the exercises of options. For further discussion regarding cash flows from operating activities, see the discussion under the caption “Liquidity and Capital Resources” included in this Item 2.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term investments were $196.2 million as of June 30, 2012. Our international subsidiaries held approximately $31.0 million of cash of which 92.6% was held in Euros as of June 30, 2012. We currently intend that the earnings generated by our international operations will be invested indefinitely in those operations and we do not expect to repatriate those earnings to our domestic operations. If we were to try and repatriate these earnings, we would incur a U.S. federal income tax liability that is not currently accrued in our financial statements.

Our available cash and cash equivalents are held in bank deposits, money market funds and highly liquid securities with original maturities of three months or less at June 30, 2012. Our short-term and long-term investments, classified as available-for-sale securities, consist primarily of corporate bonds, municipal bonds and commercial paper held in investment accounts in the United States.

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

Summarized cash flow information is as follows (in thousands):

	Six Months Ended June 30,
(in thousands)	2012	2011
Net cash provided by operating activities	$62,435	$42,503
Net cash used in investing activities	(49,633)	(28,098)
Net cash provided by financing activities	9,533	11,141
Effect of exchange rate changes	(1,034)	1,964
Net increase in cash and cash equivalents	21,301	27,510

Operating Activities

Cash provided by operating activities is comprised of net income, adjustments for non-cash operating activities and changes in operating assets and liabilities. Adjustments for non-cash expenses were $10.0 million and $5.5 million for the six months ended June 30, 2012 and 2011, respectively. These adjustments primarily consist of depreciation and amortization, stock-based compensation expense and excess tax benefits related to employee stock-based awards. Stock-based compensation expense reduced income before income taxes by $7.5 million and $5.5 million in the six months ended June 30, 2012 and 2011, respectively.

The change in cash flows relating to operating activities resulted from changes in operating assets and liabilities and is primarily driven by sales of our software offerings and maintenance renewals. The significant changes in operating assets and liabilities include the following:

•

Deferred revenue increased to $86.7 million at June 30, 2012 as compared to $77.1 million at December 31, 2011, resulting in an increase in operating liabilities and reflecting a cash inflow of $9.5 million for the six months ended June 30, 2012. For the six month period ended June 30, 2011, net cash provided by operating activities increased $5.7 million due to an increase in deferred revenue during the period. The increase in deferred revenue was due primarily to the increase in sales of our software offerings and maintenance renewals.

•

Changes in our income tax receivable and payable balances are also significant components of our cash flows from operating activities. The increase in our income tax payable was primarily due to the growth in our taxable income. Net cash provided by operating activities was reduced by income tax payments of $7.4 million in the first half of 2012.

•

Accounts receivables increased to $28.8 million at June 30, 2012 as compared to $27.0 million at December 31, 2011 resulting in an increase in operating assets and reflecting a cash outflow of $2.1 million for the six months ended June 30, 2012. The increase in accounts receivable for the six months ended June 30, 2011 as compared to December 31, 2010 resulted in cash outflows of $2.2 million for the six months ended June 30, 2011. Our accounts receivable balance fluctuates from period to period depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts, which affects our cash flow from operating activities. Our accounts receivable balance represents trade receivables from customers when we have provided software licenses and/or software maintenance agreements and we have not yet received payment. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.2 million and $0.3 million at June 30, 2012 and 2011, respectively. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 40.9 days at June 30, 2012.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 was primarily related to $42.1 million of cash used to purchase available-for-sale securities classified as short-term and long-term investments, $20.9 million of cash used for acquisitions (refer to Note 2—Acquisitions of our Notes to Condensed Consolidated Financial Statements for additional details), and $19.0 million of proceeds from maturities of investments. Also during the six months ended June 30, 2012, we paid approximately $3.5 million of cash upon the achievement of certain sales milestones related to the acquisition of Hyper9 in January 2011. This contingent consideration was recorded at fair value as an accrued acquisition earnout of $3.5 million for the year ended December 31, 2011. In accordance with authoritative guidance, $3.2 million of the earnout payment is reflected in cash flows from investing activities and the $0.3 million change in fair value due to the passage of time is reflected in cash flows from operating activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2012.

Net cash used in investing activities for the six months ended June 30, 2011 was primarily due to the $23.0 million of cash used in our acquisition of Hyper9 and the $3.7 million fair value of the earnout payment related to the acquisition of Tek-Tools in January 2010.

We estimate our capital expenditures for the remaining six months of 2012 to be approximately $2.8 million, comprised primarily of computer equipment, leasehold improvements, software and furniture and fixtures. The estimated capital expenditures for the remainder of 2012 primarily include costs related to the growth and expansion of our corporate headquarters in Austin, Texas, our international headquarters in Cork, Ireland and our research and development centers in the Czech Republic and India.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 was primarily due to $5.7 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock-based awards of $5.2 million, which is a reduction in cash payments related to income taxes. In addition, for the six months ended June 30, 2012, we withheld and retired shares of common stock to satisfy $1.3 million of minimum statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to restricted stock units issued during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements as of June 30, 2012. Net cash provided by financing activities for the six months ended June 30, 2011 was due to $7.0 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock option exercises of $4.4 million, which is a reduction in cash payments related to income taxes.

Anticipated Cash Flows

We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations and our capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of any acquisitions to expand our business, the timing of introductions of new software products and enhancements to existing software products, and the continuing market acceptance of our software offerings. We expect to continue to pursue acquisitions that will enable us to enter new markets or new segments of our existing markets by bringing new product offerings to market more quickly than we can develop them. In July 2012, we acquired the assets related to the Web Help Desk software product from MacsDesign for approximately $20.0 million in cash. See Note 8—Subsequent Events of our Notes to Condensed Consolidated Financial Statements for additional details.

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

Recent Accounting Pronouncements

See Note 1—Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

During the first half of 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain financial market risks, including the following:

Interest Rate Risk

We had cash and cash equivalents of $144.0 million and $122.7 million at June 30, 2012 and December 31, 2011, respectively. We also had short-term and long-term investments classified as available-for-sale securities of $52.2 million and $29.7 million at June 30, 2012 and December 31, 2011, respectively. Our cash and cash equivalents consist primarily of bank deposits and money market funds, and our available-for-sale securities consist primarily of corporate bonds, municipal bonds and commercial paper held in investment accounts in the United States. We hold cash, cash equivalents and available-for-sale securities for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.

We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at June 30, 2012. Our portfolio of available-for-sale securities classified as investments is subject to market risk due to changes in interest rates. Changes in interest rates could impact our future investment income, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investment securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

Foreign Currency Risk

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our foreign subsidiaries was approximately 24.6% of our total revenue for the six months ended June 30, 2012. The foreign currencies that we invoice and on which we collect are the Euro, British Pound Sterling, Australian Dollar and Japanese Yen. Expenses incurred by our international subsidiaries are, generally, denominated in the local currency of the subsidiary. Our consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies.

During the first quarter of 2012, we began utilizing purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operational and functional positions. As of June 30, 2012, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. See Note 4—Derivative Instruments, in the Notes to Condensed Consolidated Financial Statements for a summary of the effect of derivative instruments on our condensed consolidated statement of income.

We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and actively monitor their ratings.

We are also exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S dollars will lead to a translation gain or loss that is recorded as a component of accumulated other comprehensive income (loss).

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uniloc Cases

Uniloc USA, Inc. and parent and/or affiliates have brought two lawsuits against the Company and have brought a series of lawsuits against numerous software companies around the world.

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

Achates Case

On June 22, 2011, Achates Reference Publishing, Inc. (“Achates”) brought a lawsuit against SolarWinds, Inc. and several other defendants in the United States District Court for the Eastern District of Texas. The complaint filed by Achates alleges that SolarWinds, Inc. and each of the other twelve named defendants’ software infringe U.S. Patent No. 5,982,889 (“889 Patent”) and U.S. Patent No. 6,173,403 (“403 Patent”), which are allegedly owned by Achates. Achates alleges that SolarWinds, Inc.’s Engineer Suite family of software infringes upon the 889 and 403 Patents “by employing activation technology.” Achates has brought a series of lawsuits against numerous software companies around the world. Currently, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.

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

SOLARWINDS, INC.

Dated: August 1, 2012	By:	/s/ MICHAEL J. BERRY
Michael J. Berry
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect

3.2(2)	Amended and Restated Bylaws, as currently in effect

4.1(3)	Specimen certificate for shares of common stock

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162661) filed on November 5, 2009.
(2)	Incorporated by reference to exhibit number 3.4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-149851) filed on June 10, 2008.
(3)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-149851) filed on July 18, 2008.
*	Filed herewith.
**	Furnished herewith.