Form 10-Q
period 2012-09-30
SolarWinds, Inc.
filed 2012-10-31
CIK 1428669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

On October 25, 2012, 74,491,517 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS, INC.

Safe Harbor Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such statements may be signified by terms such as “anticipates,” “believes,” “could,” “continues,” “seeks,” “estimates,” “expects,” “intends,” “may,” “hopes,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those summarized under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2011 and our quarterly reports on Forms 10-Q. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we do not intend, and undertake no obligation to, revise or update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 1.	Financial Statements

PART I: FINANCIAL INFORMATION

SolarWinds, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$157,060	$122,707
Short-term investments	38,647	29,688
Accounts receivable, net of allowances of $226 and $192 as of September 30, 2012 and December 31, 2011, respectively	39,049	26,965
Income tax receivable	88	110
Deferred taxes	813	668
Prepaid and other current assets	3,991	2,770

Total current assets	239,648	182,908
Property and equipment, net	8,320	7,341
Long-term investments	12,815	—
Deferred taxes	3,182	3,334
Goodwill	143,965	110,746
Intangible assets and other, net	67,126	58,079

Total assets	$475,056	$362,408

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,853	$2,213
Accrued liabilities	12,096	9,442
Accrued earnout	600	3,513
Income taxes payable	2,130	779
Current portion of deferred revenue	93,412	73,774

Total current liabilities	112,091	89,721
Long-term liabilities:
Deferred revenue, net of current portion	4,730	3,373
Non-current deferred taxes	—	289
Other long-term liabilities	6,904	4,078

Total liabilities	123,725	97,461
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 74,431,573 and 73,367,367 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	74	73
Additional paid-in capital	221,857	194,379
Accumulated other comprehensive loss	(2,908)	(2,769)
Accumulated earnings	132,308	73,264

Total stockholders’ equity	351,331	264,947

Total liabilities and stockholders’ equity	$475,056	$362,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
License	$34,008	$25,522	$90,919	$66,971
Maintenance and other	37,715	28,426	104,515	75,778

Total revenue	71,723	53,948	195,434	142,749
Cost of license revenue	2,080	1,337	5,820	2,911
Cost of maintenance and other revenue	2,511	2,201	7,314	5,680

Gross profit	67,132	50,410	182,300	134,158
Operating expenses:
Sales and marketing	19,146	14,193	53,289	38,698
Research and development	7,214	5,568	20,814	15,640
General and administrative	9,288	6,996	26,177	19,983
Accrued earnout gain	—	(1,600)	(70)	(1,600)

Total operating expenses	35,648	25,157	100,210	72,721

Operating income	31,484	25,253	82,090	61,437
Other income (expense):
Interest income	112	89	307	214
Other income, net	90	537	41	21

Total other income	202	626	348	235

Income before income taxes	31,686	25,879	82,438	61,672
Income tax expense	9,200	4,991	23,394	15,523

Net income	$22,486	$20,888	$59,044	$46,149

Net income per share:
Basic earnings per share	$0.30	$0.29	$0.80	$0.63

Diluted earnings per share	$0.29	$0.28	$0.78	$0.62

Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share	74,344	72,947	74,038	72,677

Shares used in computation of diluted earnings per share	76,303	74,457	75,871	74,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$22,486	$20,888	$59,044	$46,149
Other comprehensive income (loss):
Foreign currency translation adjustment	1,293	(1,808)	(175)	219
Unrealized gains (losses) on investments, net of income tax expense (benefit) of $20 and $(15) for the three months ended September 30, 2012 and 2011, respectively and $19 and $(15) for the nine months ended September 30, 2012 and 2011, respectively	38	(28)	36	(28)

Other comprehensive income (loss)	1,331	(1,836)	(139)	191

Comprehensive income	$23,817	$19,052	$58,905	$46,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$59,044	$46,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,166	6,723
Provision for doubtful accounts	138	86
Stock-based compensation expense	11,368	8,084
Accrued earnout gain	(70)	(1,600)
Deferred taxes	(1,085)	36
Excess tax benefit from stock-based compensation	(8,921)	(5,132)
Other non-cash expenses	978	359
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(12,344)	(8,262)
Income taxes receivable	22	(25)
Prepaid and other current assets	(1,201)	389
Accounts payable	1,616	338
Accrued liabilities	2,389	(488)
Income taxes payable	13,102	14,249
Deferred revenue	19,225	14,067

Net cash provided by operating activities	97,427	74,973

Cash flows from investing activities
Purchases of investments	(49,245)	(30,179)
Maturities of investments	26,750	—
Purchases of property and equipment	(3,081)	(1,843)
Purchases of intangible assets and other	(1,068)	(554)
Acquisition of businesses, net of cash acquired	(48,323)	(58,483)
Earnout payments for acquisitions	(4,154)	(3,743)

Net cash used in investing activities	(79,121)	(94,802)

Cash flows from financing activities
Repurchase of common stock	(1,472)	(307)
Exercise of stock options	8,662	8,771
Excess tax benefit from stock-based compensation	8,921	5,132

Net cash provided by financing activities	16,111	13,596
Effect of exchange rate changes on cash and cash equivalents	(64)	53

Net increase (decrease) in cash and cash equivalents	34,353	(6,180)
Cash and cash equivalents
Beginning of period	122,707	142,003

End of period	$157,060	$135,823

Supplemental disclosure of cash flow information
Cash paid for income taxes	$11,122	$1,110

Noncash investing transactions
Accrued earnout (Note 3)	$596	$3,938

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

Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net income, total assets or shareholders’ equity.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, issued a standard to provide updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more likely than not that the indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. The updated accounting guidance is effective for interim and annual periods beginning after September 15, 2012. Early application is permitted. We will adopt the updated guidance in the fourth quarter of fiscal year 2012. Adoption of this standard will not have an impact on our condensed consolidated financial statements.

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

Derivative Instruments

We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not use forward contracts for trading or speculative purposes. Our use of foreign currency forward exchange contracts is intended to principally offset gains and losses associated with these exposures. Therefore, the notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions maintained by our international entities that are denominated in currencies other than the Euro.

These foreign currency forward contracts are not designated as hedging instruments, and the gain or loss on the derivatives is recognized in our condensed consolidated statements of income as other income (expense). The fair value of our outstanding foreign currency forward contracts in a gain position is recorded within other current assets and the fair value of contracts in a loss position is recorded within accrued liabilities in our condensed consolidated balance sheets. The duration of the forward contracts are generally less than three months. As of September 30, 2012, we did not have any forward contracts outstanding.

2. Acquisitions

In January 2012, we acquired certain assets of EminentWare, Inc., or EminentWare, a provider of patch management software. We released SolarWinds Patch Manager, based on the products acquired from EminentWare, which added patch management capabilities to our systems and application management product portfolio.

In April 2012, we acquired certain assets of Rove Mobile, Inc., or Rove, a provider of mobile IT management software. We acquired the Mobile Admin product from Rove, which allows IT administrators to monitor and manage their corporate IT infrastructure from mobile devices.

In July 2012, we acquired the assets related to the Web Help Desk software product from MacsDesign, LLC, or MacsDesign, for approximately $20.0 million in cash. By acquiring these assets, we increased our product offerings to include IT help desk software that solves problems around IT-specific ticketing, change management and asset management.

In August 2012, we acquired Athena Security, Inc., or Athena, a provider of firewall analytics and management software. We released SolarWinds Firewall Security Manager, based on the acquired Athena technology, which allows IT administrators to address key issues in managing firewalls and router security management.

We recorded $33.3 million of goodwill for our 2012 acquisitions of which $27.4 million is deductible for tax purposes. The acquisitions were financed with available cash and we incurred $0.9 million in acquisition related costs, which are included in general and administrative expense for the nine months ended September 30, 2012. The weighted average amortization period for the intangible assets was 5.1 years.

Pro forma information for the acquisitions has not been provided because the impact of the historical financials on our revenues, net income and earnings per share is not material. We have integrated the acquired businesses into our broader IT infrastructure management business eliminating overlapping processes and expenses and integrating the products and sales efforts. Therefore, there are no separate revenue and earnings for the acquisitions since their respective integration into our business model. Our condensed consolidated financial statements include the operating results of these acquired businesses from the effective date of each acquisition. We recognize revenue on the acquired products in accordance with our revenue recognition policy as stated in our Annual Report on Form 10-K for the year ended December 31, 2011.

We allocated the purchase price for our 2012 acquisitions as follows:

	Fair Value	Useful Life
	(in thousands)	(in years)
Intangible assets:
Developed product technologies	$13,788	5
Customer relationships	2,991	4 - 5
In process research and development	1,889	6
Non-competition covenant	493	4 - 6
Goodwill	33,304	—
Deferred revenue	(1,892)	—
Net other liabilities	(737)	—

Total purchase price, net of cash acquired	$49,836

The following table reflects the changes in goodwill for the nine months ended September 30, 2012:

(in thousands)
Balance at December 31, 2011	$110,746
Acquisitions	33,304
Foreign currency translation and other adjustments	(85)

Balance at September 30, 2012	$143,965

The carrying value of goodwill and indefinite-lived intangibles are reviewed for possible impairment annually during our fourth quarter. In addition to the annual impairment test, goodwill is evaluated each reporting period to determine whether events and circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. As we have one operating segment, we allocate goodwill to one reporting unit for goodwill impairment testing. We performed a qualitative assessment of our reporting unit regarding whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. In performing this qualitative assessment, we assessed relevant events and circumstances that may impact the fair value and carrying amount of our reporting unit. Based on the results of this qualitative assessment, we determined that it is more likely than not that the carrying value of our reporting unit is less than its fair value and the two-step quantitative analysis was not required. As a result, we concluded that no impairment of goodwill existed as of September 30, 2012. In addition, there were no indicators of impairment identified as a result of our review of events and circumstances related to indefinite- and definite-lived intangible assets for the nine months ended September 30, 2012.

3. Fair Value of Financial Assets and Liabilities

Our cash and cash equivalents as of September 30, 2012 and December 31, 2011 consisted of demand deposit accounts and money market funds. The following table summarizes our cash and cash equivalents:

	September 30,	December 31,
(in thousands)	2012	2011
Demand deposit accounts	$42,937	$30,371
Money market funds	114,123	92,336

Total cash and cash equivalents	$157,060	$122,707

Our short-term and long-term investments as of September 30, 2012 and December 31, 2011 consisted primarily of available-for-sale securities, such as corporate bonds, municipal bonds and commercial paper. The following table summarizes our short-term and long-term available-for-sale securities as of September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate bonds	$17,836	$1	$(2)	$17,835	$16,561	$—	$(15)	$16,546
Municipal bonds	8,847	2	—	8,849	7,153	—	(3)	7,150
Commercial paper	11,961	3	(1)	11,963	5,991	2	(1)	5,992

Total short-term investments	$38,644	$6	$(3)	$38,647	$29,705	$2	$(19)	$29,688

Long-term investments:
Available-for-sale securities:
Corporate bonds	$12,781	$34	$—	$12,815	$—	$—	$—	$—

Total long-term investments	$12,781	$34	$—	$12,815	$—	$—	$—	$—

The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2012
Corporate bonds	$12,497	$(2)	$—	$—	$12,497	$(2)
Commercial paper	1,495	(1)	—	—	1,495	(1)

	$13,992	$(3)	$—	$—	$13,992	$(3)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2011
Corporate bonds	$14,456	$(15)	$—	$—	$14,456	$(15)
Municipal bonds	7,150	(3)	—	—	7,150	(3)
Commercial paper	2,000	(1)	—	—	2,000	(1)

	$23,606	$(19)	$—	$—	$23,606	$(19)

The following table summarizes the contractual underlying maturities of our available-for-sale securities as of September 30, 2012:

(in thousands)	Cost	Fair Value
Due in one year or less	$38,644	$38,647
Due after one year through five years	12,781	12,815

	$51,425	$51,462

The following table summarizes the fair value of our financial assets and liabilities that were measured on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements at September 30, 2012 Using				Fair Value Measurements at December 31, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$114,123	$—	$—	$114,123	$92,336	$—	$—	$92,336

Total cash equivalents	114,123	—	—	114,123	92,336	—	—	92,336
Short-term investments:
Corporate bonds	17,835	—	—	17,835	16,546	—	—	16,546
Municipal bonds	8,849	—	—	8,849	7,150	—	—	7,150
Commercial paper	11,963	—	—	11,963	5,992	—	—	5,992

Total short-term investments	38,647	—	—	38,647	29,688	—	—	29,688

Long-term investments:
Corporate bonds	12,815	—	—	12,815	—	—	—	—

Total long-term investments	12,815	—	—	12,815	—	—	—	—

Total assets	$165,585	$—	$—	$165,585	$122,024	$—	$—	$122,024

Liabilities:
Accrued earnout	$—	$—	$600	$600	$—	$—	$3,513	$3,513

Total liabilities	$—	$—	$600	$600	$—	$—	$3,513	$3,513

Contingent Consideration

A reconciliation of the beginning and ending balances of acquisition related accrued earnouts using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 follows:

(in thousands)
Accrued earnout liability as of December 31, 2011	$3,513
Acquisition date fair value of contingent consideration	1,547
Change in fair value of contingent consideration	(17)
Payment of contingent consideration	(4,443)

Accrued earnout liability as of September 30, 2012	$600

In February 2012, we paid approximately $3.5 million of cash upon the achievement of sales milestones in relation to the Hyper9 acquisition. In September 2012, we also paid $1.0 million in acquisition related contingent consideration upon the completion of engineering deliverables associated with a 2012 acquisition. This payment represented the maximum potential earnout payable.

The following table summarizes the quantitative information including the unobservable inputs related to our acquisition related accrued earnout as of September 30, 2012:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range (Input Used)
Accrued earnout (1)	$600	Expected present value	Probability of achieving earnout objectives per the purchase agreement	0% - 100% (25%)
			Pre-tax cost of debt	4.9%

(1)	Acquisition related contingent consideration of $2.5 million to be paid if new license sales during the one-year earnout measurement period equal or exceed the milestone specified in the purchase agreement.

At each reporting date, the contingent consideration liability is revalued to estimated fair value and changes in the estimates used to determine the probabilities could result in a change to the fair value measurement.

4. Derivative Instruments

As of September 30, 2012 and December 31, 2011, we did not have any forward contracts outstanding. The effect of derivative instruments not designated as hedging instruments in our condensed consolidated statements of income is summarized below:

	Gains (Losses) Recognized in Net Income on Derivatives
(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Net Income	2012	2011	2012	2011
Foreign exchange contracts	Other income, net	$52	$—	$(86)	$—

5. Earnings Per Share

We computed basic earnings per share using the weighted-average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and vesting of restricted stock units.

A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)
Basic earnings per share
Numerator:
Net income	$22,486	$20,888	$59,044	$46,149

Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	74,344	72,947	74,038	72,677

Diluted earnings per share
Numerator:
Net income	$22,486	$20,888	$59,044	$46,149

Denominator:
Weighted-average shares used in computing basic earnings per share	74,344	72,947	74,038	72,677
Add options and restricted stock units to purchase common stock	1,959	1,510	1,833	1,592

Weighted-average shares used in computing diluted earnings per share	76,303	74,457	75,871	74,269

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Antidilutive shares	269	1,451	291	1,526

The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options and vesting of restricted stock units. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises of stock options and vesting of restricted stock units.

6. Income Taxes

For the three months ended September 30, 2012 and 2011, we recorded income tax expense of $9.2 million and $5.0 million, respectively, resulting in an effective tax rate of 29.0% and 19.3%, respectively. For the nine months ended September 30, 2012 and 2011, we recorded income tax expense of $23.4 million and $15.5 million, respectively, resulting in an effective tax rate of 28.4% and 25.2%, respectively. The increase in the effective tax rate from 2011 to 2012 was primarily attributable to the recognition of certain discrete tax items in 2011 and the expiration of the U.S. research and experimentation tax credit, which was partially offset by an increase in international earnings, which are generally taxed at lower tax rates.

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. In the three and nine months ended September 30, 2012 and 2011, interest and penalties recorded were not significant. As of September 30, 2012, we have an insignificant amount accrued for interest and penalties related to unrecognized tax benefits.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2011 tax years generally remain open and subject to examination by federal and foreign tax authorities. The 2007 through 2011 tax years generally remain open and subject to examination by the state tax authorities. We are currently under audit by the U.S. Internal Revenue Service, or IRS, for the tax years ended December 31, 2008, 2009 and 2010 and do not anticipate any material adjustments. We are not certain when the IRS audit will conclude. However, upon completion of this audit, it is reasonably possible our unrecognized tax benefits will decrease. Besides the United States, we are not currently under audit in any taxing jurisdictions.

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

On September 13, 2010, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (“Uniloc”) brought a lawsuit against the Company and several other defendants in the United States District Court for the Eastern District of Texas (“Eastern District of Texas”). The complaint filed by Uniloc alleges that the Company and each of the other fifteen named defendants’ software infringe U.S. patent 5,490,216 (“216 Patent”) allegedly owned by Uniloc. Uniloc alleges that the Company’s software, specifically its license key system, infringes upon its patent that utilizes a system for activating software products through a registration process. In September 2011, another company, Sureloc, Inc. (“Sureloc”) claimed that it owns the 216 Patent. As a result, on November 3, 2011, Uniloc and its affiliates filed a lawsuit in the Superior Court of the State of California against Sureloc, Inc., Patrick Rooney, and Does 1-100 (the “Sureloc case”), seeking, among other things, a declaratory judgment that Uniloc and not Sureloc, is the exclusive owner of the 216 Patent. Once the Eastern District of Texas was informed of the Sureloc case, all Uniloc cases that were pending before the Eastern District of Texas were stayed on December 1, 2011. Consequently, the entire basis of Uniloc’s claim of ownership of the 216 Patent is pending the outcome of the Sureloc case. Because this lawsuit is stayed and continues to only be in the initial stages, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.

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

We have made a number of strategic investments in 2011 and the first three quarters of 2012 that we believe are important to our long-term growth. Through product launches and strategic acquisitions, we entered into several new markets including the system and application management market, virtualization management market and the log and event management market. We continue to focus on increasing our presence in several geographic markets including Asia-Pacific, Latin America, Europe, Middle East and Africa by expanding our product portfolio, localizing certain products, websites and marketing material and establishing new relationships with distributors and resellers. We launched a localized Japanese website in July 2012 and released localized Japanese versions of SolarWinds Network Performance Monitor and SolarWinds Netflow Traffic Analyzer in the second and third quarter of 2012, respectively. Despite these specific investments and a number of other important investments, we have continued to grow operating income and increase our cash flows from operating activities.

We plan to continue to focus on growth opportunities in the IT infrastructure management market while expanding our customer base and brand awareness in the network, systems and application, storage resource, virtualization and log and event management markets. We believe our market penetration is low in all geographic and end user markets in which we sell products; therefore, our focus will continue to be on building awareness of our products and expanding our partner relationships in various key international markets along with capitalizing on the market opportunity in our customer base. In the new markets we have entered, we will continue our strategy of delivering powerful, easy-to-use and affordable software along with leveraging the web as the primary method to reach potential customers. We will continue to look for acquisitions similar to those we have completed over the last few years to supplement our internal product development efforts.

Key Financial Highlights

Key financial highlights for the first three quarters of 2012 include the following:

•	Total revenue was $195.4 million in the first three quarters of 2012 compared to $142.7 million in the first three quarters of 2011, or an increase of 36.9%;

•	Net income was $59.0 million in the first three quarters of 2012 compared to $46.1 million in the first three quarters of 2011, or an increase of 27.9%;

•

Net income was $0.78 per share on a fully diluted basis for the first three quarters of 2012 compared to $0.62 per share on a fully diluted basis for the first three quarters of 2011, or an increase of 25.8%; and

•	Cash flow from operating activities was $97.4 million in the first three quarters of 2012 compared to $75.0 million in the first three quarters of 2011, or an increase of 29.9%.

Acquisitions

We have made multiple acquisitions of businesses as part of our growth strategy and expect to continue to pursue acquisitions that will enable us to enter new markets or new segments of our existing markets by bringing new product offerings to market more quickly than we can develop them. In the first three quarters of 2012, we acquired Athena and certain assets of EminentWare, Rove and MacsDesign for a combined purchase price of $49.8 million. These acquisitions, on both an individual and an aggregate basis, did not meet the significance thresholds that would require us to file separate financial statements and related pro-forma financial statements.

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

Revenue Growth

We have employed a differentiated business model for marketing and selling high volumes of enterprise-class software, which is focused on rapid revenue growth at high operating margins. We regularly review our total revenue growth to measure our success. We have built a pricing model for our products that aims to maximize our recurring revenue and the value of a customer over time. This is an important component of our financial model. This model is based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our core enterprise-class IT management products. Our revenue growth percentages were 36.9% and 28.6% for the first three quarters of 2012 and 2011, respectively, as compared to the same period of the previous year.

Core Product Transaction Growth for New License Sales

We focus our sales, marketing and research and development efforts on IT professionals in organizations of all sizes, with the goal of driving purchases of our software by these IT professionals in short sales cycles. In addition, many of our customers make small initial purchases of our software and then over time may purchase an upgrade to increase the size of their license or buy additional software products from us. We review the core product transaction growth to ensure the effectiveness of our marketing and sales model. We define our core product transactions as the number of new license sales transactions that include at least one of our core products. We define a transaction as each invoice issued for the sale of one or more of our products. If one of our core products is included in a particular transaction, then that transaction is a core product transaction. New license sales of core products represented more than 85% of our license revenue for the first three quarters of 2012. Accordingly, we believe that management can better evaluate changes in our product portfolio, expansion into new markets and the addition of new customers by evaluating the transactional growth of our core products. Our core product transaction growth for new license sales was 34.2% and 30.2% for the first three quarters of 2012 and 2011, respectively, as compared to the same period of the previous year.

Non-GAAP Operating Income

Our management uses non-GAAP operating income as one key measure of our performance. Because non-GAAP operating income excludes certain items such as amortization of intangible assets, stock-based compensation and related employer-paid payroll taxes and certain acquisition related adjustments that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance, particularly with respect to changes in performance from period to period. We use non-GAAP operating income in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income is not determined in accordance with GAAP and is not a substitute for, or superior to, financial measures determined in accordance with GAAP.

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

Opportunities and Trends

Businesses, governments and other organizations are increasingly relying on data networks and IT infrastructures to execute their operations, facilitate their internal and external communications and transact business with their customers and partners. The size of these networks, the number of applications and servers, and the complexity of physical and virtual server environments are increasing as organizations place more reliance on them. In addition, the adoption of cloud computing technologies, which is shifting a growing number of critical workloads off premises, along with business initiatives to capture, store, and analyze an increasing amount of organizational data are creating new IT management challenges. We believe that these trends and the limitations of existing offerings present a significant market opportunity for our products. Along with the network management products that we have offered since 2001, we also offer other products that we have developed or acquired and we believe these products allow us to compete effectively in the adjacent markets of systems and application, storage resource, virtualization and log and event management. We expect our revenue to continue to grow as we capitalize on these and other market opportunities. Any revenue growth and operating synergies of our acquired products and businesses depends on our ability to successfully integrate those products and businesses and may be lower than expected if we are unable to do so in the future.

In the third quarter of 2012, we recognized 22.2% of our revenue from sales by our international subsidiaries. We believe there is a substantial opportunity for additional sales of our software in the Europe, Middle East and Africa, or EMEA, region, the Asian-Pacific region, and the Latin American region and we intend to increase our sales, marketing and support operations in these regions. However, we believe there is significant uncertainty regarding the economic conditions in certain of these geographic regions, particularly in parts of Europe. While we believe that any difficult economic conditions may adversely affect the sales of our products, this could also offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of some competing products.

We expect the U.S. federal government to continue to be a significant market opportunity, as we believe the ease of deployment, power and scalability of our products gives us a competitive advantage to sell to various agencies and departments of the U.S. federal government. The U.S. federal government new license sales were 21.2% of our total new license sales in the third quarter of 2012 and 12.3% of our new license sales in the first three quarters of 2012. We have experienced and continue to expect inconsistency in the buying pattern of the U.S. federal government for larger transactions with our products. Our sales, both new licenses and maintenance renewals, to the U.S. federal government are largely dependent on systems integrators, distributors and resellers whose purchases from us have been difficult to predict. In addition, we believe that many of our larger transactions with the U.S. federal government are dependent on specific projects that may or may not be continued at the same scale in the future due to budgetary cuts or other reasons, and the reduction or cancellation of specific projects such as these may change the buying patterns of the U.S. federal government and could result in our sales to the U.S. government being less than expected.

Key Components of Our Results of Operations

Sources of Revenue

Our revenue is primarily comprised of license and maintenance revenue. We license our software under perpetual licenses, which ordinarily include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new licenses and upgrades of license size to our software. We have experienced annual growth in license revenue. Customers can renew, and generally have renewed, their maintenance agreements at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. Maintenance revenue is an important source of our future revenue. We have experienced strong and consistent annual and quarterly growth in maintenance and other revenue. Because our maintenance base grew during 2011 and during the first three quarters of 2012 due to new license sales, high customer retention and acquisitions, we expect maintenance revenue to continue to increase in absolute dollars in future periods.

Cost of Revenue

Cost of revenue primarily consists of personnel costs related to providing technical support services and amortization of acquired developed product technologies and third party software licenses. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for technical support personnel, as well as an allocation of our facilities, information technology, employee benefit and other overhead costs. We allocate stock-based compensation expense and related employer-paid payroll taxes to personnel costs based on the expense category in which the option or restricted stock unit holder works. We allocate overhead, such as rent, computer and other technology costs, and employee benefit costs to personnel costs in each expense category based on worldwide headcount in that category. We expect our cost of revenue to increase in absolute dollars and to fluctuate as a percentage of revenue as we acquire additional companies and integrate these businesses.

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

Our operating expenses increased in absolute dollars and as a percentage of revenue in the first three quarters of 2012 compared to the first three quarters of 2011, as we have continued to build infrastructure and add employees through acquisitions and organic growth across all departments in order to accelerate and support our growth. The number of full-time employees as of September 30, 2012, was 803, as compared to 596, as of September 30, 2011. We expect our operating expenses to continue to increase in absolute dollars as we make long-term investments in our business both domestically and internationally. As we acquire additional companies and integrate the businesses, our operating expenses in future periods may increase in absolute dollars and fluctuate as a percentage of revenue. In addition, we intend to continue to grant equity awards to our current executives and employees and those who join us in the future through acquisitions or otherwise, which will result in additional stock-based compensation expense.

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

Research and Development. Research and development expenses primarily consist of personnel costs for our product development employees and executives and, to a lesser extent, contractor fees. We have devoted our development efforts primarily to expanding our product line and increasing the functionality and enhancing the ease-of-use of our software products. We have significantly increased our research and development employee headcount with the continued expansion of our research and development centers in the Czech Republic and India, which has resulted in and will continue to result in an increase in facilities and personnel costs. We expect to continue to invest in our research and development activities by hiring engineers in our international locations, which will allow us to continue our research and development growth strategy internationally.

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

Accrued Earnout (Gain) Loss. Accrued earnout (gain) loss represents the change in the fair value of the contingent consideration liability recorded on the acquisition due to subsequent adjustments in the probability assumptions. We review the probability of achieving the earnout objectives each quarter to determine if the probability assumptions need to be adjusted and the contingent consideration revalued.

Other Income (Expense)

Other income (expense) primarily consists of interest income, transactional foreign exchange gains (losses) and foreign exchange contracts gains (losses). We also have historically received government grant income in the second half of the year primarily related to grants in our Czech Republic entity for the creation of job positions and related training costs. The amount and timing of the grant payment is determined by the Czech government. We have received approximately $0.1 million in grant payments for the nine months ended September 30, 2012 and expect to receive additional grant payments in the fourth quarter of 2012. Interest income represents interest received on our cash, cash equivalents and short-term and long-term investments, including any amortization of the premium and discount. Foreign exchange gains (losses) primarily relate to expenses and billing transactions denominated in currencies other than the functional currency of the associated subsidiary. Foreign exchange contracts gains (losses) relate to the settlement of foreign currency forward contracts utilized to hedge foreign currency exposures that are not formally designated as hedges.

Income Tax Expense

Income tax expense primarily consists of corporate income taxes related to profits resulting from the sale of our software offerings by our only two entities that sell our software, one in the United States and one in Ireland. The rate of taxation on income earned by our U.S. entity is higher than the rate of taxation on income earned by our Irish entity. If our international income, as a percentage of total income, increases as we expect, then our effective income tax rate should correspondingly decline. However, our effective tax rate may be affected by many other factors, such as changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international structure, shifts in the amount of taxable income earned in the United States, as compared with other regions in the world, and changes in overall levels of income before tax.

In prior periods, we have benefited from the tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit expired on December 31, 2011, and as such, no benefit is reflected in our income tax expense in the three or nine months ended September 30, 2012. If this credit is renewed under similar terms as in prior years, the result could benefit our effective tax rate.

Comparison of the Three Months Ended September 30, 2012 and 2011

The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Three Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$34,008	47.4%	$25,522	47.3%	$8,486
Maintenance and other	37,715	52.6	28,426	52.7	9,289

Total revenue	71,723	100.0	53,948	100.0	17,775
Cost of revenue	4,591	6.4	3,538	6.6	1,053

Gross profit	67,132	93.6	50,410	93.4	16,722

Operating expenses:
Sales and marketing	19,146	26.7	14,193	26.3	4,953
Research and development	7,214	10.1	5,568	10.3	1,646
General and administrative	9,288	12.9	6,996	13.0	2,292
Accrued earnout gain	—	—	(1,600)	(3.0)	1,600

Total operating expenses	35,648	49.7	25,157	46.6	10,491

Operating income	31,484	43.9	25,253	46.8	6,231

Other income (expense):
Interest income	112	0.2	89	0.2	23
Other income, net	90	0.1	537	1.0	(447)

Total other income	202	0.3	626	1.2	(424)

Income before income taxes	31,686	44.2	25,879	48.0	5,807
Income tax expense	9,200	12.8	4,991	9.3	4,209

Net income	$22,486	31.4%	$20,888	38.7%	$1,598

Revenue

Revenue was $71.7 million in the quarter ended September 30, 2012 compared to $53.9 million in the quarter ended September 30, 2011, an increase of $17.8 million, or 32.9%. Maintenance and other revenue increased $9.3 million due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue. We have maintained high customer retention and in addition, our renewal base has continued to increase each quarter as we have begun to renew and recognize the maintenance revenue associated with our acquired products. License revenue increased $8.5 million due to continued growth in new license sales of our newly acquired products and our network management products. We define newly acquired products as those acquired within the last year.

Our core product transaction growth was 41.8% in the third quarter of 2012 as compared to the third quarter of 2011 as a result of our growth in new license sales of our newly acquired products and our network management products. As the number of core product transactions fluctuates with changes in the business or product mixes, this also affects our trailing 12-month average transaction size for new license sales. Through the third quarter of 2012, the trailing 12-month average transaction size for new license sales, excluding our high-volume and low-priced Kiwi and DameWare products, was approximately $8,800 as compared to approximately $8,500 for the trailing 12-month period through the third quarter of 2011, an increase of 3.5%.

New license sales in our global commercial business increased 38.8% and new license sales in our U.S. federal government business increased 16.7% for the third quarter of 2012 as compared to the third quarter of 2011. This growth in our commercial business was driven by core product transaction growth of 45.7% in the third quarter of 2012 as compared to the third quarter of 2011. The increase in our U.S. federal government new license sales was primarily driven by core product transaction growth of 7.1% in the third quarter of 2012 compared to the third quarter of 2011. We had two transactions that resulted in license revenue greater than $0.5 million for each of the quarters ended September 30, 2012 and 2011. Our revenue from our foreign subsidiaries was 22.2% and 21.3% of total revenue in the third quarter of 2012 and 2011, respectively.

Cost of Revenue

Cost of revenue was $4.6 million in the quarter ended September 30, 2012 compared to $3.5 million in the quarter ended September 30, 2011, an increase of $1.1 million, or 29.8%. Cost of license revenue increased by $0.7 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to the amortization of acquired product technologies associated with our acquisitions in the fourth quarter of 2011 and in the first three quarters of 2012. Cost of maintenance revenue also increased $0.3 million primarily due to increased headcount to support new customers, additional product offerings from acquisitions and internal product development.

Operating Expenses

Sales and Marketing. Sales and marketing expenses were $19.1 million in the quarter ended September 30, 2012 compared to $14.2 million in the quarter ended September 30, 2011, an increase of $5.0 million, or 34.9%. We continue to invest in the sales and marketing efforts that drive our revenue growth. We have increased employee headcount on our marketing, maintenance renewal and sales teams. As a result of these expansion efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased by $3.7 million and marketing program costs increased $1.3 million in the third quarter of 2012 as compared to the third quarter of 2011. Our sales expense as a percentage of revenue remained consistent in the third quarter of 2012 as compared to the same period in 2011.

Research and Development. Research and development expenses were $7.2 million in the quarter ended September 30, 2012 compared to $5.6 million in the quarter ended September 30, 2011, an increase of $1.6 million, or 29.6%. In order to support the ongoing development of acquired and new stand-alone products, we continued to increase the size of our Czech Republic and India research and development centers during 2011 and the first three quarters of 2012. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $1.4 million and contract services increased $0.2 million in the third quarter of 2012 as compared to the third quarter of 2011.

General and Administrative. General and administrative expenses were $9.3 million in the quarter ended September 30, 2012 compared to $7.0 million in the quarter ended September 30, 2011, an increase of $2.3 million, or 32.8%. This $2.3 million increase was primarily due to an increase of $1.0 million in amortization expense related to certain acquired intangible assets, a $0.9 million increase in personnel costs, which include stock-based compensation expense and a $0.3 million increase in acquisition related costs.

Accrued Earnout Gain. We recorded a $1.6 million accrued earnout gain in the third quarter of 2011 due to the change in probability of achieving sales milestones from the second quarter to the third quarter of 2011 related to the Hyper9 accrued earnout. In February 2012, we paid approximately $3.5 million of cash upon the achievement of these sales milestones.

Other Income (Expense)

Other income (expense) decreased by $0.4 million primarily due to decreases in grant income received and net gains on foreign currency transactions for the quarter ended September 30, 2012 as compared to the same period in 2011. In 2012, we began utilizing purchased foreign currency forward contracts, therefore, the gains or losses on our foreign currency transactions are partially offset by the settlement of our foreign currency forward contracts.

Income Tax Expense

Our income tax expense increased by $4.2 million in the quarter ended September 30, 2012 as compared to the same period in 2011. This increase resulted from an increase in our income before income taxes of $5.8 million when comparing the same periods. Our effective tax rate increased from 19.3% in the quarter ended September 30, 2011 to 29.0% in the quarter ended September 30, 2012, which was primarily attributable to the recognition of certain discrete tax items in 2011 and the expiration of the U.S. research and experimentation tax credit, which was partially offset by an increase in international earnings, which are generally taxed at lower tax rates.

Comparison of the Nine Months Ended September 30, 2012 and 2011

The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Nine Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$90,919	46.5%	$66,971	46.9%	$23,948
Maintenance and other	104,515	53.5	75,778	53.1	28,737

Total revenue	195,434	100.0	142,749	100.0	52,685
Cost of revenue	13,134	6.7	8,591	6.0	4,543

Gross profit	182,300	93.3	134,158	94.0	48,142

Operating expenses:
Sales and marketing	53,289	27.3	38,698	27.1	14,591
Research and development	20,814	10.7	15,640	11.0	5,174
General and administrative	26,177	13.4	19,983	14.0	6,194
Accrued earnout gain	(70)	(0.0)	(1,600)	(1.1)	1,530

Total operating expenses	100,210	51.3	72,721	50.9	27,489

Operating income	82,090	42.0	61,437	43.0	20,653

Other income (expense):
Interest income	307	0.2	214	0.1	93
Other income, net	41	0.0	21	0.0	20

Total other income	348	0.2	235	0.2	113

Income before income taxes	82,438	42.2	61,672	43.2	20,766
Income tax expense	23,394	12.0	15,523	10.9	7,871

Net income	$59,044	30.2%	$46,149	32.3%	$12,895

Revenue

Revenue was $195.4 million in the nine months ended September 30, 2012 compared to $142.7 million in the nine months ended September 30, 2011, an increase of $52.7 million, or 36.9%. Maintenance and other revenue increased $28.7 million due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue. We have maintained high customer retention and in addition, our renewal base has continued to increase each quarter as we have begun to renew and recognize the maintenance revenue associated with our acquired products. License revenue increased $23.9 million due to continued growth in new license sales of our newly acquired products and our network management products.

Our core product transaction growth was 34.2% in the first three quarters of 2012 as compared to the first three quarters of 2011 as a result of our growth in new license sales of our newly acquired products and our network management products. As the number of core product transactions fluctuates with changes in the business or product mixes, this also affects our trailing 12-month average transaction size for new license sales. Through the third quarter of 2012, the trailing 12-month average transaction size for new license sales, excluding our high-volume and low-priced Kiwi and DameWare products, was approximately $8,800 as compared to approximately $8,500 for the trailing 12-month period through the third quarter of 2011, an increase of 3.5%.

New license sales in our global commercial business increased 40.1% and new license sales in our U.S. federal government business increased 7.7% for the first three quarters of 2012 as compared to the same period in 2011. This growth in our commercial business was primarily driven by core product transaction growth of 36.0% in the first three quarters of 2012 as compared to the first three quarters of 2011. The increase in our U.S. federal government new license sales was primarily driven by core product transaction growth of 9.1% in the first three quarters of 2012 as compared to the first three quarters of 2011. We had three transactions in the first three quarters of 2011 that resulted in license revenue greater than $0.5 million, whereas we had two transactions that resulted in license revenue greater than $0.5 million in the first three quarters of 2012. Our revenue from our foreign subsidiaries was 23.7% and 23.4% of total revenue in the first three quarters of 2012 and 2011, respectively.

Cost of Revenue

Cost of revenue was $13.1 million in the nine months ended September 30, 2012 compared to $8.6 million in the nine months ended September 30, 2011, an increase of $4.5 million, or 52.9%. Cost of license revenue increased by $2.9 million in the first three quarters of 2012 compared to the first three quarters of 2011, primarily due to the amortization of acquired product technologies associated with our acquisitions that were completed in the second half of 2011 and in the first three quarters of 2012. Cost of maintenance revenue also increased $1.6 million, primarily due to increased headcount to support new customers, additional product offerings from acquisitions and internal product development.

Operating Expenses

Sales and Marketing. Sales and marketing expenses were $53.3 million in the nine months ended September 30, 2012 compared to $38.7 million in the nine months ended September 30, 2011, an increase of $14.6 million, or 37.7%. We continue to invest in the sales and marketing efforts that drive our revenue growth. In addition, we have increased employee headcount on our marketing, maintenance renewal and sales teams. As a result of these expansion efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased by $10.9 million, marketing program costs increased $2.9 million and other costs such as web-related contract services and fees increased $0.8 million. Our sales expense as a percentage of revenue remained consistent in the first three quarters of 2012 as compared to the same period in 2011.

Research and Development. Research and development expenses were $20.8 million in the nine months ended September 30, 2012 compared to $15.6 million in the nine months ended September 30, 2011, an increase of $5.2 million, or 33.1%. In order to support the ongoing development of acquired and new stand-alone products, we continued to increase the size of our Czech Republic and India research and development centers during 2011 and the first three quarters of 2012. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $4.8 million and contract services increased $0.3 million in the first three quarters of 2012 as compared to the first three quarters of 2011.

General and Administrative. General and administrative expenses were $26.2 million in the nine months ended September 30, 2012 compared to $20.0 million in the nine months ended September 30, 2011, an increase of $6.2 million, or 31.0%. This $6.2 million increase was primarily due to an increase of $3.5 million in amortization expense related to certain acquired intangible assets, a $2.6 million increase in personnel costs, which include stock-based compensation expense and a $0.3 million increase in other miscellaneous costs including professional fees. These increases were slightly offset by a decrease of $0.2 million in acquisition related costs for the first three quarters of the year.

Accrued Earnout Gain. We recorded a $0.1 million accrued earnout gain during the nine months ended September 30, 2012 as compared to a $1.6 million accrued earnout gain in the nine months ended September 30, 2011 due to the change in probability of achieving sales milestones related to the Hyper9 accrued earnout during those periods. In February 2012, we paid approximately $3.5 million of cash upon the achievement of these sales milestones.

Other Income (Expense)

Other income (expense) increased by $0.1 million primarily due to an increase in net gains on foreign currency transactions partially offset by a decrease in the amount of grant income received for the nine months ended September 30, 2012 as compared to the same period in 2011. In 2012, we began utilizing purchased foreign currency forward contracts, therefore, the gains or losses on our foreign currency transactions are partially offset by the settlement of our foreign currency forward contracts.

Income Tax Expense

Our income tax expense increased by $7.9 million for the nine months ended September 30, 2012 as compared to the same period in 2011. This increase resulted from an increase in our income before income taxes of $20.8 million when comparing the same periods. Our effective tax rate increased from 25.2% in the nine months ended September 30, 2011 compared to 28.4% in the nine months ended September 30, 2012, which was primarily attributable to the recognition of certain discrete tax items in 2011 and the expiration of the U.S. research and experimentation tax credit, which was partially offset by an increase in international earnings, which are generally taxed at lower tax rates.

Non-GAAP Financial Measures

In addition to disclosing financial measures prepared in accordance with GAAP, this Form 10-Q includes the following financial measures defined as non-GAAP financial measures by the SEC: (i) non-GAAP operating income; (ii) non-GAAP net income; (iii) non-GAAP diluted earnings per share; and (iv) free cash flow. Each of these financial measures excludes the impact of certain items and therefore has not been calculated in accordance with GAAP. In this report, these non-GAAP financial measures exclude stock-based compensation expense and related employer-paid payroll taxes; amortization of intangible assets; and acquisition related adjustments, including contingent consideration fair value adjustments due to the changes in probability assumptions of achieving the earnout criteria and due to the passage of time. Each of these non-GAAP adjustments is described in more detail below. In addition to these adjustments, management may include or exclude additional items from these or similar non-GAAP financial measures in future periods to the extent that management believes such items may not be indicative of our core business. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is also included below.

We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results because they exclude certain amounts that our management and Board of Directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining employee incentive compensation. Accordingly, these non-GAAP financial measures may provide insight to investors into the motivation and decision-making of management in operating the business. In addition, by comparing our non-GAAP financial measures in different historical periods, our investors can evaluate our operating results without the additional variations of certain items that may not be indicative of our core operations, including stock-based compensation expense, which is a non-cash expense that is not a key measure of our operations.

While we believe that these non-GAAP financial measures provide useful supplemental information, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures and the method by which their assets were acquired. Items such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes and acquisition related adjustments, as well as the related tax impacts of these items can have a material impact on operating and net income. In addition, free cash flow does not represent the total increase or decrease in the cash balances for the period. As a result, these non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reconciling the non-GAAP financial measures to their most comparable GAAP financial measure. Investors are encouraged to review the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures below.

For a detailed explanation of the adjustments made to comparable GAAP financial measures, the reasons why management uses these measures and the usefulness of these measures, see footnotes (1)—(6) below.

Non-GAAP Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
GAAP operating income	$31,484	$25,253	$82,090	$61,437
Amortization of intangible assets (1)	3,623	2,065	10,666	4,672
Stock-based compensation expense and related employer-paid payroll taxes (2)	3,979	2,665	11,831	8,332
Acquisition related adjustments (3)	498	(1,372)	831	(458)

Non-GAAP operating income	$39,584	$28,611	$105,418	$73,983

The increases in non-GAAP operating income for the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011 were primarily due to increases in the corresponding GAAP operating income, which were driven by higher revenue volumes in the corresponding periods. Amortization of intangible assets, which is excluded from our non-GAAP operating income, also increased in the third quarter and the first three quarters of 2012 as compared to the same periods in 2011 primarily due to the increase in intangible assets resulting from the various acquisitions that were completed during the fourth quarter of 2011 and the first three quarters of 2012. Stock-based compensation expense and related employer-paid payroll taxes increased primarily due to share-based incentive awards issued to employees for retention and, to a lesser extent, the addition of employees through acquisitions and organic growth. Our acquisition related adjustments increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to the $1.6 million accrued earnout gain recorded in the third quarter of 2011 and variations in the legal, accounting and advisory fees and restructuring costs associated with each of our acquisitions.

Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
GAAP net income	$22,486	$20,888	$59,044	$46,149
Amortization of intangible assets (1)	3,623	2,065	10,666	4,672
Stock-based compensation expense and related employer-paid payroll taxes (2)	3,979	2,665	11,831	8,332
Acquisition related adjustments (3)	529	(1,275)	884	(253)
Tax benefits associated with above adjustments (4)	(2,240)	(1,355)	(6,456)	(3,525)

Non-GAAP net income	$28,377	$22,988	$75,969	$55,375

Weighted-average number of shares used in computing diluted earnings per share	76,303	74,457	75,871	74,269

Non-GAAP diluted earnings per share (5)	$0.37	$0.31	$1.00	$0.75

The increases in non-GAAP net income for the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011 were primarily due to increases in the corresponding GAAP net income and the adjustments discussed above in the calculation of non-GAAP operating income. Other adjustments to non-GAAP net income include fair value adjustments due to the passage of time related to contingent consideration included in acquisition related costs and the tax benefits associated with the excluded items. Non-GAAP diluted earnings per share increased for the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011 primarily due to the increase in non-GAAP net income as discussed above as the number of shares used in the computation did not change significantly.

Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
GAAP cash flows from operating activities	$34,992	$32,470	$97,427	$74,973
Excess tax benefit from stock-based compensation	3,737	693	8,921	5,132
Purchases of property and equipment	(1,521)	(780)	(3,081)	(1,843)

Free cash flow (6)	$37,208	$32,383	$103,267	$78,262

The increase in free cash flow for the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011 were primarily due to the increase in operating income that converted to cash flow and an increase in excess tax benefit from stock-based compensation, which is a reduction in cash payments related to income taxes.

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

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term investments were $208.5 million as of September 30, 2012. Our international subsidiaries held approximately $37.6 million of cash and cash equivalents of which 91.9% was held in Euros as of September 30, 2012. We currently intend that the earnings generated by our international operations will be invested indefinitely in those operations and we do not expect to repatriate those earnings to our domestic operations. If we were to try and repatriate these earnings, we would incur a U.S. federal income tax liability that is not currently accrued in our financial statements.

Our available cash and cash equivalents are held in bank deposits and money market funds at September 30, 2012. Our short-term and long-term investments, classified as available-for-sale securities, consist primarily of corporate bonds, municipal bonds and commercial paper held in investment accounts in the United States.

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

Summarized cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
(in thousands)	2012	2011
Net cash provided by operating activities	$97,427	$74,973
Net cash used in investing activities	(79,121)	(94,802)
Net cash provided by financing activities	16,111	13,596
Effect of exchange rate changes	(64)	53
Net increase (decrease) in cash and cash equivalents	34,353	(6,180)

Operating Activities

Cash provided by operating activities is comprised of net income, adjustments for non-cash operating activities and changes in operating assets and liabilities. Adjustments for non-cash expenses were $15.6 million and $8.6 million for the nine months ended September 30, 2012 and 2011, respectively. These adjustments primarily consist of depreciation and amortization, stock-based compensation expense and excess tax benefits related to employee stock-based awards. Stock-based compensation expense reduced income before income taxes by $11.4 million and $8.1 million in the nine months ended September 30, 2012 and 2011, respectively. We also recognized a gain on the change in fair value of the Hyper9 acquisition earnout of $0.1 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively, due to an adjustment in our probability assumption of achieving the earnout criteria.

The change in cash flows relating to operating activities resulted from changes in operating assets and liabilities and is primarily driven by the sales of our software and maintenance renewals. The significant changes in operating assets and liabilities include the following:

•

Deferred revenue increased to $98.1 million at September 30, 2012 as compared to $77.1 million at December 31, 2011, resulting in an increase in operating liabilities and reflecting a cash inflow of $19.2 million for the nine months ended September 30, 2012. For the nine month period ended September 30, 2011, net cash provided by operating activities increased $14.1 million due to an increase in deferred revenue during the period. The increase in deferred revenue was due primarily to the increase in the sales of our software and maintenance renewals.

•

Changes in our income tax receivable and payable balances are also significant components of our cash flows from operating activities. The increase in our income tax payable was primarily due to the growth in our taxable income. Net cash provided by operating activities was reduced by income tax payments of $11.1 million in the first three quarters of 2012.

•

Accounts receivables increased to $39.0 million at September 30, 2012 as compared to $27.0 million at December 31, 2011 resulting in an increase in operating assets and reflecting a cash outflow of $12.3 million for the nine months ended September 30, 2012. The increase in accounts receivable for the nine months ended September 30, 2011 as compared to December 31, 2010 resulted in cash outflows of $8.3 million for the nine months ended September 30, 2011. Our accounts receivable balance fluctuates from period to period depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts, which affects our cash flow from operating activities. Our accounts receivable balance represents trade receivables from customers when we have provided software licenses and/or software maintenance agreements and we have not yet received payment. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.2 million and $0.3 million at September 30, 2012 and 2011, respectively. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 50.1 days at September 30, 2012.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 was primarily related to $49.2 million of cash used to purchase available-for-sale securities classified as short-term and long-term investments, $48.3 million of cash used for acquisitions (refer to Note 2—Acquisitions of our Notes to Condensed Consolidated Financial Statements for additional details) and $26.8 million of proceeds from maturities of investments. Also during the nine months ended September 30, 2012, we paid approximately $4.5 million of cash upon the achievement of certain earnout objectives related to acquisition accrued earnouts. The earnout payments of $4.2 million are reflected in cash flows from investing activities and the changes in fair value due to the passage of time of $0.3 million are reflected in cash flows from operating activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2012.

Net cash used in investing activities for the nine months ended September 30, 2011 was primarily due to the $58.5 million of cash used in our acquisitions of Hyper9 and TriGeo, $30.2 million of cash used to purchase available-for-sale investments and the $3.7 million fair value of the earnout payment related to the acquisition of Tek-Tools in January 2010.

We estimate our capital expenditures for the remaining three months of 2012 to be approximately $2.0 million, comprised primarily of leasehold improvements and computer equipment related to the expansion of our international facilities. We expect our capital expenditures in fiscal year 2013 to be approximately $6.0 million. Our estimated capital expenditures for 2013 primarily include costs related to our expected growth and expansions of our corporate headquarters in Austin, Texas and our international research and development centers in the Czech Republic and India.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was primarily due to the excess tax benefit related to stock-based awards of $8.9 million, which is a reduction in cash payments related to income taxes and $8.7 million of proceeds from the exercise of employee stock options. In addition, for the nine months ended September 30, 2012, we withheld and retired shares of common stock to satisfy $1.5 million of minimum statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to restricted stock units issued during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements as of September 30, 2012. Net cash provided by financing activities for the nine months ended September 30, 2011 was due to $8.8 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock option exercises of $5.1 million, which is a reduction in cash payments related to income taxes.

Anticipated Cash Flows

We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations and our capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of any acquisitions to expand our business, the timing of expansions to our office facilities, the timing of introductions of new software products and enhancements to existing software products, and the continuing market acceptance of our software offerings. We expect to continue to pursue acquisitions that will enable us to enter new markets or new segments of our existing markets by bringing new product offerings to market more quickly than we can develop them.

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

Contractual Obligations and Commitments

As of September 30, 2012, there have been no material changes in our contractual obligations and commitments that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Off-Balance Sheet Arrangements

During the first three quarters of 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain financial market risks, including the following:

Interest Rate Risk

We had cash and cash equivalents of $157.1 million and $122.7 million at September 30, 2012 and December 31, 2011, respectively. We also had short-term and long-term investments classified as available-for-sale securities of $51.5 million and $29.7 million at September 30, 2012 and December 31, 2011, respectively. Our cash and cash equivalents consist primarily of bank deposits and money market funds, and our available-for-sale securities consist primarily of corporate bonds, municipal bonds and commercial paper held in investment accounts in the United States. We hold cash, cash equivalents and available-for-sale securities for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.

We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at September 30, 2012. Our portfolio of available-for-sale securities classified as investments is subject to market risk due to changes in interest rates. Changes in interest rates could impact our future investment income, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investment securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

Foreign Currency Risk

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our foreign subsidiaries was approximately 23.7% of our total revenue for the nine months ended September 30, 2012. The foreign currencies that we invoice and on which we collect are the Euro, British Pound Sterling, Australian Dollar and Japanese Yen. Expenses incurred by our international subsidiaries are, generally, denominated in the local currency of the subsidiary. Our consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies.

During the first quarter of 2012, we began utilizing purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operational and functional positions. As of September 30, 2012, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. See Note 4—Derivative Instruments, in the Notes to Condensed Consolidated Financial Statements for a summary of the effect of derivative instruments on our condensed consolidated statement of income.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2010, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (“Uniloc”) brought a lawsuit against the Company and several other defendants in the United States District Court for the Eastern District of Texas (“Eastern District of Texas”). The complaint filed by Uniloc alleges that the Company and each of the other fifteen named defendants’ software infringe U.S. patent 5,490,216 (“216 Patent”) allegedly owned by Uniloc. Uniloc alleges that the Company’s software, specifically its license key system, infringes upon its patent that utilizes a system for activating software products through a registration process. In September 2011, another company, Sureloc, Inc. (“Sureloc”) claimed that it owns the 216 Patent. As a result, on November 3, 2011, Uniloc and its affiliates filed a lawsuit in the Superior Court of the State of California against Sureloc, Inc., Patrick Rooney, and Does 1-100 (the “Sureloc case”), seeking, among other things, a declaratory judgment that Uniloc and not Sureloc, is the exclusive owner of the 216 Patent. Once the Eastern District of Texas was informed of the Sureloc case, all Uniloc cases that were pending before the Eastern District of Texas were stayed on December 1, 2011. Consequently, the entire basis of Uniloc’s claim of ownership of the 216 Patent is pending the outcome of the Sureloc case. Because this lawsuit is stayed and continues to only be in the initial stages, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
July 1-31, 2012	2,349	$43.37	—	$—
August 1-31, 2012	661	55.28	—	—
September 1-30, 2012	—	—	—	—

(1)	Represents shares of our common stock withheld by us to satisfy employee withholding obligations due from equity awards issued pursuant to our 2008 Equity Incentive Plan.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

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

SOLARWINDS, INC.

Dated: October 31, 2012	By:	/s/ MICHAEL J. BERRY

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