Form 10-K
period 2012-12-31
SolarWinds, Inc.
filed 2013-02-19
CIK 1428669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 29, 2012, the aggregate market value of its shares held by non-affiliates on that date was approximately $2,679,073,162.

On February 14, 2013, 74,966,659 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2013 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2012 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Safe Harbor Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “should,” “will,” “would,” “could” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations including, without limitation, the following:

•

Our plan to continue to focus on growth opportunities within our existing customer base and IT infrastructure management markets through increased brand awareness and product depth and breadth, through expansion into adjacent areas of IT infrastructure management and by expanding our business globally;

•	Our objective to extend our market presence by providing IT professionals with easy-to-use and affordable enterprise-class software that solves their specific needs;

•

Our belief that the IT infrastructure management markets throughout North America and the rest of the world remain significantly under-penetrated and represent a significant opportunity to continue our growth;

•	Our intention to penetrate under-penetrated markets further by leveraging our customer base and end-user community and by using our strategic marketing programs to identify and obtain new customers;

•

Our belief that a substantial opportunity exists for sales of our software in the Europe, Middle East and Africa region, the Asian-Pacific region and the Latin American region and our intention to increase our sales, marketing and support operations in these regions;

•	Our anticipation of continuing our international expansion to further market, sell and develop our products;

•	Our plan to continue to scale and develop our existing group of international distributors and resellers;

•	Our plan to continue our strategy of delivering powerful, easy-to-use and affordable software while leveraging the web as the primary method to reach potential customers in the new markets we enter;

•	Our intention to cross-sell and up-sell existing products into our growing customer base;

•

Our intention to seek to expand, and generate loyalty from, our customer base and our end-user community by providing a variety of free tools for IT professionals, by hosting our online community website, thwack, and through other marketing programs;

•

Our belief that our customers are highly satisfied users of our products and that there is a significant opportunity for follow-on sales of both incremental capacity and additional products and modules to our existing customers;

•

Our expectation to continue to pursue product-oriented acquisitions that will enable us to utilize our go-to-market strategy and enter new markets or new segments of our existing markets by bringing new product offerings to market more quickly than we can develop them;

•	Our plan to continue to develop new software products and modules that enhance and expand our current offerings;

•

Our intention to continue to expand our product offerings into new areas of software in which we can provide differentiated, easy-to-use enterprise-class software products that are marketed and sold directly to end-users;

•	Our expectation to continue to invest in our research and development activities by hiring engineers in our international locations;

•	Our intention to continue to build our customer base and end-user community through marketing of relevant web-based content and online communications;

•	Our expectation to continue to add additional channel partners as we expand geographically;

•	Our expectation to continue to experience some seasonality in our new license sales and, consequently, our cash collections;

•	Our expectation that competition will continue to increase both from existing competitors and new market entrants;

•

Our management’s intention to continue to exclude in their projections the potential revenue associated with certain transactions with U.S. federal government entities that are associated with projects involving larger end user technology implementations that typically involve multiple companies, resellers and/or service providers, or what we refer to as project-based transactions, which are difficult to predict;

•

Our management’s intention to state possible outcomes as high and low ranges when providing information regarding our financial outlook, which will be intended to provide a sensitivity analysis as variables are changed but will not be intended to represent that actual results could not fall outside of the suggested ranges;

•	Our expectation to incur significant additional expenses in expanding our sales personnel and our international operations in order to convert leads into sales of our products;

•	Our expectation to continue making similar acquisitions to those we made in 2012 and possibly larger acquisitions as part of our growth strategy;

•	Our intention to make additional investments in systems, facilities and personnel and to continue to expand our operations to support anticipated future growth in our business;

•	Our plan to continue to expand our sales force both domestically and internationally;

•	Our expectation to continue to expand our international operations for the foreseeable future;

•	Our intention to increase our expenditures on brand promotion;

•	Our expectation to utilize additional systems and service providers that may be essential to managing our business as we expand our operations;

•

Our expectation that the income tax benefit related to the 2012 R&E tax credit will be reflected in our results of operations for the quarter ended March 31, 2013 and will reduce our effective tax rate for the quarter and to a lesser extent the effective annual tax rate;

•	Our intention to either invest our non-U.S. earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner;

•	Our intention to continue to pursue strategic acquisitions and potentially pay for such acquisitions, in part or in full, through the issuance of additional equity;

•	Our expectation that all of our future earnings will be used for the operation and growth of our business and that no dividends will be paid on shares of our common stock in the foreseeable future;

•	Our belief that our current facilities and planned expansion facilities may not be adequate for the foreseeable future and additional space may be required;

•	Our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that we may incur as a result of those proceedings;

•	Our belief that strategic product acquisitions and product releases that we made in 2011 and 2012 will be important to our long-term growth;

•

Our expectation that we will continue to look for acquisitions similar to those we have completed in the past and will be more aggressive in looking at new markets in the future to supplement our internal product development efforts;

•	Our belief that certain strategic investments we made in our business in 2012 will be an important foundation for our long-term growth;

•

Our expectation to grow our business by focusing on initiatives such as acquisitions of products that will expand our network management and systems and application offerings or potentially acquisitions of products in new markets, increasing our presence in several key geographic markets, expanding our web presence, brand awareness and improving our communication with prospects and our current customers, domestically and internationally, and international expansion company-wide at lower cost locations;

•

Our expectation to continue to generate solid growth while delivering strong operating income and increase our cash flows from operating activities in 2013 with our disciplined approach to investing in our business combined with the large market opportunity;

•	Our assumption that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our IT management products;

•	Our expectation that core product transaction volume growth will be the primary driver of our new license growth;

•	Our belief that IT-related trends and the limitations of existing offerings present a significant market opportunity for our products;

•	Our expectation that our revenue will continue to grow as we capitalize on IT-related trends and other market opportunities and target license revenue growth of 20% over the next three to five years;

•

Our belief that although difficult economic conditions in certain geographic regions may adversely affect the sales of our products, such conditions could also offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of some competing products;

•

Our expectation that the U.S. federal government will continue to be a significant market opportunity and our belief that the ease of deployment, power and scalability of our products gives us a competitive advantage to sell to various agencies and departments of the U.S. federal government;

•	Our expectation that we will continue to experience inconsistency in the buying pattern of the U.S. federal government for larger transactions with our products;

•

Our belief that many of our larger transactions with the U.S. federal government are dependent on specific projects that may or may not be continued at the same scale in the future due to budgetary cuts or other reasons, and the reduction or cancellation of specific projects such as these may change the buying patterns of the U.S. federal government and could result in our sales to the U.S. government being less than expected;

•	Our belief that maintenance revenue is an important source of our future revenue and expectation that maintenance revenue will continue to increase in absolute dollars in future periods;

•

Our expectation that our cost of revenue will increase in absolute dollars and fluctuate as a percentage of revenue as we acquire additional companies and as we increase our headcount to support new customers and product offerings;

•	Our expectation that our operating expenses will continue to increase in absolute dollars as we make long-term investments in our business both domestically and internationally;

•

Our expectation to continue to target our corporate margin structure as we acquire additional companies and integrate the businesses although our operating expenses in future periods may increase in absolute dollars and fluctuate as a percentage of revenue as a result of such acquisitions;

•

Our intention to continue to grant equity awards to our current executives and employees and those who join us in the future through acquisitions or otherwise, which will result in additional stock-based compensation expense;

•	Our expectation to continue to hire sales personnel in the United States and in our international sales offices at a rate consistent with our expected new license sales growth;

•	Our expectation to continue to invest in our websites, online user community site and marketing programs to drive customer downloads and support our new product launches;

•

Our expectation to continue to invest in our research development activities by hiring engineers in our international locations, which will allow us to continue our research and development growth strategy internationally;

•	Our expectation that we will incur higher administrative costs in future periods as our business continues to grow both organically and through acquisitions;

•	Our expectation that our international income, as a percentage of total income, will increase resulting in a corresponding decline in our effective income tax rate;

•

Our plan to grant restricted stock units as the primary form of equity awards to our employees in 2013 and to continue to grant restricted stock units and stock options to our executives and board of directors in 2013;

•	Our expectation that our international cash and cash equivalents will continue to increase as a percentage of our consolidated cash and cash equivalents;

•

Our intention that the earnings generated by our international operations will be invested indefinitely in those operations and our expectation that we will not repatriate those earnings to our domestic operations;

•

Our expectation that capital expenditures in fiscal year 2013 will be approximately $6.0 to $8.0 million and primarily include equipment, software, leasehold improvements and furniture related to the expected growth of our corporate headquarters in Austin, Texas and our international research development centers in the Czech Republic and India; and

•

Our belief that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations and our capital expenditures for at least the next 12 months.

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

Overview

SolarWinds, Inc. and its subsidiaries (“SolarWinds,” the “Company,” “we,” “us” or “our”) design, develop, market, sell and support enterprise-class information technology, or IT, infrastructure management software to IT professionals in organizations of all sizes. Our product offerings range from individual software tools to more comprehensive software products that solve problems encountered every day by IT professionals. Our products are designed to help enable efficient and effective management of their network, systems and application infrastructure. This includes software for managing the performance, health, and configurations of network devices, firewalls, applications, physical and virtual servers, storage devices, as well as software for log and security information management. It also includes software that provides IT professionals with mobile and remote access to their IT infrastructure and software to help them track and resolve IT issues along with their IT assets.

As a core part of our strategy, we utilize a differentiated business model for providing enterprise-class software to IT professionals within organizations of all sizes worldwide. Key differentiating elements of our business model include powerful and scalable, yet easy-to-use and affordable IT management software that is produced utilizing a highly efficient product development and engineering process, a scalable marketing model and a high-volume, transaction-oriented inside sales model that have allowed us to drive and support rapid growth in our business at high operating margins while offering our products at prices that are typically lower than competing vendors.

We manage our business with a culture and systems that are focused on metrics, helping us to achieve consistency in our execution. We design our products to be easy-to-install and easy-to-evaluate, allowing potential buyers of our software to see the value that the products provide after downloading a free version of the software from our website for evaluation. We design our marketing programs to drive visitors to our websites in order to generate large volumes of highly qualified leads. We are committed to an inside sales model which we call “selling from the inside.” This approach utilizes a disciplined, transaction-oriented process to convert these leads into paying customers at a higher level of productivity at a lower cost than is typically achieved with a traditional outside sales force that travels and incurs higher costs.

We incorporated in the State of Oklahoma in 1999 and reincorporated in the State of Delaware in 2008 under the name SolarWinds, Inc. Our principal executive offices are located at 3711 South MoPac Expressway, Building Two, Austin, Texas 78746, and our telephone number is (512) 682-9300.

Our Growth Strategy

Our differentiated business model of providing low-cost, easy-to-install and easy-to-use software marketed and sold directly to IT professionals through a highly productive and efficient inside sales force is the core of our strategy. We also sell our software through distributors and resellers to supplement our sales force, expand our global presence, reach various market segments and help us to initiate and fulfill sales orders from state, local and federal governments and those commercial customers that prefer to make purchases through a particular reseller or distributor. We evaluate all of our strategic opportunities to ensure that they are compatible with our model for providing cost-efficient, downloadable enterprise-class software that can be marketed and sold through a high volume, transaction-oriented model.

We plan to continue to focus on growth opportunities within our existing customer base and IT infrastructure management markets through increased brand awareness and product depth and breadth, through expansion into adjacent areas of IT infrastructure management and by expanding our business globally. Our objective is to extend our market presence by providing IT professionals with easy-to-use and affordable enterprise-class software that solves their specific needs. The following are key elements of our growth strategy:

•	Continue to Add New Customers in Under-penetrated Markets. We believe that the IT infrastructure management markets throughout North America and the rest of the world remain significantly under-penetrated and represent a significant opportunity to continue our growth. We intend to penetrate these markets further by leveraging our customer base and end-user community and by using our strategic marketing programs to identify and obtain new customers.

•

Expand Our Business in International Markets. We believe a substantial opportunity exists for sales of our software in the Europe, Middle East and Africa region (“EMEA”), the Asian-Pacific region and the Latin America region and we intend to increase our sales, marketing and support operations in these regions. We are in the initial phases of localizing our products, websites, and documentation for a number of key international markets. This includes local language versions of certain products with country-specific product documentation, websites and marketing material. We believe our market penetration is low in many geographic and end user markets in which we sell products. We anticipate continuing our international expansion to further market, sell and develop our products. In addition, we plan to continue to scale and develop our existing group of international distributors and resellers. In the new markets we enter, we plan to continue our strategy of delivering powerful, easy-to-use and affordable software while leveraging the web as the primary method to reach potential customers.

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

•

Selectively Expand Our Product Portfolio by Pursuing Strategic Acquisitions and Product Development. We expect to continue to pursue product-oriented acquisitions that will enable us to utilize our go-to-market strategy and enter new markets or new segments of our existing markets by bringing new product offerings to market more quickly than we can develop them. In addition, we plan to continue to develop new software products and modules that enhance and expand our current offerings. We also intend to continue to expand our product offerings into new areas of software in which we can provide differentiated, easy-to-use enterprise-class software products that are marketed and sold directly to end-users.

Our Products

We offer a broad portfolio of powerful, yet easy-to-use and affordable products for IT infrastructure management. Our products are classified into three categories: core products, transactional products and free tools.

Core Products

Our core products consist of enterprise-class IT management products that are used by IT professionals and teams in companies of all sizes to configure, monitor, and report on the health and performance of their network, systems, and application infrastructure. These products provide advanced IT management functionality and are capable of scaling from simple to complex environments. Our core products are priced affordably so that individual IT professionals can typically purchase them with one or two levels of or, in some cases, no management approval. Our current core products provide enterprise-class functionality across network management and systems and application management and include:

Network Management. Our enterprise-class network management products share integrated components, databases, web servers and user administration. Our network management products are designed to operate together seamlessly, while still allowing network professionals to purchase and deploy only the products they need. Our network management product group also includes SolarWinds Log and Event Manager, which allows IT professionals to automate the collection and analysis of log data for the purposes of IT operations, security, and compliance management.

•

SolarWinds Network Performance Monitor. Our flagship product, Network Performance Monitor, is a server-based fault and performance management platform designed to minimize network downtime. Network Performance Monitor monitors and analyzes real-time, in-depth network performance metrics for routers, switches, servers and other Simple Network Management Protocol, or SNMP, enabled devices to provide both current and historical views into the availability and performance of a network and all devices attached to it. Network Performance Monitor is modular and has the ability to scale with the growth of a network. It can also be expanded through the use of add-on modules and polling engines. End-users can configure Network Performance Monitor to alert network professionals of network events, including thresholds, correlated events, sustained conditions and complex combinations of device states. Network Performance Monitor drives follow-on sales of our other products and, together with its related modules, currently generates a majority of our revenue.

•

Additional Network Management Products. We offer a number of additional network management products that solve a variety of network management issues and extend the capabilities of Network Performance Monitor. These products are purchased separately and are typically fully integrated with our Network Performance Monitor’s web console and database. These additional network management products include:

•

SolarWinds IP Address Manager. IP Address Manager tracks, manages and reports on the use of IP addresses through a web interface. In addition, IP Address Manager provides a single interface for management of third party DHCP and DNS IP infrastructure.

•

SolarWinds NetFlow Traffic Analyzer. NetFlow Traffic Analyzer utilizes Cisco Systems’ NetFlow protocol and other similar protocols to extract data from network devices to provide an in-depth view of which end-users, protocols and applications are consuming network bandwidth.

•

SolarWinds Network Configuration Manager. Network Configuration Manager is a server-based product that automates the processes of network device discovery, network inventory management and network change management.

•

SolarWinds VoIP & Network Quality Manager. VoIP & Network Quality Manager monitors VoIP and WAN performance from the perspective of multiple remote sites by tracking key edge-to-edge router performance statistics using Cisco IP SLA technology.

•

SolarWinds Firewall Security Manager. Firewall Security Manager provides multi-vendor support for firewall analytics and management enabling the automation of firewall security audits, firewall and router analysis, and simplified troubleshooting and change management.

•

SolarWinds User Device Tracker. User Device Tracker is a server-based switch port management tool for tracking and identifying the devices connected to the network, managing network port capacity and responding to network threats posed by rogue devices.

•

SolarWinds Enterprise Operations Console. Enterprise Operations Console is a server-based product that provides summarized web-based views of multiple instances of Network Performance Monitor, Network Performance Monitor modules, and Server & Application Monitor, enabling flexible deployment architectures for large or distributed environments.

•

SolarWinds Scalability Engines. Scalability engines increase the scale and provide fail-over for a number of our network management and systems and application management products increasing their monitoring capabilities to a larger number of devices by distributing the polling load across additional servers and ensuring up-time.

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

Systems and Application Management. Our enterprise-class systems and application performance management products allow system administrators to monitor and manage the performance of physical and virtual servers, applications, and storage devices. This includes products for monitoring end-user application experience, performing patch management, IT help desk ticketing, and mobile device-based IT management capabilities. Many of our systems and application management products are designed to operate together seamlessly, as well as with our network management products.

•

SolarWinds Server & Application Monitor. Server & Application Monitor is a server-based availability and performance management system for applications and server infrastructure, both virtual and physical. Server & Application Monitor provides a view of critical IT services and allows system administrators to drill down and view application-specific server processes, performance counters, synthetic end-user transactions and custom data collected via scripts. With Server & Application Monitor, end-users can configure customized alerts and reports for tracking and managing application and server performance. These capabilities allow system administrators to monitor, manage and optimize the performance of an increasingly complex and growing number of mission-critical business applications. Server & Application Monitor supports over 200 major applications, with extensibility to support additional applications on both the Windows and Linux operating systems.

•

SolarWinds Storage Manager, powered by Profiler. Storage Manager is a server-based product that combines reporting, monitoring and notification on the performance of storage resources, including direct-attached storage, or DAS, network-attached storage, or NAS and storage area networks, or SAN, from a wide range of storage hardware vendors. In addition, Storage Manager provides mapping of storage resources to physical and virtual infrastructure to help optimize storage allocation.

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

•

SolarWinds Web Performance Monitor. Web Performance Monitor captures the user steps of any web application through an easy-to-use recorder and continuously monitors the end-user experience of those web applications.

•	SolarWinds Mobile Admin®. Mobile Admin provides secure access to over 40 IT management tools through Android, iOS, and Blackberry mobile devices.

•	SolarWinds Web Help Desk®. Web Help Desk provides IT help desk ticketing, change management, IT asset management, and self-resolution of issues using a searchable knowledge base.

•

SolarWinds Serv-U® Managed File Transfer Server. Serv-U Managed File Transfer Server allows IT professionals to secure, automate, and manage file transfers and workflows. In addition, Serv-U Managed File Transfer Server provides comprehensive enterprise security, tracking and reporting features to demonstrate compliance with SOX, HIPAA, and GLBA regulations, as well as internal corporate standards.

Transactional Products

Our transactional products are desktop-based, laptop-based or server-based applications designed for individual IT professionals who need specific solutions for routine, but complicated tasks. Our transactional products include individual tools and toolsets, which combine many powerful tools together into a single package, as well as entry-level IT infrastructure monitoring functionality. Similar to our core products, we price our transactional products so that an individual IT professional can purchase them with one level of or, in some cases, no management approval. We believe that broad awareness and usage of our tools create positive relationships and loyalty with IT professionals, who in turn influence the purchase of our other products. Our transactional products sell at a much lower price point and higher volume than our core products and represent less than 15% of our new license sales.

Network Management. Our current network management transactional products include Standard Toolset, Engineer’s Toolset, Kiwi Syslog® Server, Kiwi CatTools®, and Kiwi Logviewer, or Kiwi products, ipMonitor® and LANsurveyor®.

Systems and Application Management. Our current systems and application management transactional products include DameWare® Remote Support and DameWare Mini Remote Control, or DameWare products, which allow system administrators to remotely manage computers on their networks.

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

Maintenance and Support

Our perpetual license customers generally receive one year of software maintenance and support as part of their initial purchase of our products and have the option to renew their maintenance agreements. These maintenance agreements provide customers the right to receive software updates, maintenance releases and patches, when and if they become available, and access to our world-wide multi-lingual team of internal support representatives.

Our typical customers are network professionals, systems administrators, storage administrators or virtual administrators who are sophisticated users of software and related technologies. We devote significant resources to designing software products that are easy-to-install, configure and use, and to developing extensive, easy-to-understand instruction manuals and online tutorials for our products. We also utilize community websites, such as thwack, as forums for our end-users to share information, tips, tools and other valuable resources. Through these online communities, users of our software are able to find answers for many technical problems, discover new uses for our software, and provide suggestions or feedback to our product development teams. As a result of these efforts, our customers are able to resolve many technical issues without having to contact our support representatives, which significantly reduces our total support expenses.

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

We utilize small development teams. Each of these teams is dedicated to specific products and work according to a structured and repeatable, iterative process. These teams apply a standard architecture to their individual products, and are managed centrally to ensure standardization, efficiency and interoperability. We use a hybrid onshore and offshore development model, wherein product requirements definition and technical design are primarily performed by our technical staff in the United States along with staff in the Czech Republic, who work closely with development teams in our international facilities and with two contract development vendors in Eastern Europe that write code and do testing and quality assurance. Since establishing our research and development centers in the Czech Republic and India, and as a result of our acquisitions, we have significantly increased our research and development employee headcount. We expect to continue to invest in our research and development activities by hiring engineers in our international locations. We believe that we have developed a differentiated process that allows us to release new software rapidly and cost effectively, a process that we continue to improve upon each year. Using our development model, we had 53 product releases in 2010, 64 product releases in 2011 and 82 product releases in 2012.

Marketing and Sales

We have designed our marketing and sales model to be efficient for very high volumes of low-price transactions. Our marketing efforts focus on driving traffic to our websites and on generating high quality sales leads, primarily consisting of end-users who download a free evaluation of our software. Our sales efforts focus on converting these leads into paying customers through a high volume, short duration, sales process that we measure and manage frequently.

Marketing

We use a variety of online marketing programs for lead generation, as well as more traditional direct marketing and indirect channel partner marketing programs to drive traffic to our websites. These efforts leverage the ubiquity of Internet search engines through search engine marketing and optimization programs. In addition, we send a series of targeted emails to end-users who have downloaded free evaluations of one or more of our software products or received our corporate communications or public relations material. Once we drive traffic to our websites, we have a well-defined process that allows us to automatically track visitors’ activities, communicate with potential customers, encourage downloads of our software and provide highly qualified leads to our sales organization.

Our historical marketing approach, which continues to be important to us, was based on word-of-mouth and customer references. It allowed us to build a substantial customer base and community of network engineers and IT professionals who use our products and act as advocates for them. We continue to build our customer base and this community through marketing of relevant web-based content and online communications. Examples of our initiatives include thwack, a community website designed for IT professionals that provides our end-users and the broader IT management community with information, tools and valuable resources, several company sponsored blogs in which we provide perspectives and information relevant to the IT management marketplace, network engineering, systems management, virtualization, security and other technical topics, and quarterly newsletters designed to inform, and keep us connected to, our end-user base and other prospective customers. Other marketing activities include attending IT management related trade shows, social marketing programs, communicating with industry analysts and hosting webinars on IT management issues to create awareness of our brand and software products.

Sales

We license our software directly to our customers. The majority of our sales leads come from potential customers or existing customers who have downloaded one of our core products and use that product during a trial period. Therefore, our sales force typically contacts potential buyers and the potential buyers already understand how our products are used and the value of our products. As a result, our sales cycles are not as long as they are for companies making “cold” calls.

We execute all of our direct sales through a sales organization that is physically located in one of our sales offices in the United States, Europe, Asia or Latin America. Our efficient and low-cost sales process is predicated on these sales professionals being physically located in one of our offices and having a deep knowledge of our sales model and process. We call this “selling from the inside” as it is different from other companies that simply use personnel that they call “inside sales” to create leads or to sell to only smaller organizations. Our sales teams respond to incoming demand and sell our products to companies of all sizes, from small businesses to Fortune 500 companies. We believe that our selling from the inside process has been one of the keys to our success.

We also sell our software through distributors and resellers to supplement our direct sales force, expand our global presence, reach various market segments and help us to initiate and fulfill sales orders from state, local and federal governments and those commercial customers that prefer to make purchases through a particular reseller. Sales to our channel partners often involve three tiers of distribution: a distributor, a reseller and an end-user customer. Our direct sales force works collaboratively with our channel partners to introduce them to customers and new sales opportunities. We provide licenses directly to the end user in sales of our software through our distributors and resellers. As we expand geographically, we expect to continue to add additional channel partners.

Our sales approach focuses on driving a high volume of relatively standardized transactions. We implement our approach through a disciplined sales process that provides clear guidelines for our sales force, and we actively measure and manage our sales results. We offer our products at low prices and typically using standard contract terms. We enable our customers to buy our products in a manner convenient to them, whether by purchase order, online with a credit card or through our channel partners.

We have experienced, and expect to continue to experience, some seasonality in our new license sales and, consequently, our cash collections. We typically achieve the highest levels of new license sales for the year in the third and fourth quarters. We believe that, in general, historical seasonality results primarily from the budgeting cycles of our customers being typically higher in the third and fourth quarters. New license sales for our U.S. federal business tend to peak in the third quarter of each calendar year as September 30 is the fiscal year end for the U.S. federal government. As a result, cash collections have historically been the highest in the fourth quarter of each calendar year. New license sales for our commercial business tend to peak in the fourth quarter of each calendar year as many companies typically have a December 31 fiscal year end.

We believe we have built a sales process and culture that is unique in the software industry, and that our sales force is able to achieve and maintain a higher level of productivity at a lower cost than most other enterprise software companies. Because our sales personnel do not need a professional software sales background, we have been able to keep our personnel costs low and can expand our direct sales force quickly.

Customers

In 2012, 2011 and 2010, we had one distributor that represented 10.2%, 11.9% and 12.4%, respectively, of our revenue from sales to various end-users. In 2010, we had one additional distributor that represented 10.0% of our revenue from sales to various end-users. We do not believe, however, that our business is substantially dependent on either distributor or that the loss of either relationship, or both relationships, would have a material adverse effect on our business, as we are generally directly involved with the end user in all of our sales regardless of whether we make the sale direct or through the reseller channel. For further information regarding concentrations of risks, see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Intellectual Property

We rely on a combination of copyright, trademark, trade dress and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have eight patents. We have also filed patent applications, but we cannot guarantee that patents will be issued with respect to our current patent applications in a manner that gives us the protection that we seek or at all. Our patents and any future patents issued to us may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

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

Competition

We face competition from both traditional, larger software vendors offering enterprise-wide software frameworks and services and smaller companies offering point solutions for application, log and event, network, storage resource or virtualization management. We also compete with network equipment vendors and systems management product providers whose products and services also address network and IT management requirements. Our principal competitors vary depending on the product we offer and include Hewlett Packard, IBM, CA Technologies, Cisco Systems, Inc., VMware, Inc., EMC Corporation, NetApp, Inc., BMC Software, Inc., Quest Software, now a part of Dell Inc., Infoblox Inc., and several smaller vendors.

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

Employees

As of December 31, 2012, we had 865 full-time employees, of which 473 were employed in the United States and 392 were employed outside of the United States. We consider our current relationship with our employees to be good. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.

Additional Information

Our website address is www.solarwinds.com. Our website and the contents therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The public may read and copy any materials we file with SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	our ability to maintain and increase sales to existing customers and to attract new customers;

•	general economic, industry and market conditions that impact expenditures for enterprise IT management software in the United States and other countries where we sell our software;

•	the timing and success of new product introductions by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to generate a significant volume of qualified sales leads;

•	higher marketing expenditures in an attempt to generate growing numbers of sales leads;

•	potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity;

•	the timing of revenue and expenses related to the development or acquisition of technologies, products or businesses;

•	potential goodwill and intangible asset impairment charges and amortization associated with acquired businesses;

•	decline in maintenance renewals;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;

•	occasional large customer orders, including in particular those placed by the U.S. federal government;

•	unpredictability and timing of buying decisions by the U.S. federal government; and

•	changes in tax rates in jurisdictions in which we operate.

Fluctuations in our quarterly operating results might lead analysts to change their models for valuing our common stock. As a result, our stock price could decline rapidly and we could face costly securities class action suits or other unanticipated issues.

Our actual operating results may differ significantly from information we provide regarding our financial outlook.

From time to time, we may provide information regarding our financial outlook in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, that represents our management’s estimates as of the date of release. This information regarding our financial outlook, which includes forward-looking statements, will be based on projections, including those related to certain of the factors listed above, prepared by our management. Neither our independent registered public accounting firm nor any other independent expert or outside party will compile or examine the projections nor, accordingly, will any such person express any opinion or any other form of assurance with respect thereto.

These projections will be based upon a number of assumptions and estimates that, while presented with numerical specificity, will be inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which will be beyond our control, and will also be based upon specific assumptions with respect to future business decisions, some of which will change. For example, our management has excluded and currently intends to continue to exclude in their projections the potential revenue associated with certain transactions with U.S. federal government entities that are associated with projects involving larger end user technology implementations that typically involve multiple companies, resellers and/or service providers, or what we refer to as project-based transactions, which are difficult to predict. To the extent we recognize revenue from these project-based transactions during a specific quarter, our actual operating results may differ significantly from information we may have provided regarding our financial outlook. We intend to state possible outcomes as high and low ranges, which will be intended to provide a sensitivity analysis as variables are changed but will not be intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release such information is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by analysts.

Information regarding our financial outlook is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying such information furnished by us will not materialize or will vary significantly from actual results. Accordingly, information that we provide regarding our financial outlook will only be an estimate of what management believes is realizable as of the date of release. Actual results will vary from our financial outlook, and the variations may be material and adverse. In light of the foregoing, investors are urged to consider these factors, not to rely exclusively upon information we provide regarding our financial outlook in making an investment decision regarding our common stock, and to take such information into consideration only in connection with other information included in our filings filed with or furnished to the SEC, including “Risk Factors” such as this one.

Any failure to implement our operating strategy successfully or the occurrence of any of the events or circumstances set forth under “Risk Factors” in this report could result in our actual operating results being different from information we provide regarding our financial outlook, and those differences might be adverse and material.

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

If we are unable to sell products to new customers or to sell additional products or upgrades to our existing customers, our revenue growth will be adversely affected and our operating income could decrease.

To increase our revenue, we must regularly add new customers and/or sell additional products or upgrades to existing customers. Even if we generate a significant volume of leads from our marketing activities, we must be able to sell products to a sufficient number of these new sales leads in order to achieve our expected revenue growth. We expect to incur significant additional expenses in expanding our sales personnel and our international operations in order to convert leads into sales of our products. If we are unable to sell products to new customers and additional products or upgrades to our existing customers as a result of these expenditures, we may be unable to grow our revenue and/or our operating results may be adversely affected.

Challenging or uncertain economic conditions could adversely affect our operating results.

Economies in many countries are experiencing uncertain and challenging conditions as a result of a multitude of factors, including, but not limited to, declines in gross domestic product, increases in unemployment, sovereign debt levels, political uncertainty or unrest and volatility in commodity prices and worldwide stock markets. During these challenging and uncertain economic periods, customers may reduce or delay technology purchases, including purchases of our software products. Our typically short sales cycle may lengthen if purchasing decisions are delayed as a result of uncertain information technology budgets, contract negotiations become more protracted or customers institute additional internal approvals for software purchases. Uncertain and challenging economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, financial condition, operating results and cash flows.

The ability to recruit, retain and develop key employees is critical to our success and growth, and our inability to attract and retain qualified personnel could harm our business.

Our business requires certain expertise and intellectual capital, particularly within our management team. For us to compete successfully and grow, we must retain, recruit and develop key personnel who can provide the needed expertise for our industry and products. As we move into new geographic areas, we will need to attract, recruit and retain qualified personnel in those locations. In addition, acquisitions could cause us to lose key personnel of the acquired businesses. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional key personnel or may fail to effectively replace current key personnel who depart with qualified or effective successors. We believe that replacing our key personnel with qualified successors is particularly challenging as we feel that our business model and approach to marketing and selling our products are unique. Any successors that we hire from outside of the Company would likely be unfamiliar with our business model and may therefore require significant time to understand and appreciate the important aspects of our business or fail to do so altogether. Our effort to retain and develop personnel may also result in significant additional expenses, including stock-based compensation expenses, which could adversely affect our profitability. New regulations and volatility or lack of performance in our stock price could also affect the value of our equity awards, which could affect our ability to attract and retain our key employees. We have made significant changes, and may make additional changes in the future, to our senior management team and other key personnel. We cannot provide assurances that key personnel, including our executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business.

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

If we are not able to integrate acquisitions successfully, our operating results and prospects could be harmed.

In order to expand our business, we made several acquisitions in 2012 and expect to continue making similar acquisitions and possibly larger acquisitions as part of our growth strategy. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Our past mergers and acquisitions and any mergers and acquisitions that we do in the future involve numerous risks, including, but not limited to, the following:

•	difficulties in integrating and managing the operations, systems, technologies and products of the companies we acquire;

•	diversion of our management’s attention from normal daily operations of our business;

•	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates, resellers, distributors and partners of the companies we acquire;

•

our inability to increase revenues from an acquisition for a number of reasons, including our failure to drive demand in our existing customer base for acquired products and our failure to obtain maintenance renewals or upgrades and new product sales from customers of the acquired businesses;

•	increased costs related to continuing support and development of acquired products;

•	our responsibility for the liabilities of the businesses we acquire;

•	potential goodwill and intangible asset impairment charges and amortization associated with acquired businesses;

•	adverse tax consequences associated with acquisitions;

•	changes in how we are required to account for our acquisitions under U.S. generally accepted accounting principles, including arrangements that we assume from an acquisition;

•	potential negative perceptions of our acquisitions by customers, financial markets or investors;

•

failure to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if at all, which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition;

•	our inability to apply and maintain our internal standards, controls, procedures and policies to acquired businesses; and

•	potential loss of key employees of the companies we acquire.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or concurrent acquisitions.

Additionally, acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. We may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. We may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us. If we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders will experience ownership dilution, and if we finance future acquisitions with debt funding, we will incur interest expense and may have to comply with financing covenants or secure the debt obligation with our assets.

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

Charges to earnings resulting from acquisitions may adversely affect our operating results.

When we acquire businesses, we allocate the purchase price to tangible assets and liabilities and identifiable intangible assets acquired at their acquisition date fair values. Any residual purchase price is recorded as goodwill, which is also generally measured at fair value. We also estimate the fair value of any contingent consideration. Our estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and involve significant judgments by management. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

•	costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention or relocation expenses;

•	impairment of goodwill or intangible assets;

•	a reduction in the useful lives of intangible assets acquired;

•	impairment of long-lived assets;

•	identification of, or changes to, assumed contingent liabilities;

•	charges to our operating results due to duplicative pre-merger activities;

•	charges to our operating results from expenses incurred to effect the acquisition; and

•	charges to our operating results due to the expensing of certain stock awards assumed in an acquisition.

Substantially all of these costs will be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred. Charges to our operating results in any given period could differ substantially from other periods based on the timing and size of our acquisitions and the extent of integration activities. For further information regarding our accounting for acquisitions see “Critical Accounting Policies and Estimates—Acquisitions” under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” and Note 2, Acquisitions, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Our operating income could fluctuate and may decline as a percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business.

We have continued to make significant investments in our operations to support additional growth, such as hiring substantial numbers of new personnel, investing in new facilities, acquiring other companies or their assets and establishing and broadening our international operations in order to expand our business. We intend to make additional investments in systems, facilities and personnel and to continue to expand our operations to support anticipated future growth in our business. We also expect to make acquisitions, many or all of which may increase our operating costs more than our revenue. As a result of these investments, our operating income could fluctuate and may decline as a percentage of revenue.

Failure to expand our sales operations effectively could harm our ability to increase our customer base and achieve broader market acceptance of our products.

Increasing our customer base and achieving broader market acceptance of our products will depend on our ability to expand our sales operations effectively. We are substantially dependent on our direct sales force, and to a significantly lesser extent certain resellers and distributors, to obtain new customers. We plan to continue to expand our sales force both domestically and internationally. Our ability to achieve significant growth in revenue in the future will depend on our success in recruiting, training and retaining sufficient numbers of sales personnel, and on the productivity of those personnel. Our recent and planned personnel additions may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do or plan to do business. Our operating results will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

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

We depend significantly on our core products, which represent a majority of our revenue in 2012, 2011 and 2010. If we are unable to add products and develop enhancements to our core products that are satisfactory to our customers, or if our customers purchase or develop their own competing products and technologies causing a reduction in demand for our core products, our operating results will be harmed.

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

We have international operations in the Republic of Ireland, the Czech Republic, Australia, India, Singapore and Brazil, all of which we established or acquired within the past five years. We also expect to continue to expand our international operations for the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include, but are not limited to:

•	fluctuations in currency exchange rates (which we only hedge to a limited extent at this time);

•	the complexity of, or changes in, foreign regulatory requirements;

•	difficulties in managing the staffing of international operations, including compliance with local labor and employment laws and regulations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, overlapping tax regimes, restrictions on the repatriation of earnings and changes in tax rates;

•	dependence on resellers and distributors to increase customer acquisition or drive localization efforts;

•	the burdens of complying with a wide variety of foreign laws and different legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	longer sales cycles;

•	political, social and economic instability abroad;

•	terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our operating results. We cannot be certain that the investment and additional resources required to establish, acquire or integrate operations in other countries will produce desired levels of revenue or profitability. If we are unable to effectively manage our expansion into additional geographic markets, our financial condition and results of operations could be harmed.

If we fail to develop and maintain our brands cost-effectively, our financial condition and operating results might suffer.

We believe that developing and maintaining awareness and integrity of our brands in a cost-effective manner are important to achieving widespread acceptance of our existing and future products and are important elements in attracting new customers. We believe that the importance of brand recognition will increase as we enter new markets and as competition in our existing markets further intensifies. Successful promotion of our brands will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products at competitive prices. We intend to increase our expenditures on brand promotion. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building our brands. We rely on resellers and distributors to some extent in the distribution of our products. We have limited control over these third parties and actions by these third parties could negatively impact our brand. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our products and to provide user-based support to our other customers through thwack, our online community website. If poor advice or misinformation regarding our products is spread among users of thwack, it could adversely affect our reputation, our financial results and our ability to promote and maintain our brands. If we fail to promote and maintain our brands successfully, maintain loyalty among our customers and our end-user community, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract new customers or retain our existing customers and our financial condition and results of operations could be harmed.

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

We face competition from both traditional, larger software vendors offering enterprise-wide software frameworks and services and smaller companies offering point solutions for IT infrastructure management. We also compete with network equipment vendors and systems management product providers whose products and services also address network and IT management requirements. Our principal competitors vary depending on the product we offer and include Hewlett Packard, IBM, CA Technologies, Cisco Systems, Inc., VMware, Inc., EMC Corporation, NetApp, Inc., BMC Software, Inc., Quest Software, now a part of Dell Inc., Infoblox Inc., and several smaller vendors.

Some of our competitors have made acquisitions or entered into strategic relationships with one another to offer more comprehensive or bundled or integrated product offerings. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry and as companies enter into partnerships or are acquired. Companies and alliances resulting from these possible consolidations and partnerships may create more compelling product offerings and be able to offer more attractive pricing, making it more difficult for us to compete effectively.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, our financial performance may suffer.

We have substantially expanded our overall business, customer base, headcount and operations since 2006 both domestically and internationally. We have made substantial investments in our information systems, significantly expanded our operations outside the United States, made several acquisitions and significantly increased the number of our customers, including resellers and distributors. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business model and approach to marketing and selling our products. If we are unable to manage our growth successfully, our operating results will suffer.

Interruptions or performance problems associated with our technology and infrastructure, and our reliance on technologies from third parties, may adversely affect our ability to manage our business and meet reporting obligations.

Currently, we use NetSuite to manage our order management and financial processes, salesforce.com to track our sales and marketing efforts and other third party vendors to manage online marketing and web services. We believe the availability of these services is particularly essential to the management of our high-volume, transaction-oriented business model. We also use third party vendors to manage our equity compensation plans and certain aspects of our financial reporting processes. As we expand our operations, we expect to utilize additional systems and service providers that may also be essential to managing our business. Although the systems and services that we require are typically available from a number of providers, it is time consuming and costly to qualify and implement these relationships. Therefore, if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add additional systems and services, our ability to manage our business and produce timely and accurate financial statements would suffer.

In addition, our continued growth depends in part on the ability of our existing and potential customers to access our website and download our software or encrypted access keys for our software within an acceptable amount of time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our user traffic increases. If our websites are unavailable or if our customers users are unable to download our software or encrypted access keys within a reasonable amount of time or at all, our business would be negatively affected.

Material defects or errors in our products could harm our reputation, result in significant costs to us and impair our ability to sell our products.

Software products are inherently complex and often contain defects and errors when first introduced or when new versions are released. Any defects or errors in our products could result in:

•	lost or delayed market acceptance and sales of our products;

•	a reduction in maintenance renewals;

•	diversion of development resources;

•	legal claims; and

•	injury to our reputation and our brand.

The costs incurred in correcting or remediating the impact of defects or errors in our products may be substantial and could adversely affect our operating results.

Litigation exposure related to our pending and any future litigation could adversely affect our results of operations, profitability and cash flows.

We have been and may be involved, from time-to-time, in disputes incidental to our business. We are currently the subject of allegations of patent infringement further described under the caption “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K. We cannot predict when these lawsuits will be completed and are unable to accurately assess the financial outcome that could result from these matters at this time. Pending or future lawsuits may result in a diversion of management’s attention and resources, significant costs, including monetary damages and legal fees, injunctive relief, and may contribute to current and future stock price volatility. No assurance can be made that pending or future litigation will not result in material financial exposure or reputational harm, which could have a material adverse effect upon our results of operations, profitability and cash flows.

In particular, the software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received, and from time to time may receive, letters claiming that our products infringe or may infringe the patents or other intellectual property rights of others. As we face increasing competition, the possibility of additional intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, we have licensed from other parties proprietary technology covered by patents, and these patents may be challenged, invalidated or circumvented. These types of claims could harm our relationships with our customers, might deter future customers from acquiring our products or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in that litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named as a party. Additionally, we use open source software in our products and expect to continue to use open source software in the future. We may face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. Any of these results would have a negative effect on our business and operating results.

Any additional intellectual property rights claim against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle, and divert management resources and attention. As a result of any successful intellectual property rights claim against us or our customers, we might have to pay damages or stop using technology found to be in violation of a third party’s rights, which could prevent us from offering our products to our customers. We could also have to seek a license for the technology, which might not be available on reasonable terms, might significantly increase our cost of revenue or might require us to restrict our business activities in one or more respects. The technology also might not be available for license to us at all. As a result, we could also be required to develop alternative non-infringing technology or cease to offer a particular product, which could require significant effort and expense or hurt our revenue and financial results of operations.

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

We rely primarily on a combination of patent, copyright, trademark, trade dress, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have eight patents and have also filed patent applications, but patents may not be issued with respect to these applications. Our patents and any future patents issued to us may be challenged, invalidated or circumvented, and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

We endeavor to enter into agreements with our employees and contractors and with parties with which we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. The enforcement of our intellectual property rights also depends on our legal actions against these infringers being successful, but these actions may not be successful, even when our rights have been infringed. Further, any litigation, whether or not resolved in our favor, could be costly and time-consuming.

Our exposure to risks related to the protection of intellectual property may be increased in the context of acquired technologies as we have a lower level of visibility into the development process and the actions taken to establish and protect proprietary rights in the acquired technology. In connection with past acquisitions, we have found that some associated intellectual property rights, such as domain names and trademarks in certain jurisdictions, are owned by resellers, distributors or other third parties. In the past, we have experienced difficulties in obtaining assignments of these associated intellectual property rights from third parties.

Furthermore, effective patent, trademark, trade dress, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

Failure to maintain proper and effective internal controls could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and related requirements require an annual management assessment of the effectiveness of our internal control over financial reporting and an audit by our independent auditors of our internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce reliable financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired or our operating results could be harmed, either result which could have a material adverse effect on our business and stock price.

We have documented, tested and improved, to the extent necessary, our internal controls over financial reporting for the year ended December 31, 2012. If in the future we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if as part of our process of documenting and testing our internal controls over financial reporting, we or our independent registered public accounting firm identify deficiencies or areas for further attention and improvement, implementing appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our services to new and existing customers.

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

We may be subject to regulation of our marketing and customer solicitation, which could harm our business.

As part of our product download process and during our sales process, most of our customers agree to receive emails and other communications from us. We also use tracking technologies, including cookies and related technologies, to help us track the activities of the visitors to our websites and to communicate with existing and potential customers. However, we may be subject to restrictions on our ability to collect and use customer data and communicate with customers through email and phone calls. Several jurisdictions have proposed or adopted privacy-related laws that restrict or prohibit unsolicited email or “spam” or regulate the use of cookies. We expect increased regulation related to data privacy to continue. New laws and regulations may impose significant monetary penalties for violations and complex and often burdensome requirements in connection with sending commercial email or other data-driven marketing practices. As a result of such regulation, we may be required to modify or discontinue our existing marketing practices, which could increase our marketing costs.

We offer products to customers in multiple states and foreign jurisdictions and, accordingly, may become subject to laws and regulations of different jurisdictions imposing different standards and requirements related to data privacy. Our business efficiencies and economies of scale depend on generally uniform product offerings and uniform treatment of customers across all jurisdictions in which we operate. Compliance requirements that vary significantly from jurisdiction to jurisdiction would impose added costs on our business and increase liability for compliance deficiencies.

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

Our results of operations benefit from the tax credit incentives under the U.S. research and experimentation tax credit, or R&E tax credit, for the years ended December 31, 2010 and 2011. Our results of operations for the year ended December 31, 2012 do not reflect an income tax benefit related to the R&E tax credits as the R&E tax credit expired on December 31, 2011. However, the R&E tax credit was extended by the signing of the American Taxpayer Relief Act of 2012, or the Act, on January 2, 2013. The Act retroactively extended the R&E tax credit from January 1, 2012 through December 31, 2013. Since the Act was enacted during 2013, the income tax benefit related to the 2012 R&E tax credit will be reflected in our results of operations for the quarter ended March 31, 2013, which we expect will reduce our effective tax rate for the quarter and to a lesser extent the effective annual tax rate.

The R&E tax credit is currently set to expire on December 31, 2013, and may not be renewed, or if renewed, it may be renewed on terms significantly less favorable than current tax incentives or on terms resulting in our disqualification from the benefits of the R&E tax credit. The elimination or significant reduction in the tax credit would increase our effective tax rate and would adversely affect our results of operations.

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

We have a number of shares of common stock authorized but unissued and not reserved for issuance under our equity incentive plans or otherwise. As of December 31, 2012, we had 74.6 million shares outstanding,

4.2 million shares subject to issuance upon the exercise of stock options and settlement of restricted stock units, and 10.3 million shares available for issuance under our 2008 equity incentive plan, or 2008 Plan. In addition, our 2008 Plan contains an evergreen provision, which provides for an automatic annual increase in the number of shares of available for issuance under the 2008 Plan on the first day of each fiscal year in an amount equal to the lesser of 6.0 million shares, 4.75% of the number of shares outstanding on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by our board of directors. For 2013, the amount of the annual increase pursuant to the evergreen provision was 3.5 million shares of common stock, which was 4.75% of our common stock outstanding on December 31, 2012. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to pursue strategic acquisitions and may pay for such acquisitions, in part or in full, through the issuance of additional equity. Any issuance of shares in connection with our acquisitions, the exercise of stock options, the settlement of restricted stock units or otherwise would dilute the percentage ownership held by our then existing stockholders and could cause our stock price to decline.

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

We lease our offices and do not own any real estate. Our largest leased facilities consist of approximately (i) 109,645 square feet for our corporate headquarters in Austin, Texas under a lease agreement that expires on May 31, 2016; (ii) 19,372 square feet for our international headquarters in Cork, Ireland under a lease agreement that expires on September 1, 2027 subject to our right to terminate earlier each five year period; (iii) 18,837 square feet for our research and development facility in Brno, Czech Republic that expires on June 30, 2022 and (iv) 13,722 square feet for our facility in Chennai, India that expires on June 30, 2014. We also lease space domestically and internationally for our operations, including local sales, support and development personnel. We believe our current facilities and planned expansion facilities may not be adequate for the foreseeable future and additional space may be required. The timing, extent and location of the additional required space has not been determined.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we have been and may be involved in various legal proceedings and claims, including the pending litigation discussed below, as well as other legal proceedings and claims that have not been fully resolved and that have arisen in our ordinary course of business. In the opinion of management, there was not at least a reasonable possibility we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to any legal proceedings. However, the outcome of legal proceedings and claims brought against us are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management’s expectations, our consolidated financial statements of a particular period could be materially adversely affected. See the risk factor “Litigation exposure related to our pending and any future litigation could adversely affect our results of operations, profitability and cash flows” in Part I, Item 1A under the heading “Risk Factors.”

Uniloc USA, Inc. and parent and/or affiliates have brought two lawsuits against the Company and have brought a series of lawsuits against numerous software companies around the world.

On September 13, 2010, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (“Uniloc”) brought a lawsuit against the Company and several other defendants in the United States District Court for the Eastern District of Texas (“Eastern District of Texas”). The complaint filed by Uniloc alleges that the Company and each of the other fifteen named defendants’ software infringe U.S. patent 5,490,216 (“216 Patent”) allegedly owned by Uniloc. Uniloc alleges that the Company’s software, specifically its license key system, infringes upon its patent that utilizes a system for activating software products through a registration process. In September 2011, another company, Sureloc, Inc. (“Sureloc”) claimed that it owns the 216 Patent. As a result, on November 3, 2011, Uniloc and its affiliates filed a lawsuit in the Superior Court of the State of California against Sureloc, Patrick Rooney, and Does 1-100 (the “Sureloc case”), seeking, among other things, a declaratory judgment that Uniloc and not Sureloc, is the exclusive owner of the 216 Patent. Once the Eastern District of Texas was informed of the Sureloc case, all Uniloc cases that were pending before the Eastern District of Texas were stayed on December 1, 2011. Subsequently, Uniloc and Sureloc settled their dispute regarding ownership of the 216 Patent, and the Sureloc case was dismissed with prejudice on September 25, 2012. On January 25, 2013, the Eastern District of Texas lifted the stay of all Uniloc cases and set the cases for a status conference on February 25, 2013. Because this lawsuit continues to only be in the initial stages, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.

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

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SWI.” The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NYSE:

	Sales Price Per Share in 2012
Quarter	Low	High
Fourth Quarter	$44.83	$58.57
Third Quarter	$39.10	$60.95
Second Quarter	$35.34	$48.64
First Quarter	$27.25	$42.22

	Sales Price Per Share in 2011
Quarter	Low	High
Fourth Quarter	$21.05	$33.28
Third Quarter	$20.05	$26.30
Second Quarter	$22.79	$26.16
First Quarter	$18.64	$24.07

On February 14, 2013, the last reported sales price of our common stock on the NYSE was $53.41 per share and, as of December 31, 2012, there were 24 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.

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

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between May 20, 2009 (the date of our initial public offering (“IPO”)) and December 31, 2012, with the cumulative total return of the (i) the Russell 2000 Index, (ii) the Russell Midcap Index and (iii) the Nasdaq Computer Index (the “Industry Index”). This graph assumes the investment of $100 on May 20, 2009 in our common stock at our IPO offering price of $12.50 per share, the Russell 2000 Index, the Russell Midcap Index and the Industry Index, and assumes the reinvestment of dividends, if any. Our common stock was added to the Russell Midcap Index in 2012 and, for this reason, we have selected the Russell Midcap Index to replace the Russell 2000 Index as the broad equity market index for purposes of comparison in the graph below. In accordance with Item 201(e) of Regulation S-K, we are showing the performance of both the Russell Midcap Index and the Russell 2000 Index in this year’s performance graph. The Industry Index consists of NASDAQ-listed computer hardware and software companies that provide products or services. Note that historic stock price performance is not necessarily indicative of future stock price performance.

The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

We have derived the following consolidated statement of income data for 2012, 2011 and 2010 and consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements contained in this Annual Report on Form 10-K. We have derived the following consolidated statement of income data for 2009 and 2008 and consolidated balance sheet data as of December 31, 2010, 2009 and 2008 from our audited consolidated financial statements included in our other SEC filings and not included in this Annual Report. You should read the consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of our results to be expected in any future period.

Consolidated Statements of Income Data: (in thousands, except per share data)	Year Ended December 31,
	2012	2011	2010	2009	2008
Revenue:
License	$123,984	$92,254	$75,603	$62,378	$55,461
Maintenance and other	144,980	106,104	76,790	54,068	37,674

Total revenue	268,964	198,358	152,393	116,446	93,135
Cost of revenue	18,400	11,989	7,930	4,860	3,588

Gross profit	250,564	186,369	144,463	111,586	89,547
Operating expenses:
Sales and marketing	73,046	53,850	43,252	30,548	22,664
Research and development	28,769	21,332	15,731	11,199	8,452
General and administrative	35,649	28,076	23,476	26,038	16,464
Accrued earnout gain	(570)	(664)	—	—	—

Total operating expenses	136,894	102,594	82,459	67,785	47,580

Operating income	113,670	83,775	62,004	43,801	41,967
Other income (expense):
Interest income	430	308	177	267	528
Interest expense	—	—	(1,146)	(4,253)	(8,539)
Other income (expense), net	419	720	115	90	(934)

Total other income (expense)	849	1,028	(854)	(3,896)	(8,945)

Income before income taxes	114,519	84,803	61,150	39,905	33,022
Income tax expense	33,176	22,360	16,404	10,396	10,717

Net income	81,343	62,443	44,746	29,509	22,305
Amount allocated to participating preferred stockholders	—	—	—	—	(10,922)

Net income available to common stockholders	$81,343	$62,443	$44,746	$29,509	$11,383

Basic earnings per share available to common stockholders	$1.10	$0.86	$0.65	$0.58	$0.40

Diluted earnings per share available to common stockholders	$1.07	$0.84	$0.61	$0.52	$0.35

Shares used in computation of basic earnings per share available to common stockholders	74,166	72,812	68,664	51,042	28,137

Shares used in computation of diluted earnings per share available to common stockholders	76,035	74,413	72,862	56,824	32,652

Consolidated Balance Sheet Data: (in thousands)	December 31,
	2012	2011	2010	2009	2008
Cash and cash equivalents	$179,702	$122,707	$142,003	$129,788	$40,566
Short-term and long-term investments	62,099	29,688	—	—	—
Working capital	146,554	93,187	108,203	89,699	16,393
Deferred revenue	102,756	77,147	55,758	38,647	27,162
Total assets	517,395	362,408	247,477	181,470	86,907
Long-term obligations and convertible preferred stock	9,391	4,367	3,992	29,377	95,379
Total stockholders’ equity (deficit)	382,814	264,947	175,609	89,066	(48,555)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. See the sections entitled “Safe Harbor Cautionary Statement” and “Risk Factors” above for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We design, develop, market, sell and support powerful yet easy-to-use enterprise-class IT infrastructure management software to IT professionals in organizations of all sizes. Our product offerings range from individual software tools to more comprehensive software products that solve problems encountered every day by IT professionals and help to enable efficient and effective management of their network, systems and application infrastructure. Our products are ready-to-use, featuring intuitive and easily customized user interfaces and built-in workflows. Our products can be downloaded directly from our websites and installed and configured by our end-users in a matter of hours. Our customers include small- and mid-size businesses, large enterprises, and local, state and federal government entities that have purchased our products.

Acquisitions

We have made a number of strategic product acquisitions and product releases in 2011 and 2012 that we believe are important to our long-term growth. We entered into several new markets including the system and application management market, virtualization management market and the log and security information management market. These new markets include software for managing network devices, firewalls, applications, physical and virtual servers, storage devices, log and security management and mobile and remote access to IT infrastructures. We will continue to look for acquisitions similar to those we have completed in the past and will be more aggressive in looking at new markets in the future to supplement our internal product development efforts.

During 2012, we acquired Athena Security, Inc., or Athena and Rhino Software, Inc., or RhinoSoft and certain assets of EminentWare, Inc., or EminentWare, Rove Mobile, Inc., or Rove and MacsDesign, LLC, or MacsDesign for a combined purchase price of $68.3 million. We account for our acquisitions using the acquisition method of accounting. Accordingly, the financial results for these entities are included in our consolidated financial results since the applicable acquisition dates. For further information regarding these acquisitions, see Note 2, Acquisitions, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Key Financial Highlights

Key financial highlights for 2012 include the following:

•	Total revenue was $269.0 million for 2012 compared to $198.4 million for 2011, or an increase of 35.6%;

•	Net income was $81.3 million for 2012 compared to $62.4 million for 2011, or an increase of 30.3%;

•	Net income was $1.07 per share on a fully diluted basis for 2012 compared to $0.84 per share on a fully diluted basis for 2011, or an increase of 27.4%, and

•	Cash flow from operating activities was $143.4 million for 2012 compared to $110.5 million for 2011, or an increase of 29.8%.

In 2012, we have transitioned from a network management software company into an IT infratructure management software company with a portfolio of products for IT professionals in organizations of all sizes. We made a number of strategic investments in our business in 2012 that we believe are an important foundation for our long term growth such as:

•	We acquired new technology that significantly expands the number of IT management problems that we solve for IT professionals;

•

We introduced certain localized products with country-specific product documentation, websites and marketing material for the Japanese and German markets as part of the ongoing effort to more effectively reach, market and support users around the world. In addition, our sales and support organizations added language capabilities to their teams to ensure we are maintaining the same high quality customer experience for our international customers;

•

We continued to expand our international research and development locations allowing us to respond to user demand and support new product releases and enhancements for our acquired and internally developed technologies;

•

We released enhancements to SolarWinds.com and thwack.com to reach potential buyers and integrate our user community. We also invested in marketing programs to build brand awareness and enhance our search optimization; and

•	We added targeted sales teams for products and regions that utilize our low touch, high-volume sales model.

Despite these specific investments and a number of other important investments, we continued to grow our operating income and increase our cash flows from operating activities.

We are committed to our business model and have continued to focus on ways to leverage and refine our model. We are pursuing a number of strategies that we believe will enable us to continue to grow. We have made progress towards our goals in recent periods but there are still many areas where we believe that we can continue to grow and improve. We expect to grow our business by focusing on the following initiatives:

•	Acquisitions of products that will expand our network management and systems and application management offerings or potentially acquisitions of products in new markets;

•

Increasing our presence in several key geographic markets including Asia-Pacific, Latin America, Europe, Middle East and Africa by expanding our product portfolio, websites and marketing material, which includes additional localization of our products, websites, and documentation, and establishing new relationships with distributors and resellers;

•	Expanding our web presence, brand awareness and improving our communication with prospects and our current customers domestically and internationally; and

•	International expansion company-wide at lower cost locations to drive our competitive advantage.

We expect to continue to generate solid growth while delivering strong operating income and increase our cash flows from operating activities in 2013 with our disciplined approach to investing in our business combined with the large market opportunity.

Key Business Metrics

We review a number of key business metrics to help us monitor the performance of our business model and to identify trends affecting our business. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

Revenue Growth

Revenue growth includes the total revenue growth in our license and maintenance revenue, which are both critical to our long-term success. We have employed a differentiated business model for marketing and selling high volumes of enterprise-class software, which is focused on revenue growth at high operating margins. We regularly review our total revenue growth to measure the success of our investments and strategic business decisions. We have built a financial and operational model that focuses on the long term value of our customer relationships. After the initial new license purchase, our goal is to create opportunities for sales of additional products, license upgrades and renewal purchases from the customer. This is an important component of our financial model and future revenue growth. This model is based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our IT management products. Our annual revenue growth percentages were 35.6%, 30.2% and 30.9% for the years ended December 31, 2012, 2011 and 2010, respectively.

Core Product Transaction Growth for New License Sales.

We focus our sales, marketing and research and development efforts on IT professionals in organizations of all sizes, with the goal of driving purchases of our software by these IT professionals in short sales cycles. In addition, many of our customers make small initial purchases of our software and then over time may purchase an upgrade to increase the size of their license or buy additional software products from us. We review the core product transaction growth to ensure the effectiveness of our marketing and sales model and expect core product transaction volume growth to be the primary driver of our new license growth.

We define our core product transactions as the number of new license sales transactions that include at least one of our core products. We define a transaction as each invoice issued for the sale of one or more of our products. If one of our core products is included in a particular transaction, then that transaction is a core product transaction. New license sales of core products represented more than 85% of our license revenue for 2012. Accordingly, we believe that management can better evaluate changes in our product portfolio, expansion into new markets and the addition of new customers by evaluating the transactional growth of our core products. Our core product transaction growth for new license sales was 36.3%, 30.9% and 24.7% for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Opportunities, Trends and Uncertainties

Businesses, governments and other organizations are increasingly relying on networks, systems, and applications to execute their operations, facilitate their internal and external communications and transact business with their customers and partners. The size of these networks, the number of applications and servers, and the complexity of physical and virtual server environments are increasing as organizations place more reliance on them. In addition, the adoption of cloud computing technologies, which is shifting a growing number of critical workloads off premises, along with business initiatives to capture, store, and analyze an increasing amount of organizational data are creating new IT management challenges. In order to address these challenges, we offer a cohesive portfolio of powerful, yet easy-to-use and affordably priced IT management products spanning networks, systems, and application management. This includes software that we have either developed or acquired that allows IT professionals to manage the performance, health, and configurations of network devices, firewalls, applications, physical and virtual servers, storage devices, as well as software for log and security information management. It also includes software that provides IT professionals with mobile and remote access to their IT infrastructure and software to help them track and resolve IT issues along with their IT assets. We believe that IT-related trends and the limitations of existing offerings present a significant market opportunity for our products. We expect our revenue to continue to grow as we capitalize on these and other market opportunities and target license revenue growth of 20% over the next three to five years. Any revenue growth and operating synergies of our acquired products and businesses depends on our ability to successfully integrate those products and businesses and may be lower than expected if we are unable to do so in the future.

In 2012, we recognized 24.5% of our revenue from sales by our international subsidiaries. We believe there is a substantial opportunity for additional sales of our software in the Europe, Middle East and Africa, or EMEA, region, the Asian-Pacific region, and the Latin American region and we intend to increase our sales, marketing and support operations in these regions. However, we believe there is significant uncertainty regarding the economic conditions in certain of these geographic regions, particularly in parts of Europe. While we believe that any difficult economic conditions may adversely affect the sales of our products, this could also offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of some competing products.

We expect the U.S. federal government to continue to be a significant market opportunity, as we believe the ease of deployment, power and scalability of our products gives us a competitive advantage to sell to various agencies and departments of the U.S. federal government. The U.S. federal government new license sales were 10.7% of our total new license sales in 2012. We have experienced and continue to expect inconsistency in the buying pattern of the U.S. federal government for larger transactions with our products. Our sales, both new licenses and maintenance renewals, to the U.S. federal government are largely dependent on systems integrators, distributors and resellers whose purchases from us have been difficult to predict. In addition, we believe that many of our larger transactions with the U.S. federal government are dependent on specific projects that may or may not be continued at the same scale in the future due to budgetary cuts or other reasons, and the reduction or cancellation of specific projects such as these may change the buying patterns of the U.S. federal government and could result in our sales to the U.S. government being less than expected.

Key Components of Our Results of Operations

Sources of Revenue

Our revenue is primarily comprised of license and maintenance revenue. We license our software under perpetual licenses, which ordinarily include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new licenses and upgrades of license size to our software. We have experienced annual growth in license revenue. Customers can renew, and generally have renewed, their maintenance agreements at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. Maintenance revenue is an important source of our future revenue. We have experienced strong and consistent annual and quarterly growth in maintenance and other revenue. Because our maintenance base grew during 2010, 2011 and 2012 due to new license sales, high customer retention and acquisitions, we expect maintenance revenue to continue to increase in absolute dollars in future periods.

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

The amortization of developed product technologies can vary significantly each period based on the size and timing of our acquisitions. We expect our cost of revenue to increase in absolute dollars and to fluctuate as a percentage of revenue as we acquire additional companies and as we increase our headcount to support new customers and product offerings.

Operating Expenses

We classify our operating expenses into four categories: sales and marketing, research and development, general and administrative and accrued earnout gain.

Our operating expenses primarily consist of personnel costs, contract research and development costs, marketing program costs and legal, accounting, consulting and other professional service fees. Personnel costs for each category of operating expenses primarily include employee compensation costs and facility overhead costs.

Our operating expenses increased in absolute dollars and decreased as a percentage of revenue in 2012 compared to 2011 and 2010, as we have continued to build infrastructure and add employees through acquisitions and organic growth across all departments in order to accelerate and support our growth. The number of full-time employees as of December 31, 2012, was 865, as compared to 628, as of December 31, 2011 and 458 as of December 31, 2010. We expect our operating expenses to continue to increase in absolute dollars as we make long-term investments in our business both domestically and internationally. As we acquire additional companies and integrate the businesses, we will continue to target our corporate margin structure although our operating expenses in future periods may increase in absolute dollars and fluctuate as a percentage of revenue as a result of such acquisitions. In addition, we intend to continue to grant equity awards to our current executives and employees and those who join us in the future through acquisitions or otherwise, which will result in additional stock-based compensation expense.

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives, commissions earned by our sales personnel, the cost of marketing programs such as paid search, search engine optimization and management, website maintenance and design and the cost of business development programs. We expect to continue to hire sales personnel in the United States and in our international sales offices at a rate consistent with our expected new license sales growth. In 2013, as part of our international expansion initiatives, we are opening a sales office in Brazil to help us leverage the sales opportunity in Latin America. We also expect to continue to invest in our websites, online user community site and marketing programs to drive customer downloads and support our new product launches.

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

Accrued Earnout Gain. Accrued earnout gain represents the change in the fair value of the contingent consideration liability recorded on the acquisition due to subsequent adjustments in the probability assumptions. We review the probability of achieving the earnout objectives each quarter to determine if the probability assumptions need to be adjusted and the contingent consideration revalued.

Other Income (Expense)

Other income (expense) primarily consists of interest income, grant income, transactional foreign exchange gains (losses), foreign exchange contracts gains (losses) and acquisition related contingent consideration fair value adjustments due to the passage of time. We periodically receive government grant income related to grants in our Czech Republic and Ireland entities for the creation of job positions and related training costs. The amount and timing of the grant payments is determined by the Czech and Irish governments. Interest income represents interest received on our cash, cash equivalents and short-term and long-term investments, including any amortization or accretion of the premium and discount. Foreign exchange gains (losses) primarily relate to expenses and billing transactions denominated in currencies other than the functional currency of the associated subsidiary. Foreign exchange contracts gains (losses) relate to the settlement of foreign currency forward contracts utilized to hedge foreign currency exposures that are not formally designated as hedges. Interest expense in 2010 was associated with our outstanding long-term debt which was paid in full in May 2010.

Income Tax Expense

Income tax expense primarily consists of corporate income taxes related to profits resulting from the sale of our software offerings by our only two entities that sell our software, one in the United States and one in Ireland. The rate of taxation on income earned by our U.S. entity is higher than the rate of taxation on income earned by our Irish entity. If our international income, as a percentage of total income, increases as we expect, then our effective income tax rate should correspondingly decline. However, our effective tax rate may be affected by many other factors, such as changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, the impact of accounting for uncertain tax positions, changes in our international structure, shifts in the amount of taxable income earned in the United States, as compared with other regions in the world, and changes in overall levels of income before tax.

Our results of operations reflect an income tax benefit from the tax credit incentives under the U.S. research and experimentation tax credit, or R&E tax credit, for the years ended December 31, 2010 and 2011. Our results of operations for the year ended December 31, 2012 do not reflect an income tax benefit related to the R&E tax credits as the R&E tax credit expired on December 31, 2011. However, the R&E tax credit was extended by the signing of the American Taxpayer Relief Act of 2012, or the Act, on January 2, 2013. The Act retroactively extended the R&E tax credit from January 1, 2012 through December 31, 2013. Since the Act was enacted during 2013, the income tax benefit related to the 2012 R&E tax credit will be reflected in our results of operations for the quarter ended March 31, 2013, which we expect will reduce our effective tax rate for the quarter and to a lesser extent the effective annual tax rate.

The tax credit is currently set to expire on December 31, 2013, and may not be renewed, or if renewed, it may be renewed on terms significantly less favorable than current tax incentives or on terms resulting in our disqualification from the benefits of the R&E tax credit. The elimination or significant reduction in the R&E tax credit would increase our effective tax rate and could adversely affect our results of operations.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with United States of America generally accepted accounting principles, or GAAP, and require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected, perhaps materially.

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

The acquired developed product technologies recorded for each acquisition were feasible at the date of acquisition as they were being actively marketed and sold by the acquired company at the acquisition date. In addition to the acquired developed product technologies, we also record intangible assets for the acquired company’s customer relationships, trademarks, in process research and development and non-competition covenants.

An impairment of goodwill or indefinite-lived intangible assets is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we assess qualitative factors to determine if it is more likely than not that goodwill and indefinite-lived assets might be impaired and whether it is necessary to perform the quantitative impairment test which considers our market capitalization compared with the carrying amount of our net assets on the date of the test, since we have only one reporting unit. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2012 and 2011, we performed our annual review of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for our reporting unit during any of the periods presented. No impairment charges have been required to date.

We evaluate long-lived assets, including identifiable intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment or our finite-lived intangibles and other assets, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2012 and 2011, there were no indicators that our long-lived assets were impaired.

Contingent Consideration. Our acquisitions may include contingent consideration payments based on future sales or product milestones of an acquired entity. We estimate the fair value of contingent consideration liabilities based on certain milestones of the acquired companies and estimated probabilities of achievement and discount the liabilities to present value using our pre-tax cost of debt. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. Changes in the fair value of contingent consideration liabilities may result from changes in discount periods, changes in the timing and amount of sales and/or other specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. At each reporting date, the contingent consideration liability is revalued to estimated fair value and changes in fair value subsequent to the acquisitions are reflected in net income in the consolidated statements of income and could cause a material impact to, and volatility in, our operating results.

Revenue Recognition

We derive substantially all of our revenue from the licensing of our software products and from the sale of maintenance agreements. We typically include one year of maintenance as part of the initial purchase price of each software offering and then sell renewals of this maintenance agreement. In accordance with current guidance, we recognize revenue for software, maintenance and other services when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. Our return policy generally does not allow our customers to return software products.

License Revenue. We consider delivery of our software to have occurred and recognize revenue from the sale of perpetual licenses to our software when risk of loss transfers to the customer, reseller or distributor, which is generally upon electronic transfer of the license key which provides immediate availability of the product to the purchaser.

We sell licenses to our software products through our direct sales force and through our distributors and other resellers. Our distributors and resellers do not carry inventory of our software and we generally require them to specify the end-user of the software at the time of the order. If the distributor or reseller does not provide end-user information, then we will generally not fulfill the order. Our distributors and resellers have no rights of return or exchange for software that they purchase from us and payment for these purchases is due to us without regard to whether the distributors or resellers collect payment from their customers.

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

Maintenance and Other Revenue. We derive maintenance revenue from fees for software maintenance services which includes the maintenance portion allocated from the initial license transaction and any subsequent maintenance renewal transactions. We generally bill maintenance renewal agreements annually in advance for services to be performed over a 12-month period. Customers have the option to purchase maintenance renewals for periods other than 12 months. We initially record the amounts to be paid under maintenance agreements as deferred revenue and recognize these amounts ratably on a daily basis over the term of the contract period. Customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements to new versions of their software products on a when-and-if-available basis.

Other revenue consists primarily of subscription revenue which is recognized ratably on a daily basis over the term of the contract period. Other revenue is not currently significant.

Stock-Based Compensation

We have granted and expect to continue to grant our employees and directors stock-based incentive awards. These awards are in the form of stock options, restricted stock and restricted stock units. We measure stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards on the date of grant. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The fair value of restricted stock and restricted stock unit awards is determined using the fair market value of our common stock based on the quoted market price on the date of grant, or intrinsic value.

We use various assumptions in estimating the fair value of options at the date of grant using the Black-Scholes option model including expected dividend yield, volatility, risk-free rate of return and expected life. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assume the expected dividend yield to be zero. Since we were a private entity prior to our IPO in May 2009 and have limited historical data regarding the volatility of our own common stock price, we based the expected volatility on the historical and implied volatility of comparable companies from a representative industry peer group. We determined expected volatility of options granted using an average of the historical volatility measures of this peer group of companies. We based the risk-free rate of return on the average U.S. treasury yield curve for five- and seven-year terms. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our common stock has been publicly traded. For all dates, we granted employees options at exercise prices equal to the fair value of the underlying common stock on the date of grant, which is the closing price of our common stock as reported by the NYSE.

We plan to grant restricted stock units as the primary form of equity awards to our employees in 2013. We will continue to grant restricted stock units and stock options to our executives and board of directors in 2013.

Income Taxes

We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of our assets and liabilities.

The guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. At December 31, 2012 and 2011, we had $8.8 million and $4.0 million of gross unrecognized tax benefits, respectively, all of which, if recognized, would affect our effective tax rate.

We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2012 and 2011, there was an insignificant amount accrued for interest and penalties related to unrecognized tax benefits.

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

Comparison of the Years Ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	% of Revenue	2011	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$123,984	46.1%	$92,254	46.5%	$31,730
Maintenance and other	144,980	53.9	106,104	53.5	38,876

Total revenue	268,964	100.0	198,358	100.0	70,606
Cost of revenue	18,400	6.8	11,989	6.0	6,411

Gross profit	250,564	93.2	186,369	94.0	64,195

Operating expenses:
Sales and marketing	73,046	27.2	53,850	27.1	19,196
Research and development	28,769	10.7	21,332	10.8	7,437
General and administrative	35,649	13.3	28,076	14.2	7,573
Accrued earnout gain	(570)	(0.2)	(664)	(0.3)	94

Total operating expenses	136,894	50.9	102,594	51.7	34,300

Operating income	113,670	42.3	83,775	42.2	29,895

Other income (expense):
Interest income	430	0.2	308	0.2	122
Other income, net	419	0.2	720	0.4	(301)

Total other income	849	0.3	1,028	0.5	(179)

Income before income taxes	114,519	42.6	84,803	42.8	29,716
Income tax expense	33,176	12.3	22,360	11.3	10,816

Net income	$81,343	30.2%	$62,443	31.5%	$18,900

Revenue

Revenue increased $70.6 million, or 35.6%, in the year ended December 31, 2012 compared to the year ended December 31, 2011. Maintenance and other revenue increased $38.9 million due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue. We have maintained high customer retention and in addition, our renewal base has continued to increase each quarter as we have begun to renew and recognize the maintenance revenue associated with our acquired products. License revenue increased $31.7 million due to continued growth in new license sales of our newly acquired system management products and our network management products. We define newly acquired products as those acquired within the last year.

Our core product transaction growth was 36.3% in 2012 as compared to 2011 as a result of our growth in new license sales of our newly acquired systems management products and our network management products. As the number of core product transactions fluctuates with changes in the business or product mixes, this also affects our trailing 12-month average transaction size for new license sales. As of December 31, 2012, the trailing 12-month average transaction size for new license sales, excluding our high-volume and low-priced Kiwi and DameWare products, was approximately $8,500 as compared to approximately $8,600 for the trailing 12-month period as of December 31, 2011, a decrease of 0.8%.

New license sales in our global commercial business increased 36.9% and new license sales in our U.S. federal government business increased 11.9% in 2012 as compared to 2011. This growth in our commercial business was primarily driven by year-over-year core product transaction growth of 37.9%. The increase in our

U.S. federal government new license sales was primarily driven by year-over-year core product transaction growth of 9.1% in 2012 as compared to 2011. We had three transactions in 2011 that resulted in license revenue greater than $0.5 million, whereas we had two transactions that resulted in license revenue greater than $0.5 million in 2012. Our revenue from our foreign subsidiaries was 24.5% and 23.7% of total revenue in 2012 and 2011, respectively.

Cost of Revenue

Cost of revenue increased $6.4 million, or 53.5%, in 2012 compared to 2011. Cost of license revenue increased by $4.1 million in 2012 compared to 2011, primarily due to the amortization of acquired product technologies associated with our acquisitions that were completed in the second half of 2011 and during 2012. Cost of maintenance revenue also increased $2.3 million, primarily due to increased headcount to support new customers, additional product offerings from acquisitions and internal product development.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased $19.2 million, or 35.6%, in 2012 compared to 2011. We continue to invest in the sales and marketing efforts that drive our revenue growth. In addition, we have increased employee headcount in our sales, marketing and maintenance renewal teams. As a result of these expansion efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased by $13.6 million, marketing program costs increased $4.7 million and other costs such as web-related contract services and fees increased $0.8 million. Our sales expense as a percentage of revenue remained consistent in 2012 as compared to 2011.

Research and Development. Research and development expenses increased $7.4 million, or 34.9%, in 2012 compared to 2011. In order to support the ongoing development of acquired and new products, we continued to increase the size of our Czech Republic and India research and development centers during 2011 and 2012. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $6.8 million and contract services increased $0.5 million in 2012 as compared to 2011.

General and Administrative. General and administrative expenses increased $7.6 million, or 27.0%, in 2012 compared to 2011. This increase was primarily due to an increase of $4.1 million in amortization expense related to certain acquired intangible assets, a $3.9 million increase in personnel costs, which include stock-based compensation expense and a $0.6 million increase in other miscellaneous costs including professional fees. These increases were slightly offset by a decrease of $1.0 million in acquisition related costs for the year.

Accrued Earnout Gain. We recorded a $0.6 million accrued earnout gain in 2012 as compared to a $0.7 million accrued earnout gain in 2011 due to the changes in probability of achieving certain sales milestones related to our acquisition related contingent considerations during the periods.

Other Income (Expense)

Other income (expense) decreased by $0.2 million primarily due to a decrease in the amount of grant income received in 2012 as compared to 2011 partially offset by decreases in acquisition related contingent consideration fair value adjustments due to the passage of time and net losses on foreign currency transactions. In 2012, we began utilizing purchased foreign currency forward contracts, therefore, the gains or losses on our foreign currency transactions are partially offset by the settlement of our foreign currency forward contracts.

Income Tax Expense

Our income tax expense increased by $10.8 million in 2012 as compared to 2011. This increase resulted from an increase in our income before income taxes of $29.7 million when comparing the same periods. Our effective tax rate increased from 26.4% in 2011 to 29.0% in 2012, which was primarily attributable to the expiration of the R&E tax credit and a reduction to the permanent income tax benefit related to the U.S. domestic production activities deduction, which was partially offset by an increase in international earnings, which are generally taxed at lower tax rates. Although our results of operations for the year ended December 31, 2012 do not reflect an income tax benefit related to the R&E tax credits as the R&E tax credit expired on December 31, 2011, the R&E tax credit was extended by the signing of the American Taxpayer Relief Act of 2012, or the Act, on January 2, 2013. The Act retroactively extended the R&E tax credit from January 1, 2012 through December 31, 2013. Since the Act was enacted during 2013, the income tax benefit related to the 2012 R&E tax credit will be reflected in our results of operations for the quarter ended March 31, 2013, which we expect will reduce our effective tax rate for the quarter and to a lesser extent the effective annual tax rate.

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

Revenue

Revenue increased $46.0 million, or 30.2%, in the year ended December 31, 2011 compared to the year ended December 31, 2010. Maintenance and other revenue increased $29.3 million due to a growing maintenance renewal customer base and an increase in new license sales which drives new maintenance revenue. We have maintained high customer retention and our renewal base has continued to grow with acquisitions. License revenue increased $16.7 million due to continued growth in new license sales of our network management products and sales of our newly developed and newly acquired products such as those in the virtualization and log and security information management markets.

Our core product transaction growth increased 30.9% in 2011 compared to 2010 as a result of our growth in new license sales of our network management products and the release of new stand-alone products and acquired products. As the number of core product transactions fluctuates with changes in the business or product mixes, this also affects our trailing 12-month average transaction size for new license sales. As of December 31, 2011, the trailing 12-month average transaction size for new license sales was approximately $8,600 as compared to approximately $8,300 for the trailing 12-month period as of December 31, 2010, an increase of 3.6%.

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

Cost of Revenue

Cost of revenue increased $4.1 million, or 51.2%, in 2011 compared to 2010. Cost of license revenue increased by $2.2 million in 2011 compared to 2010, primarily due to the amortization of acquired product technologies associated with the Hyper9 and TriGeo acquisitions. The increase in cost of revenue was also due to a $1.9 million increase in cost of maintenance revenue related to increased headcount from the acquisition of TriGeo combined with an increase in the headcount in our international organization to support new customers added in 2011, additional product offerings from acquisitions and internal product development.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased $10.6 million, or 24.5%, in 2011 compared to 2010. We increased the size of our sales management team and marketing personnel to give us the ability to scale our sales effort as we continue to grow and enter new markets. As a result of these expansions efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased by $9.9 million and consulting and contractor fees increased $0.7 million offset by a decrease of $0.3 million in marketing program costs.

Research and Development. Research and development expenses increased $5.6 million, or 35.6%, in 2011 compared to 2010. In order to support our product development strategy and the development of new stand-alone, acquired and other products, we continued to increase the size of our Czech Republic research center during 2010 and 2011. We also added research and development personnel in the United States with the acquisition of Hyper9 in January 2011 and TriGeo in July 2011. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $4.8 million in 2011 compared to 2010. Other costs such as contract services and travel expenses increased by $0.6 million.

General and Administrative. General and administrative expenses increased $4.6 million, or 19.6%, in 2011 compared to 2010. This increase was primarily due to an increase of $2.1 million in amortization expense related to certain acquired intangible assets, $1.5 million in acquisition related costs and a $0.7 million in professional fees.

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

Non-GAAP Financial Measures

In addition to disclosing financial measures prepared in accordance with GAAP, this Form 10-K includes the following financial measures which are non-GAAP financial measures under SEC rules: (i) non-GAAP operating income; (ii) non-GAAP net income; (iii) non-GAAP diluted earnings per share; and (iv) free cash flow. Each of these financial measures excludes the impact of certain items and therefore has not been calculated in accordance with GAAP. In this report, these non-GAAP financial measures exclude stock-based compensation expense and related employer-paid payroll taxes; amortization of intangible assets; and acquisition related adjustments, including contingent consideration fair value adjustments due to the changes in probability assumptions of achieving the earnout criteria and due to the passage of time. Each of these non-GAAP adjustments is described in more detail below. In addition to these adjustments, management may include or exclude additional items from these or similar non-GAAP financial measures in future periods to the extent that management believes such items may not be indicative of our core business. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is also included below.

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

While we believe that these non-GAAP financial measures provide useful supplemental information, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes and acquisition related adjustments, as well as the related tax impacts of these items can have a material impact on operating and net income. In addition, free cash flow does not represent the total increase or decrease in the cash balances for the period. As a result, these non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reconciling the non-GAAP financial measures to their most comparable GAAP financial measure. Investors are encouraged to review the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures below.

For a detailed explanation of the adjustments made to comparable GAAP financial measures, the reasons why management uses these measures and the usefulness of these measures, see footnotes (1)—(7) below.

Non-GAAP Operating Income

	Year Ended December 31,
(in thousands)	2012	2011	2010
GAAP operating income	$113,670	$83,775	$62,004
Amortization of intangible assets (1)	14,894	7,170	3,170
Stock-based compensation expense and related employer-paid payroll taxes (2)	15,819	10,974	12,047
Public offering costs (3)	—	—	170
Lawsuit settlement costs and related legal fees (reimbursements) (3)	—	—	(217)
Severance costs related to retirement of former Executive Chairman (3)	—	—	208
Acquisition related adjustments (4)	445	1,339	501

Non-GAAP operating income	$144,828	$103,258	$77,883

The increase in non-GAAP operating income for the year ended December 31, 2012 as compared to the same periods in 2011 and 2010 was primarily due to increases in the corresponding GAAP operating income, which were driven by higher revenue volumes in the corresponding periods. Amortization of intangible assets, which is excluded from our non-GAAP operating income, also increased in 2012 as compared to 2011 and 2010 primarily due to increases in intangible assets resulting from the various acquisitions that were completed during 2011 and 2012. See Note 2, Acquisitions of our Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional acquisition details including the intangibles acquired. Stock-based compensation expense and related employer-paid payroll taxes increased in 2012 as compared to 2011 and 2010 primarily due to share-based incentive awards issued to employees for retention and, to a lesser extent, the addition of employees through acquisitions and organic growth. The 2010 stock-based compensation expense and related employer-paid payroll taxes amount includes a one-time stock-based compensation expense of $1.4 million from the acceleration of the vesting of certain options related to the retirement of our former Executive Chairman on June 30, 2010. Our acquisition related adjustments fluctuate due to variations in the legal, accounting and advisory fees and restructuring costs associated with each of our acquisitions.

Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Share

	Year Ended December 31,
(in thousands)	2012	2011	2010
GAAP net income	$81,343	$62,443	$44,746
Amortization of intangible assets (1)	14,894	7,170	3,170
Stock-based compensation expense and related employer-paid payroll taxes (2)	15,819	10,974	12,047
Debt issuance costs write-off (3)	—	—	334
Public offering costs (3)	—	—	170
Lawsuit settlement costs and related legal fees (reimbursements) (3)	—	—	(217)
Severance costs related to retirement of former Executive Chairman (3)	—	—	208
Acquisition related adjustments (4)	519	1,578	758
Tax benefits associated with above adjustments (5)	(8,886)	(4,970)	(4,494)

Non-GAAP net income	$103,689	$77,195	$56,722

Weighted-average number of shares used in computing diluted earnings per share	76,035	74,413	72,862

Non-GAAP diluted earnings per share (6)	$1.36	$1.04	$0.78

The increase in non-GAAP net income for year ended December 31, 2012 as compared to the same periods in 2011 and 2010 was primarily due to increases in the corresponding GAAP net income and the adjustments discussed above in the calculation of non-GAAP operating income. Other adjustments to non-GAAP net income include fair value adjustments due to the passage of time related to contingent consideration included in acquisition related costs and the tax benefits associated with the excluded items. Non-GAAP diluted earnings per share increased for the year ended December 31, 2012 as compared to the same periods in 2011 and 2010 primarily due to the increase in non-GAAP net income as discussed above as the number of shares used in the computation did not change significantly.

Free Cash Flow

	Year Ended December 31,
(in thousands)	2012	2011	2010
GAAP cash flows from operating activities	$143,447	$110,530	$66,043
Excess tax benefit from stock-based compensation	10,486	6,359	26,748
Purchases of property and equipment	(3,885)	(2,945)	(2,740)

Free cash flow (7)	$150,048	$113,944	$90,051

The increase in free cash flow for the year ended December 31, 2012 as compared to the same periods in 2011 and 2010 was primarily due to the increase in operating income that converted to cash flow. The excess tax benefit from stock-based compensation fluctuates with the exercise of stock option awards.

Non-GAAP Footnotes:

(1)	Amortization of Intangible Assets. We provide non-GAAP information that excludes expenses for the amortization of intangible assets that primarily relate to purchased intangible assets associated with our acquisitions. We believe that eliminating this expense from our non-GAAP measures is useful to investors, because the amortization of intangible assets can be inconsistent in amount and frequency and is significantly impacted by the timing and magnitude of our acquisition transactions, which also vary in frequency from period to period. Accordingly, we analyze the performance of our operations in each period without regard to such expenses.

(2)	Stock-Based Compensation Expense and Related Employer-Paid Payroll Taxes. We provide non-GAAP information that excludes expenses for stock-based compensation and related employer-paid payroll taxes. We believe the exclusion of these items allows for financial results that are more indicative of our continuing operations. We believe that the exclusion of stock-based compensation expense provides for a better comparison of our operating results to prior periods and to our peer companies as the calculations of stock-based compensation vary from period to period and company to company due to different valuation methodologies, subjective assumptions and the variety of award types. Employer-paid payroll taxes on stock-based compensation is dependent on our stock price and the timing of the taxable events related to the equity awards, over which our management has little control, and does not correlate to the core operation of our business. Because of these unique characteristics of stock-based compensation and the related employer-paid payroll taxes, management excludes these expenses when analyzing the organization’s business performance.

(3)

Other Items. We exclude certain other unplanned items which we believe are not indicative of our continuing operations and which amounts and timing are difficult to estimate in advance, including the following, when applicable: (i) write-off of debt issuance costs; (ii) public offering costs; (iii) lawsuit settlement costs and related legal fees, net of related reimbursements from insurance proceeds; and (iv) severance costs related to retirement of certain executive officers. Although these events are reflected in our GAAP financials, these transactions which are not indicative of our continuing operations may limit the comparability of our ongoing operations with prior and future periods. Because of these factors, we assess our operating performance both with these amounts included and excluded, and by providing this information, we believe the users of our financial statements are better able to understand the financial results of what we consider our continuing operations.

(4)	Acquisition Related Adjustments. We exclude certain expense items resulting from acquisitions including the following, when applicable: (i) amortization of purchased intangible assets associated with our acquisitions (see Note 1 for further discussion); (ii) legal, accounting and advisory fees to the extent associated with acquisitions; (iii) changes in fair value of contingent consideration; (iv) costs related to integrating the acquired businesses; and (v) restructuring costs, including adjustments related to changes in estimates, related to acquisitions. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, acquisitions result in non-continuing operating expenses, which would not otherwise have been incurred by us in the normal course of our organic business operations, with respect to each acquisition. We believe that providing non-GAAP information for acquisition related expense items in addition to the corresponding GAAP information allows the users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.

(5)	Income Tax Effect of Non-GAAP Exclusions. We believe providing financial information with and without the income tax effect of excluding items related to our non-GAAP financial measures provide our management and users of the financial statements with better clarity regarding the ongoing performance and future liquidity of our business.

(6)	Non-GAAP Diluted Earnings Per Share Item. We provide non-GAAP diluted earnings per share. The non-GAAP diluted earnings per share amount was calculated based on our non-GAAP net income and the shares used in the computation of GAAP diluted earnings per share.

(7)	Free Cash Flow. We define free cash flow as cash flows from operating activities plus the excess tax benefit from stock-based compensation and less the purchases of property and equipment. We believe free cash flow is an important liquidity measure that reflects the cash generated by the business after the purchase of property and equipment that can then be used for, among other things, strategic acquisitions and investments in the business, stock repurchases and funding ongoing operations. Free cash flow does not represent the total increase or decrease in the cash balance for the period. The changes in free cash flow result from fluctuations in cash flows from operating activities offset by excess tax benefits associated with the exercises of options. For further discussion regarding cash flows from operating activities, see the discussion under the caption “Liquidity and Capital Resources” included in this Item 7.

Liquidity and Capital Resources

Cash and cash equivalents and short-term and long-term investments were $241.8 million as of December 31, 2012. Our international subsidiaries held approximately $47.8 million of cash and cash equivalents of which 93.3% was held in Euros as of December 31, 2012. We expect our international cash and cash equivalents to continue to increase as a percentage of our consolidated cash and cash equivalents. We currently intend that the earnings generated by our international operations will be invested indefinitely in those operations and we do not expect to repatriate those earnings to our domestic operations. If we were to try and repatriate these earnings, we would incur a U.S. federal income tax liability that is not currently accrued in our consolidated financial statements.

Our available cash and cash equivalents are held in bank demand deposits and money market funds at December 31, 2012. Our short-term and long-term investments, classified as available-for-sale securities, consist of corporate bonds, municipal bonds and commercial paper held in investment accounts in the United States.

Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances held in our demand deposit accounts in the United States may exceed the Federal Deposit Insurance

Corporation, or FDIC, insurance limits. While we monitor the balances in our accounts and adjust the balances as appropriate, these balances could be impacted by adverse conditions in the financial markets or by failure of the underlying depository institutions or guarantors. We strive to maintain our cash deposits, money market funds and investments with multiple financial institutions of reputable credit and therefore, bear minimal credit risk. We actively monitor the third party depository institutions that hold our cash, cash equivalents and investments. To date, we have experienced no loss or lack of access to our invested cash, cash equivalents, and investments; however, we can provide no assurances that access to our funds will not be impacted by future adverse conditions.

Summarized annual cash flow information is as follows (in thousands):

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net cash provided by operating activities	$143,447	$110,530	$66,043
Net cash used in investing activities	(103,118)	(142,414)	(31,574)
Net cash provided by (used in) financing activities	15,482	14,193	(21,313)
Effect of exchange rate changes	1,184	(1,605)	(941)
Net increase (decrease) in cash and cash equivalents	56,995	(19,296)	12,215

Operating Activities

Cash provided by operating activities is comprised of net income, adjustments primarily related to non-cash operating activities and changes in operating assets and liabilities. Adjustments for non-cash (benefits) expenses were $23.3 million, $16.5 million and $(11.9) million for the years ended December 31, 2012, 2011 and 2010, respectively. These adjustments primarily consist of depreciation and amortization, stock-based compensation expense and excess tax benefits related to employee stock-based awards. Stock-based compensation expense reduced income before income taxes by $15.3 million, $10.7 million and $10.9 million in the years ended December 31, 2012, 2011 and 2010, respectively. We also recognized a gain on the change in fair value of our acquisition related earnouts of $0.6 million and $0.7 million for years ended December 31, 2012 and 2011, respectively, due to adjustments in our probability assumption of achieving the specified earnout criteria.

The change in cash flows relating to operating activities resulted from changes in operating assets and liabilities and is primarily driven by the sales of our software and maintenance renewals. The significant changes in operating assets and liabilities include the following:

•

Deferred revenue increased to $102.8 million at December 31, 2012 as compared to $77.1 million at December 31, 2011, resulting in an increase in operating liabilities and reflecting a cash inflow of $22.5 million for the year ended December 31, 2012. For the years ended December 31, 2011 and 2010, net cash provided by operating activities increased $19.1 million and $15.3 million, respectively, due to an increase in deferred revenue during those years as compared to the respective prior year. The increase in deferred revenue was due primarily to the increase in the sales of our software and maintenance renewals.

•

Changes in our income tax receivable and payable balances are also significant components of our cash flows from operating activities. The increase in our income tax payable was primarily due to the growth in our taxable income. Net cash provided by operating activities was reduced by income tax payments of $15.3 million in 2012, $1.0 million in 2011, was increased by a U.S. federal income tax refund of $3.3 million in 2010.

•

Accounts receivables increased to $32.5 million at December 31, 2012 as compared to $27.0 million at December 31, 2011 resulting in an increase in operating assets and reflecting a cash outflow of $5.7 million for the year ended December 31, 2012. The increase in accounts receivable for the years ended December 31, 2011 and 2010 as compared to the respective prior year resulted in cash outflows of $7.0 million and $5.1 million, respectively. Our accounts receivable balance fluctuates from period to period depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts, which affects our cash flow from operating activities. Our accounts receivable balance represents trade receivables from customers, including resellers and distributors, when we have provided software licenses and/or software maintenance agreements and we have not yet received payment. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.3 million, $0.2 million and $0.2 million at December 31, 2012, 2011 and 2010, respectively. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 40.7 days and 44.6 days at December 31, 2012 and 2011, respectively.

•	Other changes in operating assets and liabilities include cash paid for interest payments of $1.3 million in 2010.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2012 was primarily related to $65.9 million of cash used to purchase available-for-sale securities classified as short-term and long-term investments, $66.0 million of cash used for acquisitions (refer to Note 2, Acquisitions, of our Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional details) and $33.9 million of proceeds from maturities of investments.

Net cash used in investing activities for the year ended December 31, 2011 was primarily related to $109.5 million of cash used for acquisitions (refer to Note 2, Acquisitions, of our Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional details) and $33.2 million of cash used to purchase available-for-sale securities classified as short-term and long-term investments. Also during 2011, we had $4.0 million of proceeds from maturities of investments.

Net cash used in investing activities for the year ended December 31, 2010 was primarily due to the $28.0 million of cash used in our purchase of certain assets of Tek-Tools.

We expect our capital expenditures in fiscal year 2013 to be approximately $6.0 to $8.0 million. Our estimated capital expenditures for 2013 primarily include equipment, software, leasehold improvements and furniture related to the expected growth of our corporate headquarters in Austin, Texas and our international research and development centers in the Czech Republic and India.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2012 was primarily due to $10.6 million of proceeds from the exercise of employee stock options and $10.5 million of excess tax benefit related to stock-based awards, which is a reduction in cash payments related to income taxes. In addition, for the year ended December 31, 2012, we withheld and retired shares of common stock to satisfy $1.5 million of minimum statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to restricted stock units issued during the period. These shares are treated as common stock repurchases in our consolidated financial statements as of December 31, 2012. Also during the year ended December 31, 2012, we paid approximately $4.5 million of cash upon the achievement of certain earnout objectives related to acquisition accrued earnouts. The earnout payments of $4.2 million are reflected in cash flows from financing activities and the changes in fair value due to the passage of time of $0.3 million are reflected in cash flows from operating activities in the consolidated statement of cash flows for the year ended December 31, 2012. We reclassified our earnout payments from cash flows from investing activities to cash flows from financing activities in our consolidated statement of cash flows for the year ended December 31, 2012. See Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further information.

Net cash provided by financing activities for the year ended December 31, 2011 was primarily due to $11.9 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock-based awards of $6.4 million, which is a reduction in cash payments related to income taxes. Also during 2011, we paid $4.0 million of cash to Tek-Tools upon the achievement of certain performance criteria related to the asset acquisition in January 2010. The earnout payment of $3.7 million is reflected in cash flows from financing activities and the change in fair value due to the passage of time of $0.3 million is reflected in cash flows from operating activities in the consolidated statement of cash flows for the year ended December 31, 2011.

Net cash used in financing activities for the year ended December 31, 2010 was due to a $44.1 million repayment of long-term debt partially offset by $21.0 million of proceeds from the exercise of stock options and a $26.7 million excess tax benefit related to stock-based compensation, which is a reduction in cash payments related to income taxes. The debt payments in 2010 paid off our entire outstanding principal under our First Lien Note and Second Lien Note.

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

Contractual Obligations and Commitments

We generally do not enter into long-term minimum purchase commitments. Our principal commitments as of December 31, 2012 consisted of operating lease obligations for our office facilities. The following table summarizes our outstanding contractual obligations as of December 31, 2012, that require us to make future cash payments:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$20,221	$4,488	$7,672	$2,765	$5,296
Purchase obligations (1)	8,177	8,014	163	—	—
Accrued earnout (2)	121	121	—	—	—

Sub-total	$28,519	$12,623	$7,835	$2,765	$5,296

Uncertain tax positions (3)	8,776

Total	$37,295

(1)	Purchase obligations represent purchases of software license and support fees, marketing activities, accounting, legal and contractor fees, corporate health insurance costs and computer hardware and software.
(2)	Acquisition related contingent consideration of $2.5 million to be paid if new license sales during the one-year earnout measurement period equal or exceed the milestone specified in the purchase agreement. The contingent consideration is recorded at fair value in our consolidated balance sheet at December 31, 2012 as an accrued earnout of $0.1 million. See Note 5, Fair Value Measurements, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional details.
(3)	We have included our long-term tax liabilities related to uncertain tax positions at December 31, 2012, however, we have not included the payments due by period as the timing and amounts that will be settled in cash, if any, are not known.

Off-Balance Sheet Arrangements

During 2012, 2011 and 2010, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We are exposed to certain financial market risks, including the following:

Interest Rate Risk

We had cash and cash equivalents of $179.7 million and $122.7 million at December 31, 2012 and 2011, respectively. We also had short-term and long-term investments classified as available-for-sale securities of $62.1 million and $29.7 million at December 31, 2012 and 2011, respectively. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds, and our available-for-sale securities consist primarily of corporate bonds, municipal bonds and commercial paper held in investment accounts in the United

States. We hold cash, cash equivalents and available-for-sale securities for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.

We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist of highly liquid investments purchased with original maturities of three months or less at December 31, 2012. Our portfolio of available-for-sale securities classified as investments is subject to market risk due to changes in interest rates. Changes in interest rates could impact our future investment income, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investment securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

Foreign Currency Risk

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our foreign subsidiaries was approximately 24.5% of our total revenue for the year ended December 31, 2012. The foreign currencies that we invoice and on which we collect are the Euro, British Pound Sterling, Australian Dollar and Japanese Yen. Expenses incurred by our international subsidiaries are, generally, denominated in the local currency of the subsidiary. Our consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies.

During the first quarter of 2012, we began utilizing purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operational and functional positions. As of December 31, 2012, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. See Note 6, Derivative Instruments, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a summary of the effect of derivative instruments on our consolidated statements of income.

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

The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-38 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our independent registered public accounting firm, which has audited our consolidated financial statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report, which is included in Part II, Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materiality affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report. We intend to file such information within our definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report relating to our 2013 annual meeting of stockholders (the “Proxy Statement”).

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2012, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our Amended and Restated Stock Incentive Plan (“2005 Plan”) and our 2008 Equity Incentive Plan (“2008 Plan”):

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	4,220,868	(1)	$14.48	10,298,837	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	4,220,868		$14.48	10,298,837

(1)	Consists of 1,292,171 shares and 2,928,697 shares of common stock underlying outstanding options and restricted stock units granted under our 2005 Plan and 2008 Plan, respectively.
(2)	Represents shares of common stock available for issuance under our 2008 Plan as of December 31, 2012 and does not include the automatic increase on January 1, 2013 of 3,545,087 additional shares of our common stock reserved for issuance under our 2008 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed with Report

(1)	Financial Statements.

(2)	Financial Statement Schedules.

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

SOLARWINDS, INC.

Dated: February 19, 2013	By:	/s/ Michael J. Berry
Michael J. Berry
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin B. Thompson Kevin B. Thompson	President, Chief Executive Officer and Director (principal executive officer)	February 19, 2013

/s/ Michael J. Berry Michael J. Berry	Executive Vice President and Chief Financial Officer (principal financial officer)	February 19, 2013

/s/ J. Barton Kalsu J. Barton Kalsu	Chief Accountant and Senior Vice President, Finance (principal accounting officer)	February 19, 2013

/s/ Steven M. Cakebread Steven M. Cakebread	Lead Independent Director	February 19, 2013

/s/ Mark Bonham Mark Bonham	Director	February 19, 2013

/s/ J. Benjamin Nye J. Benjamin Nye	Director	February 19, 2013

/s/ Ellen F. Siminoff Ellen F. Siminoff	Director	February 19, 2013

/s/ Roger J. Sippl Roger J. Sippl	Director	February 19, 2013

/s/ Lloyd G. Waterhouse Lloyd G. Waterhouse	Director	February 19, 2013

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

Our independent registered public accounting firm, which has audited our consolidated financial statements in Part II, Item 8 of this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SolarWinds, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of SolarWinds, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Austin, Texas

February 19, 2013

SolarWinds, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share information)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$179,702	$122,707
Short-term investments	49,276	29,688
Accounts receivable, net of allowances of $271 and $192 as of December 31, 2012 and 2011, respectively	32,506	26,965
Income tax receivable	142	110
Deferred taxes	1,712	668
Prepaid and other current assets	3,322	2,770

Total current assets	266,660	182,908
Property and equipment, net	8,342	7,341
Long-term investments	12,823	—
Deferred taxes	338	3,334
Goodwill	158,601	110,746
Intangible assets and other, net	70,631	58,079

Total assets	$517,395	$362,408

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,050	$2,213
Accrued liabilities	14,226	9,442
Accrued earnout	121	3,513
Income taxes payable	4,037	779
Current portion of deferred revenue	97,672	73,774

Total current liabilities	120,106	89,721
Long-term liabilities:
Deferred revenue, net of current portion	5,084	3,373
Non-current deferred taxes	483	289
Other long-term liabilities	8,908	4,078

Total liabilities	134,581	97,461
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 74,633,412 and 73,367,367 shares issued and outstanding as of December 31, 2012 and 2011, respectively	75	73
Additional paid-in capital	229,277	194,379
Accumulated other comprehensive loss	(1,145)	(2,769)
Accumulated earnings	154,607	73,264

Total stockholders’ equity	382,814	264,947

Total liabilities and stockholders’ equity	$517,395	$362,408

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.

Consolidated Statements of Income

(In thousands, except for per share information)

	Year Ended December 31,
	2012	2011	2010
Revenue:
License	$123,984	$92,254	$75,603
Maintenance and other	144,980	106,104	76,790

Total revenue	268,964	198,358	152,393
Cost of license revenue	8,203	4,097	1,943
Cost of maintenance and other revenue	10,197	7,892	5,987

Gross profit	250,564	186,369	144,463
Operating expenses:
Sales and marketing	73,046	53,850	43,252
Research and development	28,769	21,332	15,731
General and administrative	35,649	28,076	23,476
Accrued earnout gain	(570)	(664)	—

Total operating expenses	136,894	102,594	82,459

Operating income	113,670	83,775	62,004
Other income (expense):
Interest income	430	308	177
Interest expense	—	—	(1,146)
Other income, net	419	720	115

Total other income (expense)	849	1,028	(854)

Income before income taxes	114,519	84,803	61,150
Income tax expense	33,176	22,360	16,404

Net income	$81,343	$62,443	$44,746

Net income per share:
Basic earnings per share	$1.10	$0.86	$0.65

Diluted earnings per share	$1.07	$0.84	$0.61

Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share	74,166	72,812	68,664

Shares used in computation of diluted earnings per share	76,035	74,413	72,862

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$81,343	$62,443	$44,746
Other comprehensive income (loss):
Foreign currency translation adjustment	1,597	(1,502)	(1,097)
Unrealized gains (losses) on investments, net of income tax expense (benefit) of $14, $(6) and $0 for the years ended December 31, 2012, 2011 and 2010 respectively	27	(11)	—

Other comprehensive income (loss)	1,624	(1,513)	(1,097)

Comprehensive income	$82,967	$60,930	$43,649

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2009	66,502	$67	$123,083	$(159)	$(33,925)	$89,066
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(1,097)	—	(1,097)
Net income	—	—	—	—	44,746	44,746

Comprehensive income						43,649

Shares issued in connection with business acquisition	453	—	9,221	—	—	9,221
Exercise of stock options	6,406	7	21,025	—	—	21,032
Repurchase of common stock	(1,702)	(2)	(24,985)	—	—	(24,987)
Stock-based compensation	—	—	10,880	—	—	10,880
Excess tax benefit from stock-based compensation	—	—	26,748	—	—	26,748

Balances at December 31, 2010	71,659	72	165,972	(1,256)	10,821	175,609
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(1,502)	—	(1,502)
Unrealized gains (losses) on investments, net of taxes	—	—	—	(11)	—	(11)
Net income	—	—	—	—	62,443	62,443

Comprehensive income						60,930

Exercise of stock options	1,664	1	11,918	—	—	11,919
Restricted stock units issued, net of shares withheld for taxes	44	—	(342)	—	—	(342)
Stock-based compensation	—	—	10,690	—	—	10,690
Excess tax benefit from stock-based compensation	—	—	6,141	—	—	6,141

Balances at December 31, 2011	73,367	73	194,379	(2,769)	73,264	264,947
Comprehensive income:
Foreign currency translation adjustment	—	—	—	1,597	—	1,597
Unrealized gains (losses) on investments, net of taxes	—	—	—	27	—	27
Net income	—	—	—	—	81,343	81,343

Comprehensive income						82,967

Exercise of stock options	1,142	2	10,620	—	—	10,622
Restricted stock units issued, net of shares withheld for taxes	124	—	(1,472)	—	—	(1,472)
Stock-based compensation	—	—	15,264	—	—	15,264
Excess tax benefit from stock-based compensation	—	—	10,486	—	—	10,486

Balances at December 31, 2012	74,633	$75	$229,277	$(1,145)	$154,607	$382,814

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$81,343	$62,443	$44,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,359	9,957	5,498
Provision for doubtful accounts	258	97	194
Stock-based compensation expense	15,264	10,690	10,880
Accrued earnout gain	(570)	(664)	—
Deferred taxes	(989)	2,123	(2,220)
Excess tax benefit from stock-based compensation	(10,486)	(6,359)	(26,748)
Premium on investments	(1,605)	(888)	—
Other non-cash expenses	1,432	622	470
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(5,695)	(7,038)	(5,078)
Income taxes receivable	(28)	(33)	31
Prepaid income taxes	—	—	4,675
Prepaid and other current assets	(1,220)	(189)	(1,199)
Accounts payable	1,807	56	(1,127)
Accrued liabilities	4,473	747	3,958
Accrued interest payable	—	—	(539)
Income taxes payable	18,565	19,886	17,160
Deferred revenue	22,539	19,080	15,342

Net cash provided by operating activities	143,447	110,530	66,043

Cash flows from investing activities
Purchases of investments	(65,929)	(33,241)	—
Maturities of investments	33,930	4,000	—
Purchases of property and equipment	(3,885)	(2,945)	(2,740)
Purchases of intangible assets and other	(1,203)	(745)	(795)
Acquisition of businesses, net of cash acquired	(66,031)	(109,483)	(28,039)

Net cash used in investing activities	(103,118)	(142,414)	(31,574)

Cash flows from financing activities
Repurchase of common stock	(1,472)	(342)	(24,987)
Exercise of stock options	10,622	11,919	21,032
Excess tax benefit from stock-based compensation	10,486	6,359	26,748
Earnout payments for acquisitions	(4,154)	(3,743)	—
Repayment of long-term debt	—	—	(44,097)
Repayment of capital lease obligations	—	—	(9)

Net cash provided by (used in) financing activities	15,482	14,193	(21,313)
Effect of exchange rate changes on cash and cash equivalents	1,184	(1,605)	(941)

Net increase (decrease) in cash and cash equivalents	56,995	(19,296)	12,215
Cash and cash equivalents
Beginning of period	122,707	142,003	129,788

End of period	$179,702	$122,707	$142,003

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$1,280

Cash paid (received) for income taxes	$15,285	$1,013	$(3,282)

Noncash investing and financing transactions
Accrued earnout (Note 5)	$1,547	$3,938	$3,743

Stock issued for acquisition (Note 2)	$—	$—	$9,221

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

SolarWinds, Inc., a Delaware corporation, and its subsidiaries (“we” or “us”) design, develop, market, sell and support enterprise-class information technology, or IT, infrastructure management software to IT professionals in organizations of all sizes. Our product offerings range from individual software tools to more comprehensive software products that solve problems encountered every day by IT professionals. Our products are designed to help enable efficient and effective management of their networks, systems and application infrastructure.

Basis of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.

Reclassifications

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net income, total assets or shareholders’ equity.

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

Foreign Currency Translation

The functional currency of our foreign subsidiaries is determined in accordance with authoritative guidance issued by the Financial Accounting Standards Board, or FASB. We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit). We record gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense) in our consolidated statements of income. There were no equity transactions denominated in foreign currencies for the years ended December 31, 2012 and 2011.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities, as reflected within our consolidated statements of income, were not material for the years ended December 31, 2012, 2011 and 2010.

Recent Accounting Pronouncements

In July 2012, FASB issued a standard to provide updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more likely than not that the indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. The updated accounting guidance is effective for annual periods beginning after September 15, 2012. Early application is permitted. We adopted the updated guidance in the fourth quarter of fiscal year 2012. Adoption of this standard did not have an impact on our consolidated financial statements.

Acquisitions

We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired, liabilities assumed, contractual contingencies and contingent consideration be recorded at the date of acquisition at their respective fair values. Goodwill represents the excess of the purchase price, including any contingent consideration, over the fair value of the net assets acquired. It further requires acquisition related costs to be recognized separately from the acquisition and expensed as incurred, most restructuring costs to be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact the provision for income taxes. The acquired developed product technologies recorded for each acquisition were feasible at the date of acquisition as they were being actively marketed and sold by the acquired company at the acquisition date. In addition to the acquired developed product technologies, we also recorded intangible assets for the acquired companies’ customer relationships, trademarks, in process research and development and certain non-competition covenants. We include the operating results of acquisitions in our consolidated financial statements from the effective date of the acquisitions. Acquisition related costs are included in general and administrative expenses in our consolidated statements of income.

The fair value of identifiable intangible assets is based on significant judgments made by management. We typically engage third party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from management, and also include, but are not limited to, future expected cash flows earned from the product technology and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. Acquired identifiable intangible assets are amortized on the net cash flow method over their estimated economic lives, which are generally three to seven years for trademarks, customer relationships, non-competition covenants and acquired developed product technologies and ten years for intellectual property. We include amortization of acquired developed product technologies in cost of license revenue and amortization of other acquired intangible assets in general and administrative expenses in our consolidated statements of income. We record acquired in process research and development as indefinite-lived intangible assets. On completion of the related development projects, the in process research and development assets are reclassified to developed technology and amortized over their estimated economic lives.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Goodwill, Intangible Assets and Long-lived Assets

As we operate our business in one operating segment and one reporting unit, our goodwill is assessed at the consolidated level for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that impairment may exist. If we perform a qualitative assessment, we first determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount and whether the two-step quantitative analysis is necessary. If determined necessary, for the first step of our quantitative analysis, we consider our market capitalization compared with the carrying amount of our net assets on the date of the test, since we have only one reporting unit. An impairment of goodwill is recognized when the carrying amount exceeds the fair value.

We also evaluate indefinite-lived intangible assets for impairment annually during our fourth fiscal quarter and whenever events or changes in circumstances indicate impairment may exist. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our indefinite-lived intangible assets is less than its carrying amount and whether the quantitative analysis is necessary. The quantitative analysis compares the fair value of our indefinite-lived intangible assets to their carrying amount and an impairment loss is recognized when the carrying amount exceeds the fair value.

The process of evaluating the potential impairment related to our goodwill and indefinite-lived intangible assets is highly subjective and requires the application of significant judgment. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2012 and 2011, we performed our annual review of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for our reporting unit during any of the periods presented. No impairment charges have been required to date.

We evaluate long-lived assets, including identifiable intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Impairment is recognized when the asset is not recoverable and the carrying amount of an asset exceeds its fair value as calculated on a discounted cash flow basis. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment or our finite-lived intangibles and other assets, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2012 and 2011, there were no indicators that our long-lived assets were impaired.

Investments

Short-term and long-term investments at December 31, 2012 and 2011 were as follows:

	December 31,
(in thousands)	2012	2011
Short-term investments	$49,276	$29,688
Long-term investments	12,823	—

Total investments	$62,099	$29,688

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our short-term and long-term investments, classified as available-for-sale securities, consist primarily of marketable securities such as corporate bonds, municipal bonds and commercial paper. We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. All securities classified as short-term investments have contractual maturities of less than twelve months. All securities classified as long-term investments have contractual maturities greater than twelve months.

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity (deficit). Any premiums or discounts are amortized or accreted, respectively, to maturity as a component of other income (expense) in our consolidated statements of income. Cash flows from the principal amount of purchases, sales and maturities of available-for-sale securities are classified as cash flows from investing activities. Any amount of premium on purchased securities and discount on matured and sold securities and the related amortization and accretion are classified as cash flows from operating activities in our consolidated statements of cash flows. During 2012, we reclassified the purchased premium and matured discount on investments from cash flows from investing activities to cash flows from operating activities in our consolidated statements of cash flows for the prior periods presented to conform to the current period presentation which impacted cash flows from operations and investing but had no impact on total cash flows.

The cost of securities sold is based on the specific-identification method. In determining if and when a decline in fair value is judged to be other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. Declines in fair value deemed other-than-temporary are included as a component of other income (expense). We have not recorded any other-than-temporary impairments related to marketable securities. See Note 4 for a summary of our investments.

Fair Value Measurements

We apply the authoritative guidance on fair value measurements for financial assets and liabilities that are measured at fair value on a recurring basis and non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets and property, plant and equipment that are measured at fair value on a non-recurring basis.

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

We determine the fair value of our available-for-sale securities based on inputs obtained from multiple pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, we classify all of our available-for-sale securities as being valued using Level 2 inputs. The valuation techniques used to determine the fair value of our financial instruments having Level 2 inputs are derived from unadjusted, non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models. Our procedures include controls to ensure that appropriate fair values are recorded by a review of the valuation methods and assumptions.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

We began classifying our available-for-sale securities as being valued using Level 2 inputs in the fourth quarter of 2012 and have reclassified our balances at December 31, 2011 as being valued using Level 2 inputs rather than Level 1 inputes to conform to the current period presentation. The change in fair value classification from Level 1 inputs to Level 2 inputs had no impact on the recorded fair values of our available-for-sale securities in our previously reported consolidated financial statements. See Note 5 for a summary of our financial instruments and acquisition related contingent considerations accounted for at fair value on a recurring basis. The carrying amounts reported in our consolidated balance sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity.

Contingent Consideration

Contingent consideration, which includes earnout payments in connection with our acquisitions, is recognized at fair value on the acquisition date and remeasured each reporting period with subsequent adjustments recognized in our consolidated statements of income. We estimate the fair value of contingent consideration liabilities based on certain milestones of the acquired companies and estimated probabilities of achievement and discount the liabilities to present value using our pre-tax cost of debt. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration liability is revalued to estimated fair value.

Changes in the fair value of contingent consideration liabilities may result from changes in discount periods, changes in the timing and amount of sales and/or other specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. We reflect changes in fair value due to probability changes as accrued earnout (gains) losses in total operating expenses and changes in fair value due to the passage of time as an expense in total other income (expense) in our consolidated statements of income. These changes could cause a material impact to, and volatility in our operating results. Earnout payments are reflected in cash flows from financing activities and the changes in fair value are reflected in cash flows from operating activities in our consolidated statements of cash flows.

Previously, we classified acquisition related earnout payments as cash flows from investing activities in our consolidated statement of cash flows as they related to acquisitions; however, we now believe it is more appropriate to classify earnout payments within cash flows from financing activities as the delayed payments for acquisitions are more analogous to financing activities. As such, we have reclassified the earnout payments made during the prior periods from cash flows from investing activities to cash flows from financing activities in our consolidated statement of cash flows to conform to current period presentation.

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

These foreign currency forward contracts are not designated as hedging instruments, and the gain or loss on the derivatives is recognized in our consolidated statements of income as other income (expense). The fair value

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

of our outstanding foreign currency forward contracts in a gain position is recorded within prepaid and other current assets and the fair value of contracts in a loss position is recorded within accrued liabilities in our consolidated balance sheets. The maturities of the forward contracts are generally less than three months. See Note 6 for further discussion of our derivative instruments.

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

Capitalized Software

Costs incurred in the research and development of our products are expensed as incurred, except for certain software development costs. We expense costs associated with the development of computer software to be marketed prior to the establishment of technological feasibility and capitalize them from the point technological

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

feasibility is reached until the product is ready for general availability. At December 31, 2012 and 2011, we had unamortized capitalized software development costs of $0.4 million and $0.2 million, respectively, related to localizing our products.

Capitalized software development costs are periodically assessed for recoverability in the event of changes to the anticipated future revenue for the software products or changes in product technologies. Unamortized capitalized software development costs that are determined to be in excess of the net realizable value of the software products would be expensed in the period in which such a determination is made. Capitalized localization product costs are included in intangible assets and other, net in our consolidated balance sheets and are amortized over their estimated useful life, generally three to five years. Amortization of capitalized software development costs is included in cost of license revenue in our consolidated statements of income and was insignificant for the years ended December 31, 2012, 2011 and 2010.

Website Development Costs

We capitalize certain direct costs to develop functionality as well as certain upgrades and enhancements that are probable to result in additional functionality to our website. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized website development costs are recorded in intangible assets and other, net in our consolidated balance sheets and amortized over their estimated useful life, generally three years, as general and administrative expenses in our consolidated statements of income. Capitalized website development costs at December 31, 2012 and 2011 were insignificant.

Long-Term Debt

On December 13, 2005, we entered into credit agreements with an investment management firm pursuant to which we borrowed $85.0 million on a first lien note, or First Lien Note, and $25.0 million on a second lien note, or Second Lien Note, and collectively the Notes. We amortize debt issuance costs over the term of the associated debt. In March 2010, we repaid the $19.1 million outstanding principal balance on our First Lien Note and wrote-off $0.2 million of debt issuance costs associated with the note. In May 2010, we fully repaid the $25.0 million outstanding principal balance on our Second Lien Note and wrote-off the remaining $0.1 million of debt issuance costs. The amortization and write-off of debt issuance costs of $0.4 million were included in interest expense for the year ended December 31, 2010.

Contingencies

We account for claims and contingencies in accordance with authoritative guidance that requires we record an estimated loss from a claim or loss contingency when information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of our consolidated financial statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred or if the amount of a probable loss cannot be reasonably estimated, then in accordance with the authoritative guidance, we disclose the amount or range of estimated loss if the amount or range of estimated loss is material. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business. See Note 14 for a discussion of contingencies.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Revenue Recognition

We derive substantially all of our revenue from the licensing of our software products and from the sale of annual maintenance agreements for these products. We typically include one year of maintenance as part of the initial purchase price of each software offering and then sell renewals of this maintenance agreement. In accordance with current guidance, we recognize revenue for software, maintenance and other services when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. Our return policy generally does not allow our customers to return software products.

License Revenue. We consider delivery of our software to have occurred and recognize revenue from the sale of perpetual licenses to our software when risk of loss transfers to the customer, reseller or distributor, which is generally upon electronic transfer of the license key that provides immediate availability of the product to the purchaser.

We sell licenses to our software products through our direct sales force and through our distributors and other resellers. Our distributors and resellers do not carry inventory of our software and we generally require them to specify the end-user of the software at the time of the order. If the distributor or reseller does not provide end-user information, then we will generally not fulfill the order. Our distributors and resellers have no rights of return or exchange for software that they purchase from us and payment for these purchases is due to us without regard to whether the distributors or resellers collect payment from their customers. We account for sales incentives to customers, resellers or distributors as a reduction of revenue at the time we recognize the revenue from the related product sale. We report revenue net of any sales tax collected.

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

Maintenance and Other Revenue. We derive maintenance revenue from fees for software maintenance services. We recognize maintenance revenue ratably on a daily basis over the contract period. Customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements to new versions of their software products on a when-and-if-available basis. Other revenue consists primarily of subscription revenue which is recognized ratably on a daily basis over the contract period. Other revenue for the years ended December 31, 2012, 2011 and 2010 was insignificant.

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from maintenance fees and training services. We generally bill maintenance agreements annually in advance for services to be performed over a 12-month period. Customers have the option to purchase maintenance renewals for periods other than 12 months. We initially record the amounts to be paid under maintenance agreements as deferred revenue and recognize these amounts ratably on a daily basis over the term of the maintenance agreement. We record deferred revenue that will be recognized during the succeeding 12-month period as current deferred revenue and the remaining portion is recorded as long-term deferred revenue.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Cost of Revenue

Cost of License Revenue. Cost of license revenue consists primarily of amortization of acquired developed product technologies and third party software license royalties. Third party software license royalties are amortized based on the number of units issued. Amortization of acquired developed product technologies and third party software license royalties included in cost of license revenue was as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Acquired developed product technologies	$7,300	$3,652	$1,730
Third party software licenses	791	438	187

Cost of Maintenance and Other Revenue. Cost of maintenance and other revenue consists of compensation and benefits related to personnel providing customer support and an allocation of facilities and other overhead costs, including depreciation.

Advertising

We expense advertising costs as incurred. Advertising expense is included in sales and marketing expenses in our consolidated statements of income.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Advertising expense	$3,360	$2,704	$3,798

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

The guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was an insignificant amount accrued for interest and penalties related to unrecognized tax benefits as of December 31, 2012 and 2011.

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

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

We intend either to invest our non-U.S. earnings permanently in foreign operations or to remit these earnings to our U.S. entities in a tax-free manner. For this reason, we do not record federal income taxes on the undistributed earnings of our foreign subsidiaries.

Stock-Based Compensation

We have granted our employees and directors stock-based incentive awards. These awards are in the form of stock options, restricted stock and restricted stock units. We measure stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards on the date of grant. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The fair value of restricted stock and restricted stock unit awards is determined using the fair market value of our common stock based on the quoted market price on the date of grant, or intrinsic value.

We estimated the fair value for options at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected dividend yield	0.0%	0.0%	0.0%
Volatility	54.2%	54.8%	59.4%
Risk-free rate of return	0.8-1.4%	1.1-2.7%	1.5-2.9%
Expected life	6.14 years	6.00 years	6.02 years

We have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assume the expected dividend yield to be zero. Since we were a private entity prior to our IPO in May 2009 with no historical data regarding the volatility of our own common stock price, we based the expected volatility on the historical and implied volatility of comparable companies from a representative industry peer group. We determined expected volatility of options granted using an average of the historical volatility measures of this peer group of companies. We based the risk-free rate of return on the average U.S. treasury yield curve for five- and seven-year terms for the years ended December 31, 2012, 2011 and 2010. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our common stock has been publicly traded. For all dates, we granted employees options at exercise prices equal to the fair value of the underlying common stock on the date of grant, which is the closing price of our common stock as reported by the NYSE.

The reduction in income before income taxes due to stock-based compensation expense and the related income tax benefits were as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Reduction in income before income taxes due to stock-based compensation	$15,264	$10,690	$10,880
Income tax benefit related to stock-based compensation	4,197	2,557	2,722

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

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Tax benefits and excess tax benefits from the exercise of stock option awards were as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Tax benefit from the exercise of stock option awards	$12,051	$8,429	$32,060
Excess tax benefit from the exercise of stock option awards	10,486	6,359	26,748

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

Concentrations of Risks

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term and long-term investments and accounts receivable. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Our cash and cash equivalents consisted of the following:

	December 31,
(in thousands)	2012	2011
Demand deposit accounts	$82,195	$30,371
Money market funds	97,507	92,336

Total cash and cash equivalents	$179,702	$122,707

Our cash deposited with banks in demand deposit accounts may exceed the amount of insurance provided on these deposits. Our cash equivalents invested in money market funds are not insured and we are therefore at risk of losing our full investment. Generally, we may withdraw our cash deposits and redeem our invested cash equivalents upon demand. We strive to maintain our cash deposits and invest in money market funds with multiple financial institutions of reputable credit and therefore bear minimal credit risk.

We provide credit to distributors, resellers and direct customers in the normal course of business. We generally extend credit to new customers based upon industry reputation and existing customers based upon prior payment history. The following distributors represented more than 10% of our revenue:

	Year Ended December 31,
	2012		2011		2010
Distributor A	*	%	*	%	10.0%
Distributor B	10.2		11.9		12.4

*	Represented less than 10% of our revenue

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2012 and 2011, no distributor, reseller or direct customer represented more than 10% of our outstanding accounts receivable balance. We do not believe that our business is substantially dependent on either distributor or that the loss of either relationship would have a material adverse effect on our business.

2. Acquisitions

2012 Acquisitions

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

In December 2012, we acquired Rhino Software, Inc., or RhinoSoft, a provider of file transfer management software products. We released SolarWinds Serv-U Managed File Transfer Server and SolarWinds FTP Voyager, based on the acquired RhinoSoft technology, which are secure managed file transfer solutions that allows IT administrators to monitor the movement and transfers of sensitive company materials and business-critical information.

We recorded $48.0 million of goodwill for our 2012 acquisitions of which $27.4 million is deductible for tax purposes. The acquisitions were financed with available cash and we incurred $1.0 million in acquisition related costs, which are included in general and administrative expense for the year ended December 31, 2012. The weighted average amortization period for the intangible assets was 5.1 years.

We allocated the purchase price for our 2012 acquisitions as follows:

	Fair Value	Useful Life
	(in thousands)	(in years)
Intangible assets:
Developed product technologies	$19,112	5
Customer relationships	4,264	4 - 5
Non-competition covenant	551	4 - 6
In process research and development	1,889	—
Goodwill	48,040	—
Deferred revenue	(2,498)	—
Net other liabilities	(3,056)	—

Total purchase price, net of cash acquired	$68,302

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Pro forma information for the acquisitions has not been provided because the impact of the historical financials on our revenues, net income and earnings per share is not material. We have integrated the acquired businesses into our broader IT infrastructure management business eliminating overlapping processes and expenses and integrating the products and sales efforts. Therefore, there are no separate revenue and earnings for the acquisitions since their respective integration into our business model. Our consolidated financial statements include the operating results of these acquired businesses from the effective date of each acquisition. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described above in Note 1.

2011 Acquisitions

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

We allocated the purchase prices for the material acquisitions completed during 2011 as follows:

	Total	Hyper9	TriGeo	DameWare
	Fair Value	Fair Value	Fair Value	Fair Value	Useful Life
	(in thousands)				(in years)
Intangible assets:
Developed product technologies	$28,509	$7,978	$12,240	$8,291	7
Customer relationships	9,661	560	3,439	5,662	4 - 6
Trademarks	1,619	—	—	1,619	7
Non-competition covenant	1,302	462	365	475	3 - 5
Goodwill	63,234	14,663	24,618	23,953	—
Deferred revenue	(2,918)	(258)	(2,660)	—	—
Net other assets (liabilities)	1,026	3,533	(2,507)	—	—

Total purchase price, net of cash acquired	$102,433	$26,938	$35,495	$40,000

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

2010 Acquisition

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

Tek-Tools provided us an immediate product offering of storage and virtualized server infrastructures that was missing from our product offerings and eliminated the normal time to market required to develop a new software product. The weighted average amortization period for the intangible assets acquired was 6.7 years. We also incurred acquisition related costs of approximately $0.4 million. The goodwill recorded is deductible for tax purposes.

We allocated the purchase price for Tek-Tools as follows:

	Tek-Tools
	Fair Value	Useful Life
	(in thousands)	(in years)
Intangible assets:
Developed product technologies	$9,571	7
Customer relationships	5,330	6
Trademarks	2,922	7
Non-competition covenant	295	5
Goodwill	25,190	—
Deferred revenue	(2,380)	—
Net other assets	36	—

Total purchase price	$40,964

3. Goodwill and Intangible Assets

Goodwill

The following table reflects the changes in goodwill for the years ended December 31, 2012 and 2011:

(in thousands)
Balance at December 31, 2010	$40,424
Acquisitions	70,592
Foreign currency translation and other adjustments	(270)

Balance at December 31, 2011	$110,746
Acquisitions	48,040
Foreign currency translation and other adjustments	(185)

Balance at December 31, 2012	$158,601

The goodwill from acquisitions resulted primarily from our expectations that we will now be able to offer our customers additional products in new markets. Additionally, we expect the acquisitions will attract new customers for our entire line of products.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Intangible Assets

Intangible assets consisted of the following at December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed product technologies	$59,095	$(12,461)	$46,634	$40,904	$(6,266)	$34,638
Customer relationships	21,590	(8,108)	13,482	17,394	(2,962)	14,432
Intellectual property	1,193	(422)	771	1,058	(309)	749
Trademarks	6,564	(3,441)	3,123	6,740	(1,725)	5,015
Non-competition covenant	2,355	(632)	1,723	1,797	(229)	1,568
In process research and development	1,887	—	1,887	—	—	—

Total intangible assets	$92,684	$(25,064)	$67,620	$67,893	$(11,491)	$56,402

Intangible asset amortization expense was as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Intangible asset amortization expense	$15,007	$7,170	$3,170

As of December 31, 2012, we estimate aggregate intangible asset amortization expense to be as follows:

(in thousands)
2013	$16,918
2014	17,146
2015	14,771
2016	10,824
2017	5,881

The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events. We had $0.6 million of trademarks recorded with an indefinite life that are not amortized at December 31, 2012 and 2011.

4. Investments

Our cash equivalents as of December 31, 2012 and 2011 consisted of money market funds. Our short-term and long-term investments as of December 31, 2012 and 2011 consisted of corporate bonds, municipal bonds and

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

commercial paper. The following table summarizes our short-term and long-term available-for-sale securities as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate bonds	$22,206	$16	$(14)	$22,208	$16,561	$—	$(15)	$16,546
Municipal bonds	11,604	—	(3)	11,601	7,153	—	(3)	7,150
Commercial paper	15,465	2	—	15,467	5,991	2	(1)	5,992

Total short-term investments	$49,275	$18	$(17)	$49,276	$29,705	$2	$(19)	$29,688

Long-term investments:
Available-for-sale securities:
Corporate bonds	$11,704	$35	$(10)	$11,729	$—	$—	$—	$—
Municipal bonds	1,095	—	(1)	1,094	—	—	—	—

Total long-term investments	$12,799	$35	$(11)	$12,823	$—	$—	$—	$—

The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2012
Corporate bonds	$20,167	$(24)	$—	$—	$20,167	$(24)
Municipal bonds	12,695	(4)	—	—	12,695	(4)

	$32,862	$(28)	$—	$—	$32,862	$(28)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2011
Corporate bonds	$14,456	$(15)	$—	$—	$14,456	$(15)
Municipal bonds	7,150	(3)	—	—	7,150	(3)
Commercial paper	2,000	(1)	—	—	2,000	(1)

	$23,606	$(19)	$—	$—	$23,606	$(19)

The following table summarizes the contractual underlying maturities of our available-for-sale securities as of December 31, 2012:

(in thousands)	Cost	Fair Value
Due in one year or less	$49,275	$49,276
Due after one year through five years	12,799	12,823

	$62,074	$62,099

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

5. Fair Value Measurements

The following table summarizes the fair value of our financial assets and liabilities that were measured on a recurring basis as of December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012 Using				Fair Value Measurements at December 31, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$97,507	$—	$—	$97,507	$92,336	$—	$—	$92,336

Total cash equivalents	97,507	—	—	97,507	92,336	—	—	92,336
Short-term investments:
Corporate bonds	—	22,208	—	22,208	—	16,546	—	16,546
Municipal bonds	—	11,601	—	11,601	—	7,150	—	7,150
Commercial paper	—	15,467	—	15,467	—	5,992	—	5,992

Total short-term investments	—	49,276	—	49,276	—	29,688	—	29,688
Long-term investments:
Corporate bonds	—	11,729	—	11,729	—	—	—	—
Municipal bonds	—	1,094	—	1,094	—	—	—	—

Total long-term investments	—	12,823	—	12,823	—	—	—	—

Total assets	$97,507	$62,099	$—	$159,606	$92,336	$29,688	$—	$122,024

Liabilities:
Accrued earnout	$—	$—	$121	$121	$—	$—	$3,513	$3,513

Total liabilities	$—	$—	$121	$121	$—	$—	$3,513	$3,513

Contingent Consideration

A reconciliation of the beginning and ending balances of acquisition related accrued earnouts using significant unobservable inputs (Level 3) for year ended December 31, 2012 follows:

(in thousands)
Accrued earnout liability as of December 31, 2011	$3,513
Acquisition date fair value of contingent consideration	1,547
Change in fair value of contingent consideration	(496)
Payment of contingent consideration	(4,443)

Accrued earnout liability as of December 31, 2012	$121

In February 2012, we paid approximately $3.5 million of cash upon the achievement of sales milestones in relation to the Hyper9 acquisition. In September 2012, we also paid $1.0 million in acquisition related contingent consideration upon the completion of engineering deliverables associated with a 2012 acquisition. This payment represented the maximum potential earnout payable.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the quantitative information including the unobservable inputs related to our acquisition related accrued earnout as of December 31, 2012:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range (Input Used)
Accrued earnout (1)	$121	Expected present value	Probability of achieving earnout objectives per the purchase agreement	0% - 100%(5%)
			Pre-tax cost of debt	4.6%

(1)	Acquisition related contingent consideration of $2.5 million to be paid if new license sales during the one-year earnout measurement period equal or exceed the milestone specified in the purchase agreement.

At each reporting date, the contingent consideration liability is revalued to estimated fair value and changes in the estimates used to determine the probabilities could result in a change to the fair value measurement.

6. Derivative Instruments

As of December 31, 2012 and December 31, 2011, we did not have any forward contracts outstanding. The effect of derivative instruments not designated as hedging instruments in our consolidated statements of income is summarized below:

(in thousands)	Gains (Losses) Recognized in Net Income on Derivatives
Derivatives not Designated as Hedging	Location of Gain (Loss) Recognized	Year Ended December 31,
Instruments	in Net Income	2012	2011	2010
Foreign exchange contracts	Other income, net	$(24)	$—	$—

7. Property and Equipment

Property and equipment, including software, consisted of the following at December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Equipment and other	$7,849	$6,639
Furniture and fixtures	3,416	2,750
Software	1,185	2,047
Leasehold improvements	3,398	2,442

	$15,848	$13,878
Less: Accumulated depreciation and amortization	(7,506)	(6,537)

Property and equipment, net	$8,342	$7,341

Depreciation and amortization expense on property and equipment for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Depreciation and amortization expense	$2,985	$2,597	$2,126

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

8. Accrued Liabilities

Accrued liabilities at December 31, 2012 and 2011 were as follows:

	December 31,
(in thousands)	2012	2011
Payroll-related accruals	$11,635	$7,089
Other accrued expenses	2,591	2,353

Total accrued liabilities	$14,226	$9,442

9. Stockholders’ Equity and Stock-Based Compensation

Common Stock and Preferred Stock

As set by our certificate of incorporation, the Company has authorized capital stock of 133,000,000 shares with a par value of $0.001 per share, comprised of 123,000,000 shares of common stock and 10,000,000 shares of preferred stock.

2005 Stock Plan

Our Amended and Restated Stock Incentive Plan, or 2005 Stock Plan, was adopted by our board of directors and approved by our stockholders on December 14, 2005. Our 2005 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and restricted stock to our employees, directors and consultants. Our ability to grant any future equity awards under the 2005 Stock Plan was terminated in May 2009 following the consummation of our IPO. As of December 31, 2012, options to purchase 1,292,171 shares of common stock were outstanding under the 2005 Stock Plan. Our 2005 Stock Plan will continue to govern the terms and conditions of the outstanding equity awards granted under the 2005 Stock Plan.

The standard form of option agreement under the 2005 Stock Plan provides that options will vest over four years with 25% of the options vesting on the first anniversary of the vesting commencement date and the remainder vesting ratably on a monthly basis over the remaining period, subject to continued service through each applicable date and have a ten year contractual term. Under our 2005 Stock Plan, our board of directors, or its designated committee, has the authority to grant options with early exercise rights, subject to our repurchase right that lapses as the shares vest on the original vesting schedule, and to provide for accelerated vesting.

Our 2005 Stock Plan provides that our board of directors, or its designated committee, shall equitably and proportionally adjust or substitute outstanding options upon certain events, including, without limitation, changes in our capitalization through stock splits, recapitalizations, mergers or consolidations. In lieu of an adjustment, our board of directors, or its designated committee, may terminate and cancel outstanding options in exchange for a cash payment or other consideration to the optionholder upon certain corporate events, including a change of control. The payment must equal the amount paid per share in connection with the event less the applicable exercise price per share for each cancelled option subject to exercise.

2008 Stock Plan

Our board of directors adopted and our stockholders approved our 2008 Equity Incentive Plan, or 2008 Stock Plan, in May 2008. Our 2008 Stock Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

stock, restricted stock units, stock appreciation rights, performance shares and performance units to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. All equity awards that have been granted following our IPO were granted under our 2008 Stock Plan. As of December 31, 2012, stock-based incentive awards of 2,928,697 were outstanding and 10,298,837 shares of common stock were reserved for future grants under the 2008 Stock Plan.

The exercise price of an option granted under our 2008 Stock Plan must be at least equal to the fair market value of our common stock on the date of grant unless granted pursuant to a transaction described in, and in a manner consistent with, Section 424(a) of the Code. Options and restricted stock units granted under our 2008 Stock Plan generally vest over three to four years with the first tranche of the options vesting on the first anniversary of the vesting commencement date and the remainder vesting ratably on a monthly basis over the remaining period, subject to continued service through each applicable date. The term of an incentive stock option granted under our 2008 Stock Plan may not exceed ten years, except that, with respect to any participant who owns 10% or more of the voting power of all classes of our outstanding stock as of the grant date, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date unless granted pursuant to a transaction described in, and in a manner consistent with, Section 424(a) of the Code.

Option grant activity under the 2005 and 2008 Stock Plans were as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Outstanding balances at December 31, 2011	3,581,631	$12.01
Options granted	883,302	34.43
Options exercised	(1,142,188)	9.29
Options forfeited	(69,145)	27.17

Outstanding balances at December 31, 2012	3,253,600	$18.78

Options exercisable at December 31, 2012	1,876,912	$11.74	$76,417	6.14

Options vested and expected to vest at December 31, 2012	2,988,138	$17.81	$103,801	7.02

Additional information regarding options follows (in thousands except for per share amounts):

	Year Ended December 31,
	2012	2011	2010
Weighted-average grant date fair value per share of options granted during the period	$17.63	$12.03	$10.22
Aggregate intrinsic value of options exercised during the period	38,952	26,247	73,182
Aggregate fair value of options vested during the period	8,506	8,484	8,454

The total unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was $14.4 million as of December 31, 2012 and we expect to recognize this expense over a weighted-average period of 2.91 years.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2008 Stock Plan:

	Number of Units Outstanding	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Unvested balances at December 31, 2011	587,168	$20.30
Restricted stock units granted	579,690	30.23
Restricted stock units vested	(168,784)	20.41
Restricted stock units forfeited	(30,806)	22.60

Unvested balances at December 31, 2012	967,268	$26.16	$50,733	8.59

The aggregate fair value of restricted stock units vested during the years ended December 31, 2012 and 2011 was $3.4 million and $1.1 million, respectively. There was no vesting of restricted stock units in 2010. The total unrecognized stock-based compensation expense related to unvested restricted stock units and subject to recognition in future periods was $13.3 million as of December 31, 2012 and we expect to recognize this expense over a weighted-average period of 2.93 years.

For restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. During 2012, we withheld and retired approximately 45,000 shares to satisfy $1.5 million of employees’ tax obligations. During 2011, we withheld and retired approximately 15,000 shares to satisfy $0.3 million of employees’ tax obligations. These shares are treated as common stock repurchases in our consolidated financial statements as of December 31, 2012 and 2011.

10. Earnings Per Share

We computed basic earnings per share using the weighted-average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and vesting of restricted stock units.

A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Basic earnings per share
Numerator:
Net income	$81,343	$62,443	$44,746

Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	74,166	72,812	68,664

Diluted earnings per share
Numerator:
Net income	$81,343	$62,443	$44,746

Denominator:
Weighted-average shares used in computing basic earnings per share	74,166	72,812	68,664
Add options and restricted stock units to purchase common stock	1,869	1,601	4,198

Weighted-average shares used in computing diluted earnings per share	76,035	74,413	72,862

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

	Year Ended December 31,
(in thousands)	2012	2011	2010
Antidilutive shares	305	1,267	1,362

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

11. Employee Benefit Plan

In October 2008, we established a 401(k) matching program for all eligible employees. We match an amount equal to 100% of the employee’s contributions for the first 3%, and 50% for the next 2% of the employee’s total eligible compensation. The total contributions per participant per year were limited to $17,000 for 2012 and $16,500 for 2011 and 2010. We, as sponsor of the plan, use an independent third party to provide administrative services to the plan. We have the right to terminate the plan at any time. Employees are fully vested in all contributions to the plan. Our expense related to the plan was as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Employee benefit plan expense	$1,637	$1,138	$806

12. Related Party Transactions

On August 31, 2006, we entered into a license agreement with NetSuite Inc. Our President and Chief Executive Officer became a member of NetSuite’s Board of Directors in September 2006. Under the terms of the agreement, we paid the following amounts for the use of their services:

	Year Ended December 31,
(in thousands)	2012	2011	2010
NetSuite expense	$639	$560	$496

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

13. Income Taxes

U.S. and international components of income before income taxes were as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
U.S.	$83,188	$67,774	$51,422
International	31,331	17,029	9,728

Income before income taxes	$114,519	$84,803	$61,150

Income tax expense was composed of the following:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Current:
Federal	$32,300	$18,800	$17,452
State	927	624	294
International	937	820	841

	34,164	20,244	18,587
Deferred:
Federal	(489)	1,779	(1,990)
State	(20)	(3)	13
International	(479)	340	(206)

	(988)	2,116	(2,183)

	$33,176	$22,360	$16,404

The difference between the income tax expense derived by applying the federal statutory income tax rate to our income before income taxes and the amount recognized in our consolidated financial statements is as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Expense derived by applying the federal statutory income tax rate to income before income taxes	$40,081	$29,681	$21,402
State taxes, net of federal benefit	582	403	238
Permanent items	(275)	712	427
Domestic production activities deduction	(1,609)	(1,705)	—
Research and experimentation tax credits	—	(2,026)	(3,011)
Stock-based compensation	503	182	(148)
Effect of foreign operations	(6,106)	(4,887)	(2,504)

	$33,176	$22,360	$16,404

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

The components of the net deferred tax amounts recognized in the accompanying consolidated balance sheets were:

	December 31,
(in thousands)	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$33	$35
Accrued expenses	1,141	839
Stock-based compensation	5,428	3,625
Deferred revenue	684	699
Net operating loss	5,622	8,276
Research and experimentation credits	454	1,032

Total deferred tax assets	13,362	14,506

Deferred tax liabilities:
Property and equipment	716	836
Prepaid expenses	894	652
Intangibles	9,942	8,965
Foreign royalty	243	340

Total deferred taxes liabilities	11,795	10,793

Net deferred tax asset	$1,567	$3,713

At December 31, 2012 and 2011, we had net operating loss carry forwards for U.S. federal income tax purposes of approximately $15.9 million and $20.1 million, respectively, which have been reduced due to IRC Section 382 limitations. These U.S. federal net operating losses are available to offset future U.S. federal taxable income, if any, and begin to expire at various dates from 2026 through 2031.

At December 31, 2012 and 2011, we had research and experimentation tax credit carry forwards of approximately $0.5 million and $1.0 million, respectively, which are available to offset future U.S. federal income tax, if any. These U.S. federal tax credits begin to expire in 2021.

The federal research and experimentation tax credit was extended by the signing of the American Taxpayer Relief Act of 2012, or the Act, on January 2, 2013. The Act retroactively extended this tax credit from January 1, 2012 through December 31, 2013. Since the Act was enacted during 2013, the income tax benefit related to the 2012 research and experimentation tax credit will be reflected in our results of operations for the quarter ended March 31, 2013.

We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2012 and 2011, we have not recorded a valuation allowance as it is more likely than not that the deferred tax assets will be realized.

We do not record federal income taxes on the undistributed earnings of our foreign subsidiaries that we consider to be permanently reinvested in foreign operations.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

The cumulative amount of these undistributed earnings and the estimated amount of the unrecognized deferred tax liability associated with these undistributed earnings, which includes a benefit related to foreign tax credits generated by the repatriation of foreign earnings, would be approximately as follows:

	December 31,
(in thousands)	2012	2011	2010
Cumulative amount of these undistributed earnings	$70,256	$40,403	$22,312
Estimated amount of the unrecognized deferred tax liability associated with undistributed earnings	23,838	11,703	6,491

Gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate were as follows:

	December 31,
(in thousands)	2012	2011	2010
Gross unrecognized tax benefits	$8,776	$3,992	$1,396

Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2012 and 2011, there was an insignificant amount accrued for interest and penalties related to unrecognized tax benefits.

The aggregate changes in the balance of our gross unrecognized tax benefits, excluding accrued interest, were as follows:

	Year End December 31,
(in thousands)	2012	2011	2010
Balance, beginning of year	$3,992	$1,396	$445
Increases for tax positions related to the current year	4,890	1,092	951
Increases for tax positions related to prior years	—	1,504	—
Decreases for tax positions related to prior years	(106)	—	—
Reductions due to lapsed statute of limitations	—	—	—

Balance, end of year	$8,776	$3,992	$1,396

It is reasonably possible that our unrecognized tax benefits could change over the next twelve months due to the completion of the IRS audit mentioned below. We do not expect any change would be significant.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2011 tax years generally remain open and subject to examination by federal and foreign tax authorities. The 2008 through 2011 tax years generally remain open and subject to examination by the state tax authorities. We are currently under audit by the U.S. Internal Revenue Service, or IRS, for the tax years ended December 31, 2008, 2009 and 2010, and we are not certain when the IRS audit will conclude. Besides the United States, we are not currently under audit in any taxing jurisdictions.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

14. Commitments and Contingencies

Leases

At December 31, 2012, future minimum lease payments under noncancellable operating leases were as follows:

(in thousands)
2013	$4,488
2014	4,065
2015	3,607
2016	2,007
2017	758
Thereafter	5,296

Total minimum lease payments	$20,221

Rent expense for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year ended December 31,
(in thousands)	2012	2011	2010
Rent expense	$4,136	$3,956	$4,314

In conjunction with our existing corporate building lease agreement, we entered into a letter of credit agreement totaling $2.0 million. As of December 31, 2012, the letter of credit was unused.

Outstanding Obligations

Aggregated outstanding purchase orders that represented purchases of software license and support fees, marketing activities, accounting, legal and contractor fees, corporate health insurance costs and computer hardware and software were as follows:

	December 31,
(in thousands)	2012	2011
Outstanding purchase orders	$8,177	$5,344

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

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

On September 13, 2010, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (“Uniloc”) brought a lawsuit against the Company and several other defendants in the United States District Court for the Eastern District of Texas (“Eastern District of Texas”). The complaint filed by Uniloc alleges that the Company and each of the other fifteen named defendants’ software infringe U.S. patent 5,490,216 (“216 Patent”) allegedly owned by Uniloc. Uniloc alleges that the Company’s software, specifically its license key system, infringes upon its patent that utilizes a system for activating software products through a registration process. In September 2011, another company, Sureloc, Inc. (“Sureloc”) claimed that it owns the 216 Patent. As a result, on November 3, 2011, Uniloc and its affiliates filed a lawsuit in the Superior Court of the State of California against Sureloc, Patrick Rooney, and Does 1-100 (the “Sureloc case”), seeking, among other things, a declaratory judgment that Uniloc and not Sureloc, is the exclusive owner of the 216 Patent. Once the Eastern District of Texas was informed of the Sureloc case, all Uniloc cases that were pending before the Eastern District of Texas were stayed on December 1, 2011. Subsequently, Uniloc and Sureloc settled their dispute regarding ownership of the 216 Patent, and the Sureloc case was dismissed with prejudice on September 25, 2012. On January 25, 2013, the Eastern District of Texas lifted the stay of all Uniloc cases and set the cases for a status conference on February 25, 2013. Because this lawsuit continues to only be in the initial stages, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.

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

Registration Rights

We entered into an agreement in 2005 providing certain of our stockholders with rights to have their shares of our common stock registered under the Securities Act of 1933, if requested by a majority of the holders of the shares.

Contingent Consideration

Our acquisitions may include contingent consideration payments based on future sales or product milestones of acquired products. We estimate the fair value of contingent consideration liabilities based on certain milestones of the acquired companies and estimated probabilities of achievement and discount the liabilities to present value using our pre-tax cost of debt. See Note 5 for a further discussion of accrued earnouts related to our acquisitions.

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Operating Segment and Geographic Information

We operate as a single segment. Our chief operating decision-maker is considered to be our Chief Executive Officer. The chief operating decision-maker allocates resources and assesses performance of the business at the consolidated level.

The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer reviews financial information including new licenses sales and maintenance renewals for purposes of allocating resources and evaluating financial performance. We have one business activity, and there are no segment managers who are held accountable for operating results or components below the consolidated unit level. Accordingly, we considered ourselves to be in a single operating and reporting segment structure.

We based revenue by geography on the billing address of each customer. The following table sets forth revenue and our net long-lived assets by geographic area:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Revenue
United States, country of domicile	$187,922	$139,340	$109,110
International	81,042	59,018	43,283

Total revenue	$268,964	$198,358	$152,393

	December 31,
	2012	2011	2010
Long-lived assets, net
United States, country of domicile	$62,045	$51,966	$22,048
International	16,928	13,454	4,827

Total long-lived assets, net	$78,973	$65,420	$26,875

SolarWinds, Inc.

Notes to Consolidated Financial Statements—(Continued)

16. Quarterly Results of Operations

The following table sets forth our unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters ended December 31, 2012. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
(in thousands, except per share data-unaudited)
Revenue	$73,530	$71,723	$64,040	$59,671	$55,609	$53,948	$45,823	$42,978
Gross profit	68,264	67,132	59,770	55,398	52,211	50,410	43,256	40,492
Income before income taxes	32,081	31,686	26,962	23,790	23,131	25,879	18,987	16,806
Net income	22,299	22,486	19,427	17,131	16,294	20,888	13,551	11,710
Basic earnings per share	$0.30	$0.30	$0.26	$0.23	$0.22	$0.29	$0.19	$0.16
Diluted earnings per share	$0.29	$0.29	$0.26	$0.23	$0.22	$0.28	$0.18	$0.16
Shares used in computation of basic earnings per share	74,550	74,344	74,033	73,743	73,215	72,947	72,719	72,368
Shares used in computation of diluted earnings per share	76,467	76,303	75,848	75,440	74,885	74,457	74,346	74,003

SOLARWINDS, INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions (Charge to Expense)	Deductions (Write-offs, net of Recoveries)	Ending Balance
Allowance for doubtful accounts, customers and other:
Year ended December 31, 2010	$149	$189	$137	$201
Year ended December 31, 2011	201	86	95	192
Year ended December 31, 2012	192	269	190	271

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1(1)	Asset Purchase Agreement by and among the Registrant, SolarWinds Worldwide, LLC, SolarWinds Software Europe (Holdings) Limited, SolarWinds Software Europe Limited, Tek-Tools, Inc., the shareholders of Tek-Tools, Inc., and U.S. Bank, National Association, dated January 26, 2010

2.2(2)	Agreement and Plan of Merger by and among SolarWinds, Inc., Timber Acquisition Corp., TriGeo Network Security, Inc., the Shareholders and Michelle Dickman, individually and in her capacity as Representative, dated as of June 20, 2011

2.3(3)	Purchase Agreement dated as of December 15, 2011 by and among SolarWinds Worldwide, LLC, DameWare Development LLC, the Members of DameWare Development LLC and U.S. Bank, National Association

3.1(4)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(5)	Amended and Restated Bylaws of the Registrant

4.1(5)	Specimen Common Stock Certificate of the Registrant

4.2(5)	Stockholders Agreement by and among the Registrant and certain preferred and common stock holders, dated December 13, 2005, with Amendment No. 1 to Stockholders Agreement, dated March 13, 2008

4.3(5)	Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated December 13, 2005, with Amendment No. 1 to the Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated December 20, 2006

4.4(4)	Waiver under Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated October 25, 2009

4.5(5)	Stock Purchase Agreement by and among the Registrant and certain common and preferred stockholders, dated March 14, 2008

10.1(5)	Form of Indemnification Agreement for directors and officers

10.2(5)	Indemnification Agreement by and between the Registrant and Donald C. Yonce, dated July 22, 2008

10.3(5)	Amended and Restated Stock Incentive Plan #

10.4(5)	Form of Stock Option Agreement under Amended and Restated Stock Incentive Plan (Standard Form) #

10.5(5)	Form of Stock Option Agreement under Amended and Restated Stock Incentive Plan (Early Exercise Form) #

10.6(5)	2008 Equity Incentive Plan #

10.7(5)	Form of Stock Option Agreement under 2008 Equity Incentive Plan #

10.8(5)	Form of Restricted Stock Purchase Agreement under 2008 Equity Incentive Plan #

10.9(5)	Form of Restricted Stock Unit Agreement under 2008 Equity Incentive Plan #

10.10(6)	Registrant Bonus Plan #

10.11(7)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Kevin B. Thompson, dated February 23, 2011 #

Exhibit Number	Exhibit Title

10.12(8)	Employment Agreement between SolarWinds Worldwide, LLC and Michael J. Berry, dated February 8, 2010 #

10.13(7)	Amendment to Employment Agreement between SolarWinds Worldwide, LLC and Michael J. Berry, dated February 23, 2011 #

10.14(7)	Amended and Restated Employment Agreement between the Registrant, SolarWinds Worldwide, LLC, SolarWinds Australia Pty. Ltd. and Douglas G. Hibberd, dated January 31, 2011 #

10.15A(7)	Amendment to Amended and Restated Employment Agreement between the Registrant, SolarWinds Worldwide, LLC, SolarWinds Australia Pty. Ltd. and Douglas G. Hibberd, dated February 25, 2011 #

10.16(7)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and J. Barton Kalsu, dated February 23, 2011 #

10.17(7)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Bryan A. Sims, dated February 23, 2011 #

10.18(7)	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Paul Strelzick, dated February 23, 2011 #

10.19(5)	Lease between SolarWinds Worldwide, LLC (as successor in interest to the Registrant) and Brandywine Acquisition Partners, LP, dated as of February 6, 2008

10.20(5)	Second Amendment to Lease between SolarWinds Worldwide, LLC and Brandywine Acquisition Partners, LP, dated as of March 3, 2009

10.21(5)	License Agreement between SolarWinds Worldwide, LLC (as successor in interest to the Registrant) and NetSuite Inc., dated August 31, 2006

10.22(5)	Master Subscription Agreement between SolarWinds Worldwide, LLC (as successor in interest to the Registrant), salesforce.com, inc. and salesforce.com Sarl

21.1	List of subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2010.
(2)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2011.
(3)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162661) and all amendments thereto declared effective on November 12, 2009.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-149851) and all amendments thereto declared effective on May 19, 2009.
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2010.
(7)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K filed on February 25, 2011.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2010.
#	Indicates management contract or compensatory plan or arrangement.
*	Furnished herewith.