Form 10-Q
period 2013-03-31
SolarWinds, Inc.
filed 2013-05-01
CIK 1428669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On April 26, 2013, 75,196,872 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS, INC.

Safe Harbor Cautionary Statement
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “intends,” “targets,” “may,” “could,” “should,” “will,” “would” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations including, without limitation, the following:

•
Our expectation to grow our business by focusing on initiatives such as acquisitions of products that will expand our network management and systems and application management offerings or potential acquisitions of products in new markets, increasing our presence in several key geographic markets including Asia-Pacific, Latin America, Europe, Middle East and Africa by expanding our product portfolio, websites and marketing material, which includes additional localization of our products, websites, and documentation, and establishing new relationships with distributors and resellers, expanding our web presence, brand awareness and improving our communication with prospects and our current customers domestically and internationally, and international expansion company-wide at lower cost locations to drive our competitive advantage;

•
Our expectation to continue to generate solid growth while delivering strong operating income and increase our cash flows from operating activities with our disciplined approach to investing in our business combined with our large market opportunity;

•	Our assumption that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our IT management products;

•	Our expectation that our revenue growth will be approximately 21-24% for the full year of 2013;

•	Our expectation that core product transaction volume growth will be the primary driver of our new license growth;

•	Our expectation that our Non-GAAP operating margin will be approximately 52-53% for the full year of 2013;

•	Our belief that IT-related trends and the limitations of existing offerings present a significant market opportunity for our products;

•
Our expectation that our revenue will continue to grow as we capitalize on IT-related trends and other market opportunities and target annual license revenue growth of 20% over the next three to five years;

•
Our belief that there is a substantial opportunity for additional sales of our software in the Europe, Middle East and Africa, or EMEA, region, the Asian-Pacific region, and the Latin American region, and our intention to increase our sales, marketing and support operations in these regions;

•
Our belief that although difficult economic conditions in certain geographic regions may adversely affect the sales of our products, such conditions also could offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of some competing products;

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

•
Our belief that many of our larger transactions with the U.S. federal government are dependent on specific projects that may not be continued at the same scale in the future due to budgetary cuts or other reasons, and the reduction or cancellation of specific projects such as these could result in our sales to the U.S. government growing less rapidly than expected or even decreasing;

•	Our expectation that maintenance revenue will continue to increase in absolute dollars in future periods;

•
Our expectation that our cost of revenue will increase in absolute dollars and fluctuate as a percentage of revenue as we acquire additional companies or technologies and as we increase our headcount to support new customers and product offerings;

•	Our expectation that our operating expenses will continue to increase in absolute dollars as we make long-term investments in our business both domestically and internationally;

•
Our expectation to continue to target our corporate margin structure as we acquire additional companies or technologies and integrate the businesses, although our operating expenses in future periods may increase in absolute dollars and fluctuate as a percentage of revenue as a result of such acquisitions;

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

•
Our expectation that we will continue to invest in our research and development activities by hiring engineers in our international locations, which will allow us to continue our research and development growth strategy internationally;

•	Our expectation that we will incur higher administrative costs in future periods as our business continues to grow both organically and through acquisitions;

•	Our expectation that our international income, as a percentage of total income, will increase and that such increase should result in a corresponding decline in our effective income tax rate;

•	Our expectation that our international cash and cash equivalents will continue to increase as a percentage of our consolidated cash and cash equivalents;

•
Our intention that the earnings generated by our international operations will be invested indefinitely in those operations and our expectation that we will not repatriate those earnings to our domestic operations;

•
Our estimation that our capital expenditures for the remaining nine months of 2013 will be approximately $3.0 to $4.0 million, primarily including equipment, leasehold improvements, furniture and software related to the expected growth of our corporate headquarters in Austin, Texas, and our international research and development centers in the Czech Republic and India;

•
Our belief that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations and our capital expenditures for at least the next 12 months; and

•
Our expectation to continue to pursue acquisitions that will enable us to enter new markets or new segments of our existing markets by bringing new product offerings to market more quickly than we can develop them.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those summarized under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly reports on Forms 10-Q and other documents we file with the Securities and Exchange Commission ("SEC"). Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially and adversely from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 1. Financial Statements
PART I: FINANCIAL INFORMATION
SolarWinds, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$221,325	$179,702
Short-term investments	44,438	49,276
Accounts receivable, net of allowances of $308 and $271 as of March 31, 2013 and December 31, 2012, respectively	34,315	32,506
Income tax receivable	1,776	142
Deferred taxes	3,036	1,712
Prepaid and other current assets	2,723	3,322
Total current assets	307,613	266,660
Property and equipment, net	8,267	8,342
Long-term investments	8,232	12,823
Deferred taxes	1,207	338
Goodwill	157,882	158,601
Intangible assets and other, net	65,790	70,631
Total assets	$548,991	$517,395
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,764	$4,050
Accrued liabilities	8,052	14,226
Accrued earnout	123	121
Income taxes payable	1,910	4,037
Current portion of deferred revenue	103,251	97,672
Total current liabilities	117,100	120,106
Long-term liabilities:
Deferred revenue, net of current portion	6,028	5,084
Non-current deferred taxes	858	483
Other long-term liabilities	10,997	8,908
Total liabilities	134,983	134,581
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 75,121,383 and 74,633,412 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	75	75
Additional paid-in capital	239,739	229,277
Accumulated other comprehensive loss	(3,412)	(1,145)
Accumulated earnings	177,606	154,607
Total stockholders’ equity	414,008	382,814
Total liabilities and stockholders’ equity	$548,991	$517,395
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share information)
(Unaudited)

	Three months ended March 31,
	2013	2012
Revenue:
License	$30,725	$27,457
Maintenance and other	42,185	32,214
Total revenue	72,910	59,671
Cost of license revenue	2,761	1,880
Cost of maintenance and other revenue	2,870	2,393
Gross profit	67,279	55,398
Operating expenses:
Sales and marketing	20,300	16,560
Research and development	7,846	6,671
General and administrative	9,821	8,449
Total operating expenses	37,967	31,680
Operating income	29,312	23,718
Other income (expense):
Interest income	123	88
Other expense, net	(151)	(16)
Total other income (expense)	(28)	72
Income before income taxes	29,284	23,790
Income tax expense	6,285	6,659
Net income	$22,999	$17,131
Net income per share:
Basic earnings per share	$0.31	$0.23
Diluted earnings per share	$0.30	$0.23
Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share	74,987	73,743
Shares used in computation of diluted earnings per share	76,672	75,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
Net income	$22,999	$17,131
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,312)	1,192
Unrealized gains on investments, net of income tax expense of $24 and $4 for the three months ended March 31, 2013 and 2012, respectively	45	7
Other comprehensive income (loss)	(2,267)	1,199
Comprehensive income	$20,732	$18,330
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$22,999	$17,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,322	4,296
Provision for doubtful accounts	73	40
Stock-based compensation expense	6,341	3,865
Deferred taxes	(1,879)	(495)
Excess tax benefit from stock-based compensation	(4,730)	(3,309)
Discount (premium) on investments	21	(168)
Other non-cash expenses (benefits)	(14)	382
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(1,995)	(814)
Income taxes receivable	15	50
Prepaid and other assets	570	73
Accounts payable	(278)	362
Accrued liabilities	(6,053)	(1,394)
Income taxes payable	3,074	3,216
Deferred revenue	7,421	4,936
Net cash provided by operating activities	30,887	28,171
Cash flows from investing activities
Purchases of investments	—	(11,780)
Maturities of investments	9,279	9,540
Purchases of property and equipment	(782)	(771)
Purchases of intangible assets	(113)	(141)
Acquisition of businesses, net of cash acquired	—	(11,034)
Net cash provided by (used in) investing activities	8,384	(14,186)
Cash flows from financing activities
Repurchase of common stock	(4,347)	(1,334)
Exercise of stock options	3,738	3,256
Excess tax benefit from stock-based compensation	4,730	3,309
Earnout payments for acquisitions	—	(3,203)
Net cash provided by financing activities	4,121	2,028
Effect of exchange rate changes on cash and cash equivalents	(1,769)	616
Net increase in cash and cash equivalents	41,623	16,629
Cash and cash equivalents
Beginning of period	179,702	122,707
End of period	$221,325	$139,336
Supplemental disclosure of cash flow information
Cash paid for income taxes	$5,009	$3,812
Non-cash financing transactions
Accrued earnout (Note 3)	$—	$951
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
The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.
Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net income, total assets or shareholders’ equity.
Recent Accounting Pronouncements
There have been no significant changes in recent accounting pronouncements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that have had a significant impact on our condensed consolidated financial statements or notes thereto.
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
See Note 3 for a summary of our financial instruments and acquisition related contingent considerations accounted for at fair value on a recurring basis. The carrying amounts reported in our condensed consolidated balance sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity.
2. Investments
Our cash and cash equivalents as of March 31, 2013 and December 31, 2012 consisted of demand deposit accounts and money market funds. The following table summarizes our cash and cash equivalents:

	March 31,	December 31,
(in thousands)	2013	2012
Demand deposit accounts	$85,246	$82,195
Money market funds	136,079	97,507
Total cash and cash equivalents	$221,325	$179,702
Our short-term and long-term investments as of March 31, 2013 and December 31, 2012 consisted primarily of available-for-sale securities, such as corporate bonds, municipal bonds and commercial paper. The following table summarizes our short-term and long-term available-for-sale securities as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate bonds	$22,706	$60	$(1)	$22,765	$22,206	$16	$(14)	$22,208
Municipal bonds	10,185	4	—	10,189	11,604	—	(3)	11,601
Commercial paper	11,484	—	—	11,484	15,465	2	—	15,467
Total short-term investments	$44,375	$64	$(1)	$44,438	$49,275	$18	$(17)	$49,276
Long-term investments:
Available-for-sale securities:
Corporate bonds	$7,131	$30	$—	$7,161	$11,704	$35	$(10)	$11,729
Municipal bonds	1,070	1	—	1,071	1,095	—	(1)	1,094
Total long-term investments	$8,201	$31	$—	$8,232	$12,799	$35	$(11)	$12,823

The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of March 31, 2013
Corporate bonds	$3,562	$(1)	$—	$—	$3,562	$(1)
	$3,562	$(1)	$—	$—	$3,562	$(1)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2012
Corporate bonds	$20,167	$(24)	$—	$—	$20,167	$(24)
Municipal bonds	12,695	(4)	—	—	12,695	(4)
	$32,862	$(28)	$—	$—	$32,862	$(28)
The following table summarizes the contractual underlying maturities of our available-for-sale securities as of March 31, 2013:

(in thousands)	Cost	Fair Value
Due in one year or less	$44,375	$44,438
Due after one year through five years	8,201	8,232
	$52,576	$52,670

3. Fair Value Measurements
The following table summarizes the fair value of our financial assets and liabilities that were measured on a recurring basis as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements at March 31, 2013 Using				Fair Value Measurements at December 31, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$136,079	$—	$—	$136,079	$97,507	$—	$—	$97,507
Total cash equivalents	136,079	—	—	136,079	97,507	—	—	97,507
Short-term investments:
Corporate bonds	—	22,765	—	22,765	—	22,208	—	22,208
Municipal bonds	—	10,189	—	10,189	—	11,601	—	11,601
Commercial paper	—	11,484	—	11,484	—	15,467	—	15,467
Total short-term investments	—	44,438	—	44,438	—	49,276	—	49,276
Long-term investments:
Corporate bonds	—	7,161	—	7,161	—	11,729	—	11,729
Municipal bonds	—	1,071	—	1,071	—	1,094	—	1,094
Total long-term investments	—	8,232	—	8,232	—	12,823	—	12,823
Total assets	$136,079	$52,670	$—	$188,749	$97,507	$62,099	$—	$159,606
Liabilities:
Accrued earnout	$—	$—	$123	$123	$—	$—	$121	$121
Total liabilities	$—	$—	$123	$123	$—	$—	$121	$121
Contingent Consideration
A reconciliation of the beginning and ending balances of acquisition related accrued earnouts using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 follows:

(in thousands)
Accrued earnout liability as of December 31, 2012	$121
Acquisition date fair value of contingent consideration	—
Change in fair value of contingent consideration	2
Payment of contingent consideration	—
Accrued earnout liability as of March 31, 2013	$123

The following table summarizes the quantitative information including the unobservable inputs related to our acquisition related accrued earnout as of March 31, 2013:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value at March 31, 2013	Valuation Technique	Unobservable Input	Range (Input Used)
Accrued earnout (1)	$123	Expected present value	Probability of achieving earnout objectives per the purchase agreement	0% - 100% (5%)
			Pre-tax cost of debt	4.8%

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
4. Derivative Instruments
As of March 31, 2013 and December 31, 2012, we did not have any forward contracts outstanding. The effect of derivative instruments not designated as hedging instruments in our condensed consolidated statements of income is summarized below:

	Gains (Losses) Recognized in Net Income on Derivatives
(in thousands)	Location of Gain (Loss) Recognized in Net Income	Three months ended March 31,
Derivatives not Designated as Hedging Instruments		2013	2012
Foreign exchange contracts	Other expense, net	$(140)	$103
5. Earnings Per Share
We computed basic earnings per share using the weighted-average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and vesting of restricted stock units using the treasury stock method.
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three months ended March 31,
	2013	2012
(in thousands)
Basic earnings per share
Numerator:
Net income	$22,999	$17,131
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	74,987	73,743
Diluted earnings per share
Numerator:
Net income	$22,999	$17,131
Denominator:
Weighted-average shares used in computing basic earnings per share	74,987	73,743
Add options and restricted stock units to purchase common stock	1,685	1,697
Weighted-average shares used in computing diluted earnings per share	76,672	75,440

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

	Three months ended March 31,
(in thousands)	2013	2012
Antidilutive shares	536	739
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options and vesting of restricted stock units. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises of stock options and vesting of restricted stock units.
6. Income Taxes
For the three months ended March 31, 2013 and 2012, we recorded income tax expense of $6.3 million and $6.7 million, respectively, resulting in an effective tax rate of 21.5% and 28.0%, respectively. The decrease in the effective tax rate from March 31, 2012 to March 31, 2013 was primarily attributable to the availability of the U.S. research and experimentation tax credit, or R&E tax credit, which resulted in the entire 2012 R&E tax credit of $1.3 million being recognized discretely this quarter, as well as an increase in international earnings, which are generally taxed at lower tax rates.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal R&E tax credit from January 1, 2012 to December 31, 2013.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. In the three months ended March 31, 2013 and 2012, interest and penalties recorded were not significant. As of March 31, 2013, we have an insignificant amount accrued for interest and penalties related to unrecognized tax benefits.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2012 tax years generally remain open and subject to examination by federal and foreign tax authorities. The 2007 through 2012 tax years generally remain open and subject to examination by the state tax authorities. We are currently under audit by the U.S. Internal Revenue Service, or IRS, for the tax years ended December 31, 2008, 2009 and 2010 and do not anticipate any material adjustments. We are not certain when the IRS audit will conclude. However, upon completion of this audit, it is reasonably possible our unrecognized tax benefits will decrease. Besides the United States, we are not currently under audit in any taxing jurisdictions.
7. Commitments and Contingencies
Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings arising from our ordinary course of business, which are discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings.” In the opinion of management, there was not at least a reasonable possibility we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management's expectations, our condensed consolidated financial statements could be materially adversely affected.
Uniloc Cases
Uniloc USA, Inc. and parent and/or affiliates have brought two lawsuits against the Company and have brought a series of lawsuits against numerous software companies around the world.
'216 Case
On September 13, 2010, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (“Uniloc”) brought a lawsuit against the Company and several other defendants in the United States District Court for the Eastern District of Texas (“Eastern District of Texas”). The complaint filed by Uniloc alleges that the Company and each of the other fifteen named defendants'

software infringe U.S. patent 5,490,216 (“216 Patent”) allegedly owned by Uniloc. Uniloc alleges that the Company's software, specifically its license key system, infringes upon its patent that utilizes a system for activating software products through a registration process. In September 2011, another company, Sureloc, Inc. (“Sureloc”) claimed that it owned the '216 Patent. As a result, on November 3, 2011, Uniloc and its affiliates filed a lawsuit in the Superior Court of the State of California against Sureloc, Patrick Rooney, and Does 1-100 (the “Sureloc case”), seeking, among other things, a declaratory judgment that Uniloc and not Sureloc, is the exclusive owner of the '216 Patent. Once the Eastern District of Texas was informed of the Sureloc case, all Uniloc cases alleging infringement of the '216 Patent that were pending before the Eastern District of Texas were stayed on December 1, 2011. Subsequently, Uniloc and Sureloc settled their dispute regarding ownership of the '216 Patent, and the California state case against Sureloc case was dismissed with prejudice on September 25, 2012.
On January 25, 2013, the Eastern District of Texas lifted the stay of all Uniloc '216 Patent cases and set the cases for a status conference on February 25, 2013.  Following the status conference, on March 21, 2013 Uniloc filed a motion to dismiss all remaining defendants in the '216 Patent cases, without prejudice, and simultaneously filed a new complaint against the Company (as well as any other defendants from the original case that had not reached a settlement agreement with Uniloc).  Uniloc has not yet served the re-filed complaint for infringement of the '216 Patent on the Company.  Because this lawsuit is in the initial stages, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.
'696 Case
On March 30, 2012, Uniloc Luxembourg, S.A. and Uniloc USA, Inc. brought a lawsuit against the Company and several other defendants in the United States District Court for the Eastern District of Texas (“Eastern District of Texas”). The complaint filed by Uniloc alleges that the Company and each of the other fifteen named defendants' software infringe U.S. patent 7,024,696 (“696 Patent”) allegedly owned by Uniloc. Uniloc alleges that the Company's software, specifically its license key system, infringes upon its patent that utilizes a system for activating software products through a registration process. Because this lawsuit is in its early stages, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.
Achates Case
On June 22, 2011, Achates Reference Publishing, Inc. (“Achates”) brought a lawsuit against SolarWinds, Inc. and several other defendants in the United States District Court for the Eastern District of Texas. The complaint filed by Achates alleges that SolarWinds, Inc. and each of the other twelve named defendants' software infringe U.S. Patent No. 5,982,889 (“889 Patent”) and U.S. Patent No. 6,173,403 (“403 Patent”), which are allegedly owned by Achates. Achates alleges that SolarWinds, Inc.'s Engineer Suite family of software infringes upon the 889 and 403 Patents “by employing activation technology.” Achates has brought a series of lawsuits against numerous software companies around the world. On April 15, 2013, Achates filed a Motion to Dismiss SolarWinds without Prejudice. At this point, there will be no further proceedings regarding this matter.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements. Please see the “Safe Harbor Cautionary Statement” above and the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a discussion of the uncertainties, risks and assumptions associated with these statements. The uncertainties, risks and assumptions associated with these statements could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.
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
Key Financial Highlights
Key financial highlights for the first quarter of 2013 include the following:

•	Total revenue was $72.9 million in the first quarter of 2013 compared to $59.7 million in the first quarter of 2012, or an increase of 22.2%;

•	Net income was $23.0 million in the first quarter of 2013 compared to $17.1 million in the first quarter of 2012, or an increase of 34.3%;

•	Net income was $0.30 per share on a fully diluted basis for the first quarter of 2013 compared to $0.23 per share on a fully diluted basis for the first quarter of 2012, or an increase of 30.4%; and

•	Cash flow from operating activities was $30.9 million in the first quarter of 2013 compared to $28.2 million in the first quarter of 2012, or an increase of 9.6%.
We have transitioned from a network management software company into an IT infrastructure management software company with a portfolio of products for IT professionals in organizations of all sizes. In the first quarter of 2013, we invested in areas that we believe are an important foundation for our long term growth such as:

•
We released Alert Central, our first fully-featured free product, designed to help simplify IT alert management. The release of Alert Central reflects our continued commitment to the IT community and our customers;

•
We focused on finding new ways to communicate and sell to our customer base. Our customer base continues to grow and evolve with our business and we have to find new ways to deliver value to these customers;

•
We continued to expand our international research and development locations allowing us to respond to user demand and support new product releases and enhancements for our acquired and internally developed technologies; and

•	We continued to add targeted sales teams for products and regions that utilize our low touch, high-volume sales model.
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
We are committed to our business model and have continued to focus on ways to leverage and refine our model. We are pursuing a number of strategies that we believe will enable us to continue to grow. We have made progress towards our goals in recent periods but there are still many areas where we believe that we can continue to grow and improve. We expect to grow our business by focusing on the following initiatives:

•	Acquisitions of products that will expand our network management and systems and application management offerings or potential acquisitions of products in new markets;

•
Increasing our presence in several key geographic markets including Asia-Pacific, Latin America, Europe, Middle East and Africa by expanding our product portfolio, localizing websites and marketing material, and establishing new relationships with distributors and resellers;

•	Expanding our web presence, brand awareness and improving our communication with prospects and our current customer base both domestically and internationally; and

•	International expansion company-wide at lower cost locations to drive our competitive advantage.
We expect to continue to generate solid growth while delivering strong operating income and to increase our cash flows from operating activities with our disciplined approach to investing in our business combined with our large market opportunity.
Key Business Metrics
We review a number of key business metrics to help us monitor the performance of our business model and to identify trends affecting our business. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

Revenue Growth
Revenue growth includes the total revenue growth in our license and maintenance revenue, which are both critical to our long-term success. We have employed a differentiated business model for marketing and selling high volumes of enterprise-class software, which is focused on revenue growth at high operating margins. We regularly review our total revenue growth to measure the success of our investments and strategic business decisions. We have built a financial and operational model that focuses on the long-term value of our customer relationships. After the initial new license purchase, our goal is to create opportunities for sales of additional products, license upgrades and renewal purchases from the customer. This is an important component of our financial model and future revenue growth. This model is based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our IT management products. Our revenue growth percentages were 22.2% and 38.8% for the quarters ended March 31, 2013 and 2012, respectively, as compared to the same period of the previous year. We expect our revenue growth to be approximately 21-24% for the full year of 2013.
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
We define our core product transactions as the number of new license sales transactions that include at least one of our core products. We define a transaction as each invoice issued for the sale of one or more of our products. If one of our core products is included in a particular transaction, then that transaction is a core product transaction. New license sales of core products represented more than 85% of our license revenue for the first quarter of 2013. Accordingly, we believe that management can better evaluate changes in our product portfolio, expansion into new markets and the addition of new customers by evaluating the transactional growth of our core products. Our core product transaction growth for new license sales was 53.4% and 36.6% for the quarters ended March 31, 2013 and 2012, respectively, as compared to the same period of the previous year.
Non-GAAP Operating Income and Non-GAAP Operating Margin
Our management uses non-GAAP operating income and non-GAAP operating margin as key measures of our performance. Because non-GAAP operating income excludes certain items such as amortization of intangible assets, stock-based compensation and related employer-paid payroll taxes and certain acquisition related adjustments that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance, particularly with respect to changes in performance from period to period. We use non-GAAP operating income and non-GAAP operating margin in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income and non-GAAP operating margin is not determined in accordance with GAAP and is not a substitute for, or superior to, financial measures determined in accordance with GAAP. We expect our Non-GAAP operating margin to be approximately 52-53% for the full year of 2013.
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
Opportunities, Trends and Uncertainties
Businesses, governments and other organizations are increasingly relying on networks, systems, and applications to execute their operations, facilitate their internal and external communications and transact business with their customers and partners. The size of these networks, the number of applications and servers, and the complexity of physical and virtual server environments are increasing as organizations place more reliance on them. In addition, the adoption of cloud computing technologies, which is shifting a growing number of critical workloads off premises, along with business initiatives to capture, store, and analyze an increasing amount of organizational data are creating new IT management challenges. In order to address these challenges, we offer a cohesive portfolio of powerful, yet easy-to-use and affordably priced IT management products spanning networks, systems, and application management. This includes software that we have either developed or acquired that allows IT professionals to manage the performance, health, and configurations of network devices, firewalls, applications, physical and virtual servers, storage devices, as well as software for log and security information management. It also includes software that provides IT professionals with mobile and remote access to their IT infrastructure and software to help them track and resolve IT issues along with their IT assets. We believe that IT-related trends and the limitations of existing offerings present a significant market opportunity for our products. We expect our revenue to continue to grow as we capitalize on these and other market opportunities through acquisitions and development. We are targeting annual license revenue growth of 20% over the next three to five years with our existing and new product offerings. Any revenue growth and operating synergies of our acquired products and businesses depends on our ability to successfully integrate those products and businesses and may be lower than expected if we are unable to do so in the future.
In the first quarter of 2013, we recognized 27.1% of our revenue from sales by our international subsidiaries, which includes the Europe, Middle East and Africa, or EMEA, region, the Asian-Pacific region, and the Latin American region. We believe there is a substantial opportunity for additional sales of our software in these international regions and we intend to increase our sales, marketing and support operations in these regions. However, we believe there is significant uncertainty regarding the economic conditions in certain of these geographic regions, particularly in parts of Europe. While we believe that any difficult economic conditions may adversely affect the sales of our products, this could also offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of some competing products.
We expect the U.S. federal government to continue to be a significant market opportunity, as we believe the ease of deployment, power and scalability of our products gives us a competitive advantage to sell to various agencies and departments of the U.S. federal government. The U.S. federal government new license sales were 5.5% of our total new license sales in the first quarter of 2013 as compared to 5.9% of our total new license sales in the first quarter of 2012. We have experienced and continue to expect inconsistency in the buying pattern of the U.S. federal government for larger transactions with our products. We believe that many of our larger transactions, both new licenses and maintenance renewals, with the U.S. federal government are dependent on specific projects that may not be continued at the same scale in the future due to budgetary cuts or other reasons, and the reduction or cancellation of specific projects such as these could result in our sales to the U.S. government growing less rapidly than expected or even decreasing. In addition, our sales, both new licenses and maintenance renewals, to the U.S. federal government are largely dependent on systems integrators, distributors and resellers whose purchases from us have been difficult to predict.
Key Components of Our Results of Operations
Sources of Revenue
Our revenue is primarily comprised of license and maintenance revenue. We license our software under perpetual licenses, which ordinarily include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new licenses and upgrades of license size to our software. We have experienced annual growth in license revenue. Customers can renew, and generally have renewed, their maintenance agreements at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. Maintenance revenue is an important source of our future revenue. We have experienced strong and consistent annual and quarterly growth in maintenance and other revenue. Because our maintenance base grew during 2012 and during the first quarter of 2013 due to new license sales, high customer retention and acquisitions, we expect maintenance revenue to continue to increase in absolute dollars in future periods.
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
The amortization of developed product technologies can vary significantly each period based on the size and timing of our acquisitions. We expect our cost of revenue to increase in absolute dollars and to fluctuate as a percentage of revenue as we acquire additional companies or technologies and as we increase our headcount to support new customers and product offerings.
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
Our operating expenses increased in absolute dollars and decreased as a percentage of revenue in the first quarter of 2013 compared to the first quarter of 2012, as we have continued to build infrastructure and add employees through acquisitions and organic growth across all departments in order to accelerate and support our growth. The number of full-time employees as of March 31, 2013, was 905, as compared to 678, as of March 31, 2012. We expect our operating expenses to continue to increase in absolute dollars as we make long-term investments in our business both domestically and internationally. As we acquire additional companies or technologies and integrate the businesses, we will continue to target our corporate margin structure although our operating expenses in future periods may increase in absolute dollars and fluctuate as a percentage of revenue as a result of such acquisitions. In addition, we intend to continue to grant equity awards to our current executives and employees and those who join us in the future through acquisitions or otherwise, which will result in additional stock-based compensation expense.
Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives, commissions earned by our sales personnel, the cost of marketing programs such as paid search, search engine optimization and management, website maintenance and design and the cost of business development programs. We expect to continue to hire sales personnel in the United States and in our international sales offices at a rate consistent with our expected new license sales growth. We also expect to continue to invest in our websites, online user community site, brand awareness initiatives and marketing programs to drive customer downloads and support our new product launches.
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
Other Income (Expense)
Other income (expense) consists of interest income, transactional foreign exchange gains (losses), foreign exchange contracts gains (losses), grant income and acquisition related contingent consideration fair value adjustments due to the passage of time. We periodically receive government grant income related to grants in our Czech Republic and Ireland entities for the creation of job positions and related training costs. The amount and timing of the grant payments is determined by the Czech and Irish governments. Interest income represents interest received on our cash, cash equivalents and short-term and long-term investments, including any amortization or accretion of the premium and discount. Foreign exchange gains (losses) primarily relate to expenses and billing transactions denominated in currencies other than the functional currency of the associated subsidiary. Foreign exchange contracts gains (losses) relate to the settlement of foreign currency forward contracts utilized to hedge foreign currency exposures that are not formally designated as hedges.

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

The U.S. research and experimentation tax credit, or R&E tax credit, expired on December 31, 2011; however, the R&E tax credit was extended by the signing of the American Taxpayer Relief Act of 2012, or the Act, on January 2, 2013. The Act retroactively reinstated and extended the R&E tax credit from January 1, 2012 through December 31, 2013. Since the Act was enacted during 2013, the income tax benefit related to the 2012 R&E tax credit is reflected discretely in our results of operations for the quarter ended March 31, 2013. Additionally, the current year estimated annual effective tax rate reflects a benefit from the 2013 R&E tax credit, which was also a benefit to our effective tax rate for the quarter.

The tax credit is currently set to expire on December 31, 2013, and may not be renewed, or if renewed, it may be renewed on terms significantly less favorable than current tax incentives or on terms resulting in our disqualification from the benefits of the R&E tax credit. The elimination or significant reduction in the R&E tax credit would increase our effective tax rate and could adversely affect our results of operations in the future.
Comparison of the Three Months Ended March 31, 2013 and 2012
The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Three months ended March 31,
	2013	% of Revenue	2012	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$30,725	42.1%	$27,457	46.0%	$3,268
Maintenance and other	42,185	57.9	32,214	54.0	9,971
Total revenue	72,910	100.0	59,671	100.0	13,239
Cost of revenue	5,631	7.7	4,273	7.2	1,358
Gross profit	67,279	92.3	55,398	92.8	11,881
Operating expenses:
Sales and marketing	20,300	27.8	16,560	27.8	3,740
Research and development	7,846	10.8	6,671	11.2	1,175
General and administrative	9,821	13.5	8,449	14.2	1,372
Total operating expenses	37,967	52.1	31,680	53.1	6,287
Operating income	29,312	40.2	23,718	39.7	5,594
Other income (expense):
Interest income	123	0.2	88	0.1	35
Other expense, net	(151)	(0.2)	(16)	—	(135)
Total other income (expense)	(28)	—	72	0.1	(100)
Income before income taxes	29,284	40.2	23,790	39.9	5,494
Income tax expense	6,285	8.6	6,659	11.2	(374)
Net income	$22,999	31.5%	$17,131	28.7%	$5,868

Revenue
Revenue increased $13.2 million, or 22.2%, in the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. Maintenance and other revenue increased $10.0 million due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue. We have maintained high customer retention and in addition, our renewal base has continued to increase each quarter as we have begun to renew and recognize the maintenance revenue associated with our acquired products. License revenue increased $3.3 million due to continued growth in new license sales of our core system management products and our network management products.
Our core product transaction growth was 53.4% in the first quarter of 2013 compared to the first quarter of 2012 as a result of our growth in new license sales of our core systems management products, particularly Web Help Desk and Serv-U, and our network management products. As the number of core product transactions fluctuates with changes in the business or product mixes, this also affects our trailing 12-month average transaction size for new license sales. Through the first quarter of 2013, the trailing 12-month average transaction size for new license sales, excluding our high-volume and low-priced Kiwi and DameWare products, was approximately $8,000 as compared to approximately $8,600 for the trailing 12-month period through the first quarter of 2012, a decrease of 7.5%. The decrease in our trailing 12-month average transaction size was primarily due to the high volume of transactions of our Web Help Desk and Serv-U products combined with their lower average transaction size than our other core products.
New license sales in our global commercial business increased 12.8% and new license sales in our U.S. federal government business increased 4.4% for the first quarter of 2013 as compared to the first quarter of 2012. This growth in our commercial business was driven by core product transaction growth of 55.8% in the first quarter of 2013 as compared to the first quarter of 2012. The increase in our U.S. federal government new license sales was primarily driven by an increase in the size of transactions in the first quarter of 2013 compared to the first quarter of 2012. We did not have any transactions that resulted in license revenue greater than $0.5 million in either the first quarter of 2013 or the first quarter of 2012. Our revenue from our international subsidiaries was 27.1% and 24.8% of total revenue in the first quarter of 2013 and 2012, respectively.
Cost of Revenue
Cost of revenue increased $1.4 million, or 31.8%, in the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. Cost of license revenue increased by $0.9 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to the amortization of acquired product technologies associated with our acquisitions in the second half of 2012. Cost of maintenance revenue also increased $0.5 million primarily due to increased headcount to support new customers, additional product offerings from acquisitions and internal product development.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $3.7 million, or 22.6%, in the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. We continue to invest in the sales and marketing efforts that drive our revenue growth. In addition, we have increased employee headcount in our sales, marketing and maintenance renewal teams. As a result of these expansion efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased $2.8 million and marketing program costs increased $1.0 million. These increases were slightly offset by decreases in other costs such as web-related contract services and fees in the first quarter of 2013 as compared to the first quarter of 2012. Our sales expense as a percentage of revenue remained consistent in the first quarter of 2013 as compared to the same period in 2012.
Research and Development. Research and development expenses increased $1.2 million, or 17.6%, in the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. In order to support the ongoing development of acquired and new products, we continued to increase the size of our Czech Republic and India research and development centers during 2012 and the first quarter of 2013. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $0.9 million and contract services increased $0.3 million in the first quarter of 2013 as compared to the first quarter of 2012.
General and Administrative. General and administrative expenses increased $1.4 million, or 16.2%, in the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. This increase was primarily due to a $0.9 million increase in personnel costs, which include stock-based compensation expense and a $0.4 million increase in other miscellaneous costs including professional fees.
Other Income (Expense)
Other income (expense) decreased by $0.1 million primarily due to increases in net losses on foreign currency transactions for the quarter ended March 31, 2013 as compared to the same period in 2012.

Income Tax Expense
Our income tax expense decreased by $0.4 million in the quarter ended March 31, 2013 as compared to the same period in 2012. This decrease resulted from the reenacted R&E tax credit, offset by an increase in our income before income taxes of $5.5 million when comparing the same periods. Our results of operations for the quarter ended March 31, 2012 do not reflect an income tax benefit related to the R&E tax credits as the R&E tax credit expired on December 31, 2011.  However, the R&E tax credit was extended by the signing of the American Taxpayer Relief Act of 2012, or the Act, on January 2, 2013. The Act retroactively reinstated and extended the R&E tax credit from January 1, 2012 through December 31, 2013. Since the Act was enacted during 2013, the income tax benefit related to the 2012 R&E tax credit was reflected discretely in our results of operations for the quarter ended March 31, 2013. Additionally, the current year estimated annual effective tax rate reflects a benefit from the 2013 R&E tax credit, which was also a benefit to our effective tax rate for the quarter.
Our effective tax rate decreased from 28.0% in the quarter ended March 31, 2012 to 21.5% in the quarter ended March 31, 2013, which was primarily attributable to the availability of the U.S. R&E tax credit which resulted in the entire 2012 R&E tax credit being recognized discretely this quarter, as well as an increase in international earnings, which are generally taxed at lower tax rates.
Non-GAAP Financial Measures
In addition to disclosing financial measures prepared in accordance with GAAP, this Form 10-Q includes the following financial measures which are non-GAAP financial measures under SEC rules: (i) non-GAAP operating income; (ii) non-GAAP net income; (iii) non-GAAP diluted earnings per share; and (iv) free cash flow. Each of these financial measures excludes the impact of certain items and therefore has not been calculated in accordance with GAAP. In this report, these non-GAAP financial measures exclude stock-based compensation expense and related employer-paid payroll taxes; amortization of intangible assets; and acquisition related adjustments, including contingent consideration fair value adjustments due to the changes in probability assumptions of achieving the earnout criteria and due to the passage of time. Each of these non-GAAP adjustments is described in more detail below. In addition to these adjustments, management may include or exclude additional items from these or similar non-GAAP financial measures in future periods to the extent that management believes such items may not be indicative of our core business. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is also included below.
We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results because they exclude certain amounts that our management and Board of Directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining employee incentive compensation. Accordingly, these non-GAAP financial measures may provide insight to investors into the motivation and decision-making of management in operating the business. In addition, by comparing our non-GAAP financial measures in different historical periods, our investors can evaluate our operating results without the additional variations of certain items that may not be indicative of our core operations, including stock-based compensation expense, which we believe is a non-cash expense that is not a key measure of our operations.
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

Non-GAAP Operating Income and Non-GAAP Operating Margin

	Three Months Ended March 31,
(in thousands)	2013	2012
GAAP operating income	$29,312	$23,718
Amortization of intangible assets (1)	4,438	3,507
Stock-based compensation expense and related employer-paid payroll taxes (2)	6,946	4,134
Acquisition related adjustments (3)	50	222
Non-GAAP operating income	$40,746	$31,581
Non-GAAP operating margin	55.9%	52.9%
The increase in non-GAAP operating income for the quarter ended March 31, 2013 as compared to the same period in 2012 was primarily due to increases in the corresponding GAAP operating income, which were driven by higher operating margins and revenue volumes in the corresponding period. Amortization of intangible assets, which is excluded from our non-GAAP operating income, also increased in the first quarter of 2013 as compared to the same period in 2012 primarily due to increases in intangible assets resulting from the various acquisitions that were completed during the second half of 2012. Stock-based compensation expense and related employer-paid payroll taxes increased primarily due to share-based incentive awards issued to employees for retention and, to a lesser extent, the addition of employees through acquisitions and organic growth. Our acquisition related adjustments fluctuate due to variations in the legal and accounting fees and restructuring costs associated with each of our acquisitions.
Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Share

	Three Months Ended March 31,
(in thousands)	2013	2012
GAAP net income	$22,999	$17,131
Amortization of intangible assets (1)	4,438	3,507
Stock-based compensation expense and related employer-paid payroll taxes (2)	6,946	4,134
Acquisition related adjustments (3)	52	231
Tax benefits associated with above adjustments (4)	(3,228)	(2,191)
Non-GAAP net income	$31,207	$22,812
Weighted-average number of shares used in computing diluted earnings per share	76,672	75,440
Non-GAAP diluted earnings per share (5)	$0.41	$0.30
The increase in non-GAAP net income for the quarter ended March 31, 2013 as compared to the same period in 2012 was primarily due to increases in the corresponding GAAP net income and the adjustments discussed above in the calculation of non-GAAP operating income. Other adjustments to non-GAAP net income include fair value adjustments due to the passage of time related to contingent consideration included in acquisition related costs and the tax benefits associated with the excluded items. Non-GAAP diluted earnings per share increased for the quarter ended March 31, 2013 as compared to the same period in 2012 primarily due to the increase in non-GAAP net income as discussed above as the number of shares used in the computation did not change significantly.

Free Cash Flow

	Three Months Ended March 31,
(in thousands)	2013	2012
GAAP cash flows from operating activities	$30,887	$28,171
Excess tax benefit from stock-based compensation	4,730	3,309
Purchases of property and equipment	(782)	(771)
Free cash flow (6)	$34,835	$30,709
The increase in free cash flow for the quarter ended March 31, 2013 as compared to the same period in 2012 was primarily due to the increase in operating income that converted to cash flow offset by higher cash payments in the first quarter of 2013 related to annual company-wide bonus payments for the 2012 fiscal year. The excess tax benefit from stock-based compensation fluctuates with the exercise of stock option awards.
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

(2)
Stock-Based Compensation Expense and Related Employer-Paid Payroll Taxes. We provide non-GAAP information that excludes expenses for stock-based compensation and related employer-paid payroll taxes. We believe the exclusion of these items allows for financial results that are more indicative of our continuing operations. We believe that the exclusion of stock-based compensation expense provides for a better comparison of our operating results to prior periods and to our peer companies as the calculations of stock-based compensation vary from period to period and company to company due to different valuation methodologies, subjective assumptions and the variety of award types. Employer-paid payroll taxes on stock-based compensation is dependent on our stock price and the timing of the taxable events related to the equity awards, over which our management has little control, and does not correlate to the core operation of our business. Because of these unique characteristics of stock-based compensation and the related employer-paid payroll taxes, management excludes these expenses when analyzing the organization's business performance.

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

Liquidity and Capital Resources
Cash and cash equivalents and short-term and long-term investments were $274.0 million as of March 31, 2013. Our international subsidiaries held approximately $58.1 million of cash and cash equivalents of which 94.9% was held in Euros as of March 31, 2013. We expect our international cash and cash equivalents to continue to increase as a percentage of our consolidated cash and cash equivalents. We currently intend that the earnings generated by our international operations will be invested indefinitely in those operations and we do not expect to repatriate those earnings to our domestic operations. If we were to try and repatriate these earnings, we would incur a U.S. federal income tax liability that is not currently accrued in our consolidated financial statements.
Our available cash and cash equivalents are held in bank deposits and money market funds at March 31, 2013. Our short-term and long-term investments, classified as available-for-sale securities, consist of corporate bonds, municipal bonds and commercial paper held in investment accounts in the United States.
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
Summarized cash flow information is as follows (in thousands):

	Three Months Ended March 31,
(in thousands)	2013	2012
Net cash provided by operating activities	$30,887	$28,171
Net cash provided by (used in) investing activities	8,384	(14,186)
Net cash provided by financing activities	4,121	2,028
Effect of exchange rate changes	(1,769)	616
Net increase in cash and cash equivalents	41,623	16,629
Operating Activities
Cash provided by operating activities is comprised of net income, adjustments for non-cash operating activities and changes in operating assets and liabilities. Adjustments for non-cash expenses were $5.1 million and $4.8 million for the three months ended March 31, 2013 and 2012, respectively. These adjustments primarily consist of stock-based compensation expense, depreciation and amortization and excess tax benefits related to employee stock-based awards. Stock-based compensation expense reduced income before income taxes by $6.3 million and $3.9 million in the three months ended March 31, 2013 and 2012, respectively.
The change in cash flows relating to operating activities resulted from changes in operating assets and liabilities and is primarily driven by the sales of our software and maintenance renewals. The significant changes in operating assets and liabilities include the following:

•
Deferred revenue increased to $109.3 million at March 31, 2013 as compared to $102.8 million at December 31, 2012, resulting in an increase in operating liabilities and reflecting a cash inflow of $7.4 million for the three months ended March 31, 2013. For the three months ended March 31, 2012, net cash provided by operating activities increased $4.9 million due to an increase in deferred revenue during the period. Deferred revenue consists of billings or payments received in advance of revenue recognition from maintenance fees.

•
Accrued liabilities decreased to $8.1 million at March 31, 2013 as compared to $14.2 million at December 31, 2012, resulting in a decrease in operating liabilities and reflecting a cash outflow of $6.1 million for the three months ended March 31, 2013. This cash outflow was primarily a result of annual company-wide bonus payments for the 2012 fiscal year accrued at December 31, 2012 and paid during the first quarter of 2013.

•
Changes in our income tax receivable and payable balances are also significant components of our cash flows from operating activities. The decrease in our income tax payable was primarily due to tax payments made during the first quarter of 2013. Net cash provided by operating activities was reduced by income tax payments of $5.0 million in the first quarter of 2013.

•
Accounts receivable increased to $34.3 million at March 31, 2013 as compared to $32.5 million at December 31, 2012 resulting in an increase in operating assets and reflecting a cash outflow of $2.0 million for the three months ended March 31, 2013. The increase in accounts receivable for the three months ended March 31, 2012 as compared to December 31, 2011 resulted in cash outflows of $0.8 million for the three months ended March 31, 2012. Our accounts receivable balance fluctuates from period to period depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts, which affects our cash flow from operating activities. Our accounts receivable balance represents trade receivables from customers, including resellers and distributors, when we have provided software licenses and/or software maintenance agreements and we have not yet received payment. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.3 million and $0.2 million at March 31, 2013 and 2012, respectively. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 42.4 days and 42.5 days at March 31, 2013 and 2012, respectively.

Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2013 was primarily related to $9.3 million of proceeds from maturities of investments. For the three months ended March 31, 2012, net cash used in investing activities was primarily related to $11.8 million of cash used to purchase available-for-sale securities classified as short-term and long-term investments, $11.0 million of cash used for the acquisitions, and $9.5 million of proceeds from maturities of short-term investments.
We estimate our capital expenditures for the remaining nine months of 2013 to be approximately $3.0 to $4.0 million, primarily including equipment, leasehold improvements, furniture and software related to the expected growth of our corporate headquarters in Austin, Texas, and our international research and development centers in the Czech Republic and India.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2013 was primarily due to the excess tax benefit related to stock-based awards of $4.7 million, which is a reduction in cash payments related to income taxes and $3.7 million of proceeds from the exercise of employee stock options. In addition, for the three months ended March 31, 2013, we withheld and retired shares of common stock to satisfy $4.3 million of minimum statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to restricted stock units issued during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements as of March 31, 2013. Net cash provided by financing activities for the three months ended March 31, 2012 was due to the excess tax benefit related to stock option exercises of $3.3 million, which is a reduction in cash payments related to income taxes and $3.3 million of proceeds from the exercise of employee stock options. Also during the three months ended March 31, 2012, we paid approximately $3.5 million of cash upon the achievement of certain sales milestones related to the acquisition of Hyper9, of which $3.2 million is reflected as cash flows from financing activities.
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
Contractual Obligations and Commitments
As of March 31, 2013, there have been no material changes in our contractual obligations and commitments that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
A full description of our critical accounting policies that involve significant management judgment appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on February 19, 2013 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” There have been no material changes to our critical accounting policies and estimates since that time.
Recent Accounting Pronouncements
See Note 1—Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
During the first quarter of 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain financial market risks, including the following:
Interest Rate Risk
We had cash and cash equivalents of $221.3 million and $179.7 million at March 31, 2013 and December 31, 2012, respectively. We also had total short-term and long-term investments classified as available-for-sale securities of $52.7 million and $62.1 million at March 31, 2013 and December 31, 2012, respectively. Our cash and cash equivalents consist primarily of bank deposits and money market funds, and our available-for-sale securities consist primarily of corporate bonds, municipal bonds and commercial paper held in investment accounts in the United States. We hold cash, cash equivalents and available-for-sale securities for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at March 31, 2013. Our portfolio of available-for-sale securities classified as investments is subject to market risk due to changes in interest rates. Changes in interest rates could impact our future investment income, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investment securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Foreign Currency Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our foreign subsidiaries was approximately 27.1% of our total revenue for the three months ended March 31, 2013. The foreign currencies that we invoice and on which we collect are the Euro, British Pound Sterling, Australian Dollar and Japanese Yen. Expenses incurred by our international subsidiaries are, generally, denominated in the local currency of the subsidiary. Our condensed consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies.
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operational and functional positions. As of March 31, 2013, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. See Note 4—Derivative Instruments, in the Notes to Condensed Consolidated Financial Statements for a summary of the effect of derivative instruments on our condensed consolidated statements of income.
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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings and claims, including the pending litigation discussed below, as well as other legal proceedings and claims that have not been fully resolved and that have arisen in our ordinary course of business. In the opinion of management, there was not at least a reasonable possibility we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to any legal proceedings. However, the outcome of legal proceedings and claims brought against us are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management's expectations, our consolidated financial statements of a particular period could be materially adversely affected. See the risk factor “Litigation exposure related to our pending and any future litigation could exceed our expectations and adversely affect our results of operations, profitability and cash flows” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Risk Factors.”

Uniloc Cases
Uniloc USA, Inc. and parent and/or affiliates have brought two lawsuits against the Company and have brought a series of lawsuits against numerous software companies around the world.
'216 Case
On September 13, 2010, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (“Uniloc”) brought a lawsuit against the Company and several other defendants in the United States District Court for the Eastern District of Texas (“Eastern District of Texas”). The complaint filed by Uniloc alleges that the Company and each of the other fifteen named defendants' software infringe U.S. patent 5,490,216 (“216 Patent”) allegedly owned by Uniloc. Uniloc alleges that the Company's software, specifically its license key system, infringes upon its patent that utilizes a system for activating software products through a registration process. In September 2011, another company, Sureloc, Inc. (“Sureloc”) claimed that it owned the '216 Patent. As a result, on November 3, 2011, Uniloc and its affiliates filed a lawsuit in the Superior Court of the State of California against Sureloc, Patrick Rooney, and Does 1-100 (the “Sureloc case”), seeking, among other things, a declaratory judgment that Uniloc and not Sureloc, is the exclusive owner of the '216 Patent. Once the Eastern District of Texas was informed of the Sureloc case, all Uniloc cases alleging infringement of the '216 Patent that were pending before the Eastern District of Texas were stayed on December 1, 2011. Subsequently, Uniloc and Sureloc settled their dispute regarding ownership of the '216 Patent, and the California state case against Sureloc case was dismissed with prejudice on September 25, 2012.
On January 25, 2013, the Eastern District of Texas lifted the stay of all Uniloc '216 Patent cases and set the cases for a status conference on February 25, 2013.  Following the status conference, on March 21, 2013 Uniloc filed a motion to dismiss all remaining defendants in the '216 Patent cases, without prejudice, and simultaneously filed a new complaint against the Company (as well as any other defendants from the original case that had not reached a settlement agreement with Uniloc).  Uniloc has not yet served the re-filed complaint for infringement of the '216 Patent on the Company.  Because this lawsuit is in the initial stages, it is not possible to reliably assess the outcome of the litigation. Therefore, we cannot currently estimate the potential loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.
'696 Case
On March 30, 2012, Uniloc Luxembourg, S.A. and Uniloc USA, Inc. brought a lawsuit against the Company and several other defendants in the United States District Court for the Eastern District of Texas (“Eastern District of Texas”). The complaint filed by Uniloc alleges that the Company and each of the other fifteen named defendants' software infringe U.S. patent 7,024,696 (“696 Patent”) allegedly owned by Uniloc. Uniloc alleges that the Company's software, specifically its license key system, infringes upon its patent that utilizes a system for activating software products through a registration process. Because this lawsuit is in its early stages, it is not possible to reliably assess the outcome of the litigation. Therefore, we cannot currently estimate the potential loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.
Achates Case
On June 22, 2011, Achates Reference Publishing, Inc. (“Achates”) brought a lawsuit against SolarWinds, Inc. and several other defendants in the United States District Court for the Eastern District of Texas. The complaint filed by Achates alleges that SolarWinds, Inc. and each of the other twelve named defendants' software infringe U.S. Patent No. 5,982,889 (“889 Patent”) and U.S. Patent No. 6,173,403 (“403 Patent”), which are allegedly owned by Achates. Achates alleges that SolarWinds, Inc.'s Engineer Suite family of software infringes upon the 889 and 403 Patents “by employing activation technology.” Achates has brought a series of lawsuits against numerous software companies around the world. On April 15, 2013, Achates filed a Motion to Dismiss SolarWinds without Prejudice. At this point, there will be no further proceedings regarding this matter.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
January 1-31, 2013	61,201	$55.10	—	$—
February 1-28, 2013	16,790	54.58	—	—
March 1-31, 2013	1,334	58.08	—	—

(1)	Represents shares of our common stock withheld by us to satisfy employee withholding obligations due from equity awards issued pursuant to our 2008 Equity Incentive Plan.
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

SOLARWINDS, INC.

Dated:	May 1, 2013	By:	/s/ MICHAEL J. BERRY

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