Form 10-Q
period 2013-06-30
SolarWinds, Inc.
filed 2013-08-02
CIK 1428669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On July 30, 2013, 75,413,380 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS, INC.

Safe Harbor Cautionary Statement
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “intends,” “targets,” “may,” “could,” “should,” “will,” “would” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations including, without limitation, the following:

•
Our expectation to grow our business by focusing on initiatives such as increasing our presence in several key geographic markets including Asia-Pacific, Latin America, Europe, Middle East and Africa by expanding our product portfolio, localizing marketing material, and establishing new relationships with distributors and resellers, expanding our web presence, brand awareness and improving our communication with prospects and our current customer base both domestically and internationally, acquisitions of products that will expand our network management and systems and application management offerings or potential acquisitions of products in new markets and international expansion company-wide at lower cost locations to drive our competitive advantage;

•
Our expectation to continue to pursue acquisitions that will enable us to enter new markets, or new segments of our existing markets, by bringing new product offerings to market more quickly than we can develop them;

•
Our belief that the acquisition of N-able will allow us to leverage the opportunity associated with rapidly growing adoption of the cloud and SaaS-based services among SMBs by enhancing our remote monitoring and management offerings and adding MSP service automation to the broad range of management challenges that we address for the IT industry;

•	Our belief that we can bring the key features of our operating model to the N-able business and help drive revenue growth in the remote monitoring and management market;

•
Our expectation to continue to generate solid growth while delivering strong operating income and to increase our cash flows from operating activities with our disciplined approach to investing in our business combined with our large market opportunity;

•	The premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our IT management products;

•	Our expectation that our revenue growth will be approximately 20-22% for the full year of 2013;

•	Our expectation that core product transaction volume growth will be the primary driver of our new license growth;

•	Our expectation that our Non-GAAP operating margin will be approximately 49% for the full year of 2013;

•	Our belief that IT-related trends and the limitations of existing offerings present a significant market opportunity for our products;

•	Our expectation that our revenue will continue to grow as we capitalize on IT-related trends and other market opportunities through acquisitions and development;

•	Our objective of targeting total new sales growth of 20% for our existing license and subscription products and new product offerings over the next three to five years;

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

•
Our belief that many of our larger transactions with the U.S. federal government, both new licenses and maintenance renewals, are dependent on specific projects that may not be continued at the same scale in the future due to budgetary cuts or other reasons, and the reduction or cancellation of specific projects such as these could result in our sales to the U.S. government growing less rapidly than expected or even decreasing;

•	Our expectation that maintenance revenue will continue to increase in absolute dollars in future periods;

•
Our expectation that our cost of revenue will increase in absolute dollars and fluctuate as a percentage of revenue as we acquire additional companies or technologies and as we increase our headcount to support new customers and product offerings;

•	Our expectation that we will incur approximately $16.0 to $17.0 million of incremental expenses for the remainder of the year as a result of the N-able acquisition;

•	Our expectation that our operating expenses will continue to increase in absolute dollars as we make long-term investments in our business both domestically and internationally;

•
The possibility that our operating expenses in future periods may increase in absolute dollars and fluctuate as a percentage of revenue as we acquire additional companies or technologies and integrate the businesses;

•
Our intention to continue to grant equity awards to our current executives and employees and those who join us in the future through acquisitions or otherwise, which will result in additional stock-based compensation expense;

•	Our expectation that we will continue to hire sales personnel in the United States and in our international sales offices to drive new license sales growth;

•	Our expectation to continue to invest in our websites, online user community site and marketing programs to drive customer downloads and support our new product launches;

•	Our expectation that the continued expansion of our research and development centers in the Czech Republic and India will continue to result in an increase in facilities and personnel costs;

•
Our expectation that we will continue to invest in our research and development activities by hiring engineers in our international locations, which will allow us to continue our research and development growth strategy internationally;

•	Our expectation that we will incur higher administrative costs in future periods as our business continues to grow both organically and through acquisitions;

•	Our expectation that our international income, as a percentage of total income, will increase and that such increase should result in a corresponding decline in our effective income tax rate;

•	Our continued investment in the sales and marketing efforts that drive our revenue growth;

•	Our expectation that our international cash and cash equivalents will continue to increase as a percentage of our consolidated cash and cash equivalents;

•
Our intention that the earnings generated by our international operations will be invested indefinitely in those operations and our expectation that we will not repatriate those earnings to our domestic operations;

•
Our estimation that our capital expenditures for the remaining six months of 2013 will be approximately $3.0 million, primarily related to purchases of equipment and software in our Austin and Czech Republic locations to support their continued growth;

•
Our expectation that repurchases of our common stock under our share repurchase program will occur over the next 12 months although the exact timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors;

•	Our expectation that our share repurchase program will be funded using our cash on hand and cash generated from operations;

•
Our belief that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations and our commitments for capital expenditures for at least the next 12 months; and

•
Our expectation that the lease for our future corporate headquarters in Austin, Texas will commence in the second quarter of 2014 and our plans with respect to either terminating our existing lease through a settlement with our landlord or subleasing all or part of our existing corporate headquarters to a third party for the remaining lease term through May 2016.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those summarized under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly reports on Forms 10-Q and other documents we file with the Securities and Exchange Commission ("SEC"). Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-

looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially and adversely from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$148,894	$179,702
Short-term investments	27,028	49,276
Accounts receivable, net of allowances of $336 and $271 as of June 30, 2013 and December 31, 2012, respectively	35,754	32,506
Income tax receivable	907	142
Deferred taxes	2,242	1,712
Prepaid and other current assets	3,675	3,322
Total current assets	218,500	266,660
Property and equipment, net	8,916	8,342
Long-term investments	20,351	12,823
Deferred taxes	1,951	338
Goodwill	252,342	158,601
Intangible assets and other, net	91,393	70,631
Total assets	$593,453	$517,395
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,203	$4,050
Accrued liabilities	11,486	14,226
Accrued earnout	—	121
Income taxes payable	1,443	4,037
Current portion of deferred revenue	108,015	97,672
Total current liabilities	125,147	120,106
Long-term liabilities:
Deferred revenue, net of current portion	6,472	5,084
Non-current deferred taxes	3,396	483
Other long-term liabilities	12,648	8,908
Total liabilities	147,663	134,581
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 75,328,950 and 74,633,412 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	75	75
Additional paid-in capital	247,944	229,277
Accumulated other comprehensive loss	(2,632)	(1,145)
Accumulated earnings	200,403	154,607
Total stockholders’ equity	445,790	382,814
Total liabilities and stockholders’ equity	$593,453	$517,395
The accompanying notes are an integral part of these condensed consolidated financial statements.
SolarWinds, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
License	$31,131	$29,454	$61,856	$56,911
Maintenance and other	45,373	34,586	87,558	66,800
Subscription	1,015	—	1,015	—
Total revenue	77,519	64,040	150,429	123,711
Cost of license revenue	2,856	1,860	5,617	3,740
Cost of maintenance and other revenue	2,766	2,410	5,636	4,803
Cost of subscription revenue	535	—	535	—
Gross profit	71,362	59,770	138,641	115,168
Operating expenses:
Sales and marketing	20,276	17,583	40,576	34,143
Research and development	8,218	6,929	16,064	13,600
General and administrative	11,554	8,370	21,375	16,819
Total operating expenses	40,048	32,882	78,015	64,562
Operating income	31,314	26,888	60,626	50,606
Other income (expense):
Interest income	110	107	233	195
Other expense, net	(340)	(33)	(491)	(49)
Total other income (expense)	(230)	74	(258)	146
Income before income taxes	31,084	26,962	60,368	50,752
Income tax expense	8,287	7,535	14,572	14,194
Net income	$22,797	$19,427	$45,796	$36,558
Net income per share:
Basic earnings per share	$0.30	$0.26	$0.61	$0.49
Diluted earnings per share	$0.30	$0.26	$0.60	$0.48
Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share	75,250	74,033	75,117	73,885
Shares used in computation of diluted earnings per share	76,592	75,848	76,625	75,642
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$22,797	$19,427	$45,796	$36,558
Other comprehensive income (loss):
Foreign currency translation adjustment	901	(2,660)	(1,411)	(1,468)
Unrealized losses on investments, net of income tax benefit of $65 and $5 for the three months ended June 30, 2013 and 2012, respectively and $41 and $1 for the six months ended June 30, 2013 and 2012, respectively	(121)	(9)	(76)	(2)
Other comprehensive income (loss)	780	(2,669)	(1,487)	(1,470)
Comprehensive income	$23,577	$16,758	$44,309	$35,088
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$45,796	$36,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,876	8,631
Provision for doubtful accounts	127	7
Stock-based compensation expense	11,542	7,536
Deferred taxes	(2,874)	(1,655)
Excess tax benefit from stock-based compensation	(6,246)	(5,184)
Premium on investments	(613)	(1,067)
Other non-cash expenses	738	664
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(101)	(2,050)
Income taxes receivable	(36)	36
Prepaid and other assets	405	(583)
Accounts payable	(686)	267
Accrued liabilities	(5,049)	457
Income taxes payable	7,073	8,259
Deferred revenue and other liabilities	10,647	9,492
Net cash provided by operating activities	71,599	61,368
Cash flows from investing activities
Purchases of investments	(17,288)	(41,017)
Maturities of investments	31,495	19,000
Purchases of property and equipment	(1,746)	(1,560)
Purchases of intangible assets	(171)	(902)
Acquisition of businesses, net of cash acquired	(120,868)	(20,884)
Net cash used in investing activities	(108,578)	(45,363)
Cash flows from financing activities
Repurchase of common stock	(4,499)	(1,334)
Exercise of stock options	5,390	5,683
Excess tax benefit from stock-based compensation	6,246	5,184
Earnout payments for acquisitions	—	(3,203)
Net cash provided by financing activities	7,137	6,330
Effect of exchange rate changes on cash and cash equivalents	(966)	(1,034)
Net increase (decrease) in cash and cash equivalents	(30,808)	21,301
Cash and cash equivalents
Beginning of period	179,702	122,707
End of period	$148,894	$144,008
Supplemental disclosure of cash flow information
Cash paid for income taxes	$10,223	$7,398
Non-cash financing transactions
Accrued earnout (Note 4)	$—	$951
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
Fair Value Measurements
We apply the authoritative guidance on fair value measurements for financial assets and liabilities that are measured at fair value on a recurring basis and non-financial assets and liabilities, such as goodwill, intangible assets and property, plant and equipment that are measured at fair value on a non-recurring basis.
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
See Note 4 for a summary of our financial instruments and acquisition related contingent considerations accounted for at fair value on a recurring basis. The carrying amounts reported in our condensed consolidated balance sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity.
Revenue Recognition
We derive substantially all of our revenue from the licensing of our software products, the sale of annual maintenance agreements for these products and, to a lesser extent, our subscription products and services. In accordance with current guidance, we recognize revenue for software, maintenance and subscriptions when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Our return policy generally does not allow our customers to return software products.
We generally use a purchase order, an authorized credit card, an electronic or manually signed license agreement, or the receipt of a cash payment as evidence of an arrangement. We consider delivery to have occurred and recognize revenue when risk of loss transfers to the customer, reseller or distributor or the customer has access to their subscription which is generally upon electronic transfer of the license key or password that provides immediate availability of the product to the purchaser. We account for sales incentives to customers, resellers or distributors as a reduction of revenue at the time we recognize the revenue from the related product sale. We report revenue net of any sales tax collected.
We sell our software products through our direct sales force and through our distributors and other resellers. Our distributors and resellers do not carry inventory of our software and we generally require them to specify the end-user of the software at the time of the order. If the distributor or reseller does not provide end-user information, then we will generally not fulfill the order. Our distributors and resellers have no rights of return or exchange for software that they purchase from us and payment for these purchases is due to us without regard to whether the distributors or resellers collect payment from their customers. Sales through resellers and distributors are typically evidenced by a reseller or distributor agreement, together with purchase orders or authorized credit cards on a transaction-by-transaction basis.
License Revenue. Under software revenue recognition guidance, we use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered and vendor-specific objective evidence, or VSOE, of fair value for all undelivered elements exists. Because our software is generally sold with maintenance, we calculate the amount of revenue allocated to the software license by determining the fair value of the maintenance and subtracting it from the total invoice or contract amount. We establish VSOE of the fair value of maintenance services by the standard published list pricing for our maintenance renewals since we generally charge list prices for our maintenance renewals. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have VSOE of fair value is support, revenue for the entire arrangement is recognized ratably over the support period.
Maintenance and Other Revenue. We derive maintenance revenue from fees for software maintenance services. We typically include one year of maintenance as part of the initial purchase price of each perpetual software offering and then sell renewals of this maintenance agreement. We generally recognize maintenance revenue ratably on a daily basis over the contract period. Customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements to new versions of their software products on a when-and-if-available basis. Other revenue is not currently significant nor do we expect it to be significant in future periods.
Subscription Revenue. We primarily derive subscription revenue from fees received from customers for time-based license arrangements and software-as-a-service, or SaaS offerings. We generally invoice subscription agreements monthly in advance over the subscription period. Subscription revenue is recognized ratably over the contractual subscription term when all revenue recognition criteria have been met. We introduced these offerings in the second quarter of 2013 as a result of the acquisition of N-able Technologies.

2. Acquisitions
N-able Acquisition
In May 2013, we acquired N-able Technologies, or N-able, a provider of cloud-based remote monitoring and management and service automation software serving the small business market through the managed service providers (MSPs) channel for approximately $127.7 million in cash, including cash acquired. The acquisition increased our product offerings and we believe will allow us to leverage the opportunity associated with rapidly growing adoption of the cloud and SaaS-based services among SMBs by enhancing our remote monitoring and management offerings and adding MSP service automation to the broad range of management challenges that we address for the IT industry. The acquisition was financed with available cash and we incurred $0.7 million in acquisition related costs, which are included in general and administrative expense for the three and six months ended June 30, 2013. The weighted average amortization period for the intangible assets was 6.0 years. Goodwill is not deductible for tax purposes. The fair value of the assets acquired, including goodwill, is preliminary and therefore may be subject to adjustments due to the pending completion of the valuation of intangible assets.
The following table summarizes the consideration paid and the amounts recognized at the acquisition date for the assets acquired and liabilities assumed:

Fair Value
(in thousands)
Current assets, including cash of $6,845	$11,660
Property and equipment	693
Deferred tax assets	125
Identifiable intangible assets	30,080
Goodwill	94,109
Current liabilities	(3,294)
Deferred tax liabilities	(3,846)
Deferred revenue	(1,796)
Total consideration	$127,731

The following table summarizes the fair value of the acquired identifiable intangible assets and estimated useful lives:

	Fair Value	Useful Life
	(in thousands)	(in years)
Developed product technologies	$17,170	5
Customer relationships	9,330	8
Customer backlog	2,170	4
Tradenames	970	8
Non-competition covenant	440	6
Total identifiable intangible assets	$30,080

The amounts of revenue and net loss related to the N-able acquisition included in our condensed consolidated financial statements from the effective date of the acquisition for the three months ended June 30, 2013 are $1.7 million and $1.1 million, respectively. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described above in Note 1.
The following table presents our unaudited pro forma results of operations for the three and six month periods ended June 30, 2013 and 2012 as if the N-able acquisition had occurred at the beginning of the earliest period presented, or January 1, 2012. The pro forma financial information illustrates the measurable effects of a particular transaction, while excluding effects that rely on highly judgmental estimates of how operating decisions may or may not have changed as a result of that transaction. Accordingly, we adjusted the pro forma results for quantifiable items such as the amortization of acquired intangible assets and the estimated income tax provision of the pro forma combined results. The N-able pro forma results were not adjusted for post-acquisition operational decisions made by management such as changes in the product offerings, pricing and packaging of the products. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisition had taken place on January 1, 2012, or of any future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands, except per share data)	Pro Forma		Pro Forma
Revenue	$82,598	$69,602	$162,623	$134,367
Net Income	20,093	18,555	42,446	34,420
Earnings per share:
Basic	0.27	0.25	0.57	0.47
Diluted	0.26	0.24	0.55	0.46
The following table reflects the changes in goodwill for the six months ended June 30, 2013:

(in thousands)
Balance at December 31, 2012	$158,601
Acquisitions	94,109
Foreign currency translation and other adjustments	(368)
Balance at June 30, 2013	$252,342
Goodwill and indefinite-lived intangibles are assessed at the consolidated level for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that impairment may exist. We evaluate long-lived assets, including identifiable definite-lived intangibles and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of June 30, 2013, there were no indicators of impairment identified as a result of our review of events and circumstances related to our goodwill, indefinite-lived intangible assets or long-lived assets.
3. Investments
Our cash and cash equivalents as of June 30, 2013 and December 31, 2012 consisted of demand deposit accounts and money market funds. The following table summarizes our cash and cash equivalents:

	June 30,	December 31,
(in thousands)	2013	2012
Demand deposit accounts	$105,938	$82,195
Money market funds	42,956	97,507
Total cash and cash equivalents	$148,894	$179,702
Our short-term and long-term investments as of June 30, 2013 and December 31, 2012 consisted primarily of available-for-sale securities, such as corporate bonds, municipal bonds and commercial paper. The following table summarizes our short-term and long-term available-for-sale securities as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate bonds	$17,753	$13	$(13)	$17,753	$22,206	$16	$(14)	$22,208
Municipal bonds	3,779	1	—	3,780	11,604	—	(3)	11,601
Commercial paper	5,495	—	—	5,495	15,465	2	—	15,467
Total short-term investments	$27,027	$14	$(13)	$27,028	$49,275	$18	$(17)	$49,276
Long-term investments:
Available-for-sale securities:
Corporate bonds	$19,373	$7	$(100)	$19,280	$11,704	$35	$(10)	$11,729
Municipal bonds	1,071	—	—	1,071	1,095	—	(1)	1,094
Total long-term investments	$20,444	$7	$(100)	$20,351	$12,799	$35	$(11)	$12,823
The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of June 30, 2013
Corporate bonds	$26,926	$(113)	$—	$—	$26,926	$(113)
	$26,926	$(113)	$—	$—	$26,926	$(113)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2012
Corporate bonds	$20,167	$(24)	$—	$—	$20,167	$(24)
Municipal bonds	12,695	(4)	—	—	12,695	(4)
	$32,862	$(28)	$—	$—	$32,862	$(28)
The following table summarizes the contractual underlying maturities of our available-for-sale securities as of June 30, 2013:

(in thousands)	Cost	Fair Value
Due in one year or less	$27,027	$27,028
Due after one year through five years	20,444	20,351
	$47,471	$47,379

4. Fair Value Measurements
The following table summarizes the fair value of our financial assets and liabilities that were measured on a recurring basis as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements at June 30, 2013 Using				Fair Value Measurements at December 31, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$42,956	$—	$—	$42,956	$97,507	$—	$—	$97,507
Total cash equivalents	42,956	—	—	42,956	97,507	—	—	97,507
Short-term investments:
Corporate bonds	—	17,753	—	17,753	—	22,208	—	22,208
Municipal bonds	—	3,780	—	3,780	—	11,601	—	11,601
Commercial paper	—	5,495	—	5,495	—	15,467	—	15,467
Total short-term investments	—	27,028	—	27,028	—	49,276	—	49,276
Long-term investments:
Corporate bonds	—	19,280	—	19,280	—	11,729	—	11,729
Municipal bonds	—	1,071	—	1,071	—	1,094	—	1,094
Total long-term investments	—	20,351	—	20,351	—	12,823	—	12,823
Total assets	$42,956	$47,379	$—	$90,335	$97,507	$62,099	$—	$159,606
Liabilities:
Accrued earnout	$—	$—	$—	$—	$—	$—	$121	$121
Total liabilities	$—	$—	$—	$—	$—	$—	$121	$121
Contingent Consideration
A reconciliation of the beginning and ending balances of acquisition related accrued earnouts using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 follows:

(in thousands)
Accrued earnout liability as of December 31, 2012	$121
Acquisition date fair value of contingent consideration	—
Change in fair value of contingent consideration	(121)
Payment of contingent consideration	—
Accrued earnout liability as of June 30, 2013	$—

The accrued earnout liability relates to an acquisition contingent consideration of $2.5 million to be paid if new license sales during the one-year earnout measurement period equal or exceed the milestone specified in the purchase agreement. As of June 30, 2013, the achievement of this milestone was determined to be unattainable. The change in the fair value of the contingent consideration due to the change in probability of achieving the earnout criteria resulted in a $0.1 million accrued earnout gain being recognized in general and administrative expense in our condensed consolidated statements of income for the three and six months ended June 30, 2013. At each reporting date, the contingent consideration liability is revalued to estimated fair value and changes in the estimates used to determine the probabilities could result in a change to the fair value measurement.
5. Derivative Instruments
As of June 30, 2013 and December 31, 2012, we did not have any forward contracts outstanding. The effect of derivative instruments not designated as hedging instruments in our condensed consolidated statements of income is summarized below:

	Gains (Losses) Recognized in Net Income on Derivatives
(in thousands)	Location of Gain (Loss) Recognized in Statements of Income	Three months ended June 30,		Six months ended June 30,
Derivatives not Designated as Hedging Instruments		2013	2012	2013	2012
Foreign exchange contracts	Other expense, net	$146	$(241)	$6	$(138)
6. Earnings Per Share
We computed basic earnings per share using the weighted-average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and vesting of restricted stock units using the treasury stock method.
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
(in thousands)
Basic earnings per share
Numerator:
Net income	$22,797	$19,427	$45,796	$36,558
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	75,250	74,033	75,117	73,885
Diluted earnings per share
Numerator:
Net income	$22,797	$19,427	$45,796	$36,558
Denominator:
Weighted-average shares used in computing basic earnings per share	75,250	74,033	75,117	73,885
Add options and restricted stock units to purchase common stock	1,342	1,815	1,508	1,757
Weighted-average shares used in computing diluted earnings per share	76,592	75,848	76,625	75,642
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Antidilutive shares	1,062	259	616	811
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options and vesting of restricted stock units. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises of stock options and vesting of restricted stock units.
7. Income Taxes
For the three months ended June 30, 2013 and 2012, we recorded income tax expense of $8.3 million and $7.5 million, respectively, resulting in an effective tax rate of 26.7% and 28.0%, respectively. For the six months ended June 30, 2013 and 2012, we recorded income tax expense of $14.6 million and $14.2 million, respectively, resulting in an effective tax rate of 24.1% and 28.0%, respectively. The decrease in the effective tax rate from 2012 to 2013 was primarily attributable to the availability of the U.S. research and experimentation tax credit, or R&E tax credit, which resulted in the entire 2012 R&E tax credit of $1.3 million being recognized discretely in the first quarter of 2013, as well as an increase in international earnings, which are generally taxed at lower tax rates.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal R&E tax credit from January 1, 2012 to December 31, 2013.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. In the three and six months ended June 30, 2013 and 2012, interest and penalties recorded were not significant. As of June 30, 2013, we have an insignificant amount accrued for interest and penalties related to unrecognized tax benefits.
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
8. Commitments and Contingencies
Leases
In May 2013, we entered into a lease agreement for our future corporate headquarters in Austin, Texas. We expect the lease to commence in the second quarter of 2014 for an initial lease term of thirteen years. In the initial year of the lease, our new facility will consist of approximately 172,000 square feet. We will occupy the remaining building space in the second year which will increase our total square feet to approximately 230,000. Our base rent will be approximately $2.8 million in the first year and approximately $5.1 million in the second year with annual escalations of approximately 2.25% thereafter.

At June 30, 2013, future minimum lease payments under non-cancellable operating leases were as follows:

(in thousands)
Remaining 2013	$2,701
2014	7,085
2015	8,930
2016	7,596
2017	6,432
Thereafter	62,067
Total minimum lease payments	$94,811

At the inception of our new lease agreement in the second quarter of 2014, we plan to either terminate our existing lease through a settlement with our landlord or sublease all or part of our existing corporate headquarters to a third party for the remaining lease term through May 2016. If we are unable to terminate our lease or sublease the building, we would be required to recognize a loss for our remaining obligation of $8.0 million.

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
9. Subsequent Event
On July 29, 2013, we announced that our Board of Directors had approved a share repurchase program, authorizing us to purchase up to $50.0 million of our outstanding common stock. We expect the repurchases will occur over the next 12 months although the exact timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. We expect to fund the program using our cash on hand and cash generated from operations. The program may be extended, suspended or discontinued at any time without prior notice.

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
Overview
We design, develop, market, sell and support powerful yet easy-to-use enterprise-class IT infrastructure management software to IT professionals in organizations of all sizes. Our product offerings range from individual software tools to more comprehensive software products that solve problems encountered every day by IT professionals and help to enable efficient and effective management of their network, systems and application infrastructure. Our products are ready-to-use, featuring intuitive and easily customized user interfaces and built-in workflows. Our products can be downloaded directly from our websites and installed and configured by our end-users in a matter of hours. Our customers include small- and mid-size businesses, large enterprises, managed service providers, and local, state and federal government entities that have purchased our products.
Acquisitions
We have made multiple acquisitions of businesses as part of our growth strategy and expect to continue to pursue acquisitions that will enable us to enter new markets, or new segments of our existing markets, by bringing new product offerings to market more quickly than we can develop them. In the second quarter of 2013, we acquired N-able Technologies, or N-able, for $127.7 million. We account for our acquisitions using the acquisition method of accounting. Accordingly, the financial results for these entities are included in our condensed consolidated financial results since the applicable acquisition dates. See Note 2—Acquisitions of our Notes to Condensed Consolidated Financial Statements for additional details.
The acquisition of N-able increased our product offerings and we believe will allow us to leverage the large opportunity associated with the adoption of cloud and SaaS-based services among SMBs by enhancing our remote monitoring and management offerings and adding MSP service automation to the broad range of management challenges that we address for the IT industry. N-able is based in Ottawa, Canada and serves thousands of MSPs. We believe we can bring the key features of our operating model to their business and help drive revenue growth in the remote monitoring and management market.

Key Financial Highlights
Key financial highlights for the first half of 2013 include the following:

•	Total revenue was $150.4 million in the first half of 2013 compared to $123.7 million in the first half of 2012, or an increase of 21.6%;

•	Net income was $45.8 million in the first half of 2013 compared to $36.6 million in the first half of 2012, or an increase of 25.3%;

•	Net income was $0.60 per share on a fully diluted basis for the first half of 2013 compared to $0.48 per share on a fully diluted basis for the first half of 2012, or an increase of 25.0%; and

•	Cash flow from operating activities was $71.6 million in the first half of 2013 compared to $61.4 million in the first half of 2012, or an increase of 16.7%.
We have transitioned from a network management software company into an IT infrastructure management software company with a portfolio of products for IT professionals in organizations of all sizes. In the first half of 2013, we invested in areas that we believe are an important foundation for our long term growth such as:

•	We released new versions of SolarWinds Network Performance Monitor, SolarWinds IP Address Manager, DameWare

Remote Support and SolarWinds Web Help Desk along with many other releases of our products, which continued to improve the usability and add features our customers rely on daily. We also released two additional free tools, which reflects our continued commitment to the IT community and our customers;

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
We are committed to our business model and have continued to focus on ways to leverage and refine our model. We are pursuing a number of strategies that we believe will enable us to continue to grow. We have made progress towards our goals in recent periods but there are still many areas where we believe that we can continue to grow and improve. We expect to grow our business by focusing on the following initiatives:

•
Increasing our presence in several key geographic markets including Asia-Pacific, Latin America, Europe, Middle East and Africa by expanding our product portfolio, localizing marketing material, and establishing new relationships with distributors and resellers;

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
Revenue Growth
Revenue growth includes the total revenue growth in our license, maintenance and subscription revenue, which are critical to our long-term success. We have employed a differentiated business model for marketing and selling high volumes of enterprise-class software, which is focused on revenue growth at high operating margins. We regularly review our total revenue growth to measure the success of our investments and strategic business decisions. We have built a financial and operational model that focuses on the long-term value of our customer relationships. After the initial new license purchase, our goal is to create opportunities for sales of additional products, license upgrades and renewal purchases from the customer. This is an important component of our financial model and future revenue growth. This model is based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our IT management products. Our revenue growth percentages were 21.6% and 39.3% for the first half of 2013 and 2012, respectively, as compared to the same period of the previous year. We expect our revenue growth to be approximately 20-22% for the full year of 2013.
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
We define our core product transactions as the number of new license sales transactions that include at least one of our core products. We define a transaction as each invoice issued for the sale of one or more of our products. If one of our core products is included in a particular transaction, then that transaction is a core product transaction. New license sales of core products represented more than 85% of our license revenue for the first half of 2013. Accordingly, we believe that management can better evaluate changes in our product portfolio, expansion into new markets and the addition of new customers by evaluating the transactional growth of our core products. Our core product transaction growth for new license sales was 40.4% and 30.1% for the first half of 2013 and 2012, respectively, as compared to the same period of the previous year.
Non-GAAP Operating Income and Non-GAAP Operating Margin
Our management uses non-GAAP operating income and non-GAAP operating margin as key measures of our performance. Because our non-GAAP operating income excludes certain items such as amortization of intangible assets, stock-based compensation and related employer-paid payroll taxes, certain acquisition related adjustments and restructuring charges that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance, particularly with respect to changes in performance from period to period. We use non-GAAP operating income and non-GAAP operating margin in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income and non-GAAP operating margin is not determined in accordance with GAAP and is not a substitute for, or superior to, financial measures determined in accordance with GAAP. We expect our Non-GAAP operating margin to be approximately 49% for the full year of 2013.
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
Opportunities, Trends and Uncertainties
Businesses, governments and other organizations are increasingly relying on networks, systems, and applications to execute their operations, facilitate their internal and external communications and transact business with their customers and partners. The size of these networks, the number of applications and servers, and the complexity of physical and virtual server environments are increasing as organizations place more reliance on them.  In addition, business initiatives to capture, store, and analyze an increasing amount of organizational data are creating new IT management challenges.  Furthermore, the adoption of cloud computing technologies, which is shifting a growing number of critical workloads off premises, is also creating new IT management complexities and placing increasing importance on the performance of IT assets as compute resources become more distributed.  The development and evolution of cloud computing technologies is also allowing a growing number of small and medium-sized organizations to rely upon third parties, known as managed service providers, for their IT management needs.  These managed service providers need powerful, yet easy-to-use and affordable solutions in order to address a wide range of IT management issues for the thousands of small and medium-sized organizations they serve.

In order to address these challenges, we offer a cohesive portfolio of powerful, yet easy-to-use and affordably priced IT management products spanning networks, systems, and application management. This includes software that we have either developed or acquired that allows IT professionals to manage the performance, health, and configurations of network devices, firewalls, applications, physical and virtual servers, storage devices, as well as software for log and security information management. It also includes software that provides IT professionals with mobile and remote access to their IT infrastructure and software to help them track and resolve IT issues along with their IT assets.  Lastly, our portfolio includes a set of cloud-based remote monitoring and management products that allow managed service providers to remotely access and address a broad range of IT issues faced by their customers in order to ensure the performance and security of their networks, desktops, servers, and other proprietary systems.  We believe that IT-related trends and the limitations of existing offerings present a significant market opportunity for our products. We expect our revenue to continue to grow as we capitalize on these and other market opportunities through acquisitions and development. We continue to target total new sales growth of 20% for our existing license and subscription products and new product offerings over the next three to five years. However, our ability to meet our target will depend on a number of factors and assumptions, many of which are outside of our control. Further, any revenue growth and operating synergies of our acquired products and businesses depends on our ability to successfully integrate those products and businesses and may be lower than expected if we are unable to do so in the future.
In the second quarter of 2013, we recognized 26.2% of our revenue from sales by our international subsidiaries, which includes the Europe, Middle East and Africa, or EMEA, region, the Asian-Pacific region, and the Latin American region. We believe there is a substantial opportunity for additional sales of our software in these international regions and we intend to increase our sales, marketing and support operations in these regions. However, we believe there is significant uncertainty regarding the economic conditions in certain of these geographic regions, particularly in parts of Europe. While we believe that any difficult economic conditions may adversely affect the sales of our products, this could also offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of some competing products.
We expect the U.S. federal government to continue to be a significant market opportunity, as we believe the ease of deployment, power and scalability of our products gives us a competitive advantage to sell to various agencies and departments of the U.S. federal government. The U.S. federal government new license sales were 10.4% of our total new license sales in the second quarter of 2013 and 7.9% of our total new license sales in the first half of 2013. We have experienced and continue to expect inconsistency in the buying pattern of the U.S. federal government for larger transactions with our products. We believe that many of our larger transactions, both new licenses and maintenance renewals, with the U.S. federal government are dependent on specific projects that may not be continued at the same scale in the future due to budgetary cuts or other reasons, and the reduction or cancellation of specific projects such as these could result in our sales to the U.S. government growing less rapidly than expected or even decreasing. In addition, our sales, both new licenses and maintenance renewals, to the U.S. federal government are largely dependent on systems integrators, distributors and resellers whose purchases from us have been difficult to predict.
Key Components of Our Results of Operations
Sources of Revenue
Our revenue is primarily comprised of license, maintenance and subscription revenue.
License, Maintenance and Other Revenue. We primarily license our software under perpetual licenses, which ordinarily include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new perpetual licenses and upgrades of license size to our software. We have experienced annual growth in license revenue. Customers can renew, and generally have renewed, their maintenance agreements at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. Maintenance revenue is an important source of our future revenue. We have experienced strong and consistent annual and quarterly growth in maintenance and other revenue. Because our maintenance base grew during 2012 and during the first half of 2013 due to new license sales, high customer retention and acquisitions, we expect maintenance revenue to continue to increase in absolute dollars in future periods.
Subscription Revenue. We primarily derive subscription revenue from fees received from customers for time-based license arrangements and software-as-a-service, or SaaS, offerings which were introduced during the second quarter of 2013 as a result of our acquisition of N-able.
Cost of Revenue
Cost of revenue primarily consists of personnel costs related to providing technical support services, amortization of acquired developed product technologies and royalty and hosting fees. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for technical support personnel, as well as an allocation of our facilities, information technology, employee benefit and other overhead costs. We allocate stock-based compensation expense and related employer-paid payroll taxes to personnel costs based on the expense category in which the option or restricted stock unit holder works. We allocate overhead, such as rent, computer and other technology costs, and employee benefit costs to personnel costs in each expense category based on worldwide headcount in that category.
The amortization of developed product technologies can vary significantly each period based on the size and timing of our acquisitions. We expect our cost of revenue to increase in absolute dollars and to fluctuate as a percentage of revenue as we acquire additional companies or technologies and as we increase our headcount to support new customers and product offerings.
Operating Expenses
We classify our operating expenses into three categories: sales and marketing; research and development; and general and administrative. Our operating expenses primarily consist of personnel costs, contract research and development costs, marketing program costs and legal, accounting, consulting and other professional service fees. Personnel costs for each category of operating expenses primarily include employee compensation costs and facility overhead costs. We include restructuring charges related to severance and relocation in the employee's respective department.
Our operating expenses increased in absolute dollars and decreased as a percentage of revenue in the first half of 2013 compared to the first half of 2012, as we have continued to build infrastructure and add employees through acquisitions and organic growth across all departments in order to accelerate and support our growth. The number of full-time employees as of June 30, 2013, was 1,142, as compared to 739, as of June 30, 2012. We added 188 full-time employees with the N-able acquisition in May 2013 and expect to incur approximately $16.0 to $17.0 million of incremental expenses for the remainder of the year as a result of this acquisition.
We expect our operating expenses to continue to increase in absolute dollars as we make long-term investments in our business both domestically and internationally. As we acquire additional companies or technologies and integrate the businesses, our operating expenses in future periods may increase in absolute dollars and fluctuate as a percentage of revenue as a result of such acquisitions. In addition, we intend to continue to grant equity awards to our current executives and employees and those who join us in the future through acquisitions or otherwise, which will result in additional stock-based compensation expense.
Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives, commissions earned by our sales personnel, the cost of marketing programs such as paid search, search engine optimization and management, website maintenance and design and the cost of business development programs. We will continue to hire sales personnel in the United States and in our international sales offices to drive new license sales growth. We also expect to continue to invest in our websites, online user community site, brand awareness initiatives and marketing programs to drive customer downloads and support our new product launches.
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
General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel and amortization of acquired intangible assets. Legal, accounting and other professional service fees, lease abandonments charges related to the closing of certain offices along with general corporate expenses are also recorded in general and administrative expenses. We expect to incur higher administrative costs in future periods as our business continues to grow both organically and through acquisitions.
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

Income Tax Expense
Income tax expense primarily consists of corporate income taxes related to profits resulting from the sale of our software offerings by our only three entities that sell our software, one in the United States, one in Canada and one in Ireland. The rate of taxation on income earned by our U.S. entity is higher than the rate of taxation on income earned by our Canadian and Irish entities. If our international income, as a percentage of total income, increases as we expect, then our effective income tax rate should correspondingly decline. However, our effective tax rate may be affected by many other factors, such as changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, the impact of accounting for uncertain tax positions, changes in our international structure, shifts in the amount of taxable income earned in the United States, as compared with other regions in the world, and changes in overall levels of income before tax.

The U.S. research and experimentation tax credit, or R&E tax credit, expired on December 31, 2011; however, the R&E tax credit was extended by the signing of the American Taxpayer Relief Act of 2012, or the Act, on January 2, 2013. The Act retroactively reinstated and extended the R&E tax credit from January 1, 2012 through December 31, 2013. Since the Act was enacted during 2013, the income tax benefit related to the 2012 R&E tax credit was reflected discretely in our results of operations for the quarter ended March 31, 2013. Additionally, the current year estimated annual effective tax rate reflects a benefit from the 2013 R&E tax credit.

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
Comparison of the Three Months Ended June 30, 2013 and 2012
The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Three months ended June 30,
	2013	% of Revenue	2012	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$31,131	40.2%	$29,454	46.0%	$1,677
Maintenance and other	45,373	58.5	34,586	54.0	10,787
Subscription	1,015	1.3	—	—	1,015
Total revenue	77,519	100.0	64,040	100.0	13,479
Cost of revenue	6,157	7.9	4,270	6.7	1,887
Gross profit	71,362	92.1	59,770	93.3	11,592
Operating expenses:
Sales and marketing	20,276	26.2	17,583	27.5	2,693
Research and development	8,218	10.6	6,929	10.8	1,289
General and administrative	11,554	14.9	8,370	13.1	3,184
Total operating expenses	40,048	51.7	32,882	51.3	7,166
Operating income	31,314	40.4	26,888	42.0	4,426
Other income (expense):
Interest income	110	0.1	107	0.2	3
Other expense, net	(340)	(0.4)	(33)	(0.1)	(307)
Total other income (expense)	(230)	(0.3)	74	0.1	(304)
Income before income taxes	31,084	40.1	26,962	42.1	4,122
Income tax expense	8,287	10.7	7,535	11.8	752
Net income	$22,797	29.4%	$19,427	30.3%	$3,370

Revenue
Revenue increased $13.5 million, or 21.0%, in the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012. Maintenance and other revenue increased $10.8 million due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue. We have maintained high customer retention and in addition, our renewal base has continued to increase each quarter as we have begun to renew and recognize the maintenance revenue associated with our acquired products. License revenue increased $1.7 million due to continued growth in new license sales of our core network management products and our flagship system management product, Solarwinds Application Monitor, offset by decreases in our other system management products such as Storage Manager and DameWare. Subscription revenue of $1.0 million is from the sale of products introduced as a result of our acquisition of N-able technologies.
Our core product transaction growth was 28.3% in the second quarter of 2013 compared to the second quarter of 2012 as a result of our growth in new license sales of our core systems management products, particularly Web Help Desk and Serv-U, and our network management products. As the number of core product transactions fluctuates with changes in the business or product mixes, this also affects our trailing 12-month average transaction size for new license sales. Through the second quarter of 2013, the trailing 12-month average transaction size for new license sales, excluding our high-volume and low-priced Kiwi and DameWare products, was approximately $7,700 as compared to approximately $8,800 for the trailing 12-month period through the second quarter of 2012, a decrease of 11.8%. The decrease in our trailing 12-month average transaction size was primarily due to the high volume of transactions of our Web Help Desk and Serv-U products combined with their lower average transaction size than our other core products.
New license sales in our global commercial business increased 4.1% and new license sales in our U.S. federal government business increased 34.7% for the second quarter of 2013 as compared to the second quarter of 2012. This growth in our commercial business was driven by core product transaction growth of 29.6% in the second quarter of 2013 as compared to the second quarter of 2012. The increase in our U.S. federal government new license sales was primarily driven by an increase in the size of transactions in the second quarter of 2013 compared to the second quarter of 2012. We had one U.S. federal government transaction that resulted in license revenue greater than $0.5 million in the second quarter of 2013, whereas we did not have any transactions that resulted in license revenue greater than $0.5 million for the second quarter of 2012. Our revenue from our international subsidiaries was 26.2% and 24.5% of total revenue in the second quarter of 2013 and 2012, respectively.
Cost of Revenue
Cost of revenue increased $1.9 million, or 44.2%, in the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012. Cost of license revenue increased by $1.0 million in the second quarter of 2013 compared to the second quarter of 2012, primarily due to the amortization of acquired product technologies associated with our acquisitions in the second half of 2012. Cost of maintenance revenue also increased $0.4 million primarily due to increased headcount to support new customers, additional product offerings from acquisitions and internal product development. Cost of subscription revenue consists of personnel costs and other direct costs, including royalty fees and hosting fees, related to our subscription products and services which were introduced during the second quarter of 2013.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $2.7 million, or 15.3%, in the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012. We continue to invest in the sales and marketing efforts that drive our revenue growth. In addition, we have increased employee headcount in our sales, marketing and maintenance renewal teams. As a result of these expansion efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased $2.0 million and marketing program costs increased $0.6 million. Our sales expense as a percentage of revenue remained consistent in the second quarter of 2013 as compared to the same period in 2012.
Research and Development. Research and development expenses increased $1.3 million, or 18.6%, in the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012. In order to support the ongoing development of acquired and new products, we continued to increase the size of our Czech Republic and India research and development centers during 2012 and the the first half of 2013. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $1.1 million and contract services increased $0.2 million in the second quarter of 2013 as compared to the second quarter of 2012.
General and Administrative. General and administrative expenses increased $3.2 million, or 38.0%, in the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012. This increase was primarily due to a $1.3 million increase in personnel costs, which include stock-based compensation expense, a $0.6 million increase in acquisition costs, and a $0.5 million increase in professional fees. In addition, other miscellaneous costs including amortization of acquired intangibles increased $0.5 million and restructuring charges, which primarily consist of lease abandonment charges related to the closing of certain offices, increased $0.3 million.

Other Income (Expense)
Other income (expense) decreased by $0.3 million primarily due to increases in net losses on foreign currency transactions for the quarter ended June 30, 2013 as compared to the same period in 2012.
Income Tax Expense
Our income tax expense increased by $0.8 million in the quarter ended June 30, 2013 as compared to the same period in 2012. This increase resulted from an increase in our income before income taxes of $4.1 million, offset by the reenacted R&E tax credit when comparing the same periods. Our results of operations for the quarter ended June 30, 2012 do not reflect an income tax benefit related to the R&E tax credits as the R&E tax credit expired on December 31, 2011.  However, the R&E tax credit was extended by the signing of the American Taxpayer Relief Act of 2012, or the Act, on January 2, 2013. The Act retroactively reinstated and extended the R&E tax credit from January 1, 2012 through December 31, 2013. Therefore, the current year estimated annual effective tax rate reflects a benefit from the 2013 R&E tax credit, which was also a benefit to our effective tax rate for the quarter.
Our effective tax rate decreased from 28.0% in the quarter ended June 30, 2012 to 26.7% in the quarter ended June 30, 2013, which was primarily attributable to the availability of the U.S. R&E tax credit, as well as an increase in international earnings, which are generally taxed at lower tax rates.
Comparison of the Six Months Ended June 30, 2013 and 2012
The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Six months ended June 30,
	2013	% of Revenue	2012	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$61,856	41.1%	$56,911	46.0%	$4,945
Maintenance and other	87,558	58.2	66,800	54.0	20,758
Subscription	1,015	0.7	—	—	1,015
Total revenue	150,429	100.0	123,711	100.0	26,718
Cost of revenue	11,788	7.8	8,543	6.9	3,245
Gross profit	138,641	92.2	115,168	93.1	23,473
Operating expenses:
Sales and marketing	40,576	27.0	34,143	27.6	6,433
Research and development	16,064	10.7	13,600	11.0	2,464
General and administrative	21,375	14.2	16,819	13.6	4,556
Total operating expenses	78,015	51.9	64,562	52.2	13,453
Operating income	60,626	40.3	50,606	40.9	10,020
Other income (expense):
Interest income	233	0.2	195	0.2	38
Other expense, net	(491)	(0.3)	(49)	—	(442)
Total other income (expense)	(258)	(0.2)	146	0.1	(404)
Income before income taxes	60,368	40.1	50,752	41.0	9,616
Income tax expense	14,572	9.7	14,194	11.5	378
Net income	$45,796	30.4%	$36,558	29.6%	$9,238

Revenue
Revenue increased $26.7 million, or 21.6%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Maintenance and other revenue increased $20.8 million due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue. We have maintained high customer retention and in addition, our renewal base has continued to increase each quarter as we have begun to renew and recognize the maintenance revenue associated with our acquired products. License revenue increased $4.9 million due to continued growth in new license sales of our core network management products and our flagship system management product, Solarwinds Application Monitor, offset by decreases in our other system management products such as Storage Manager and DameWare. Subscription revenue of $1.0 million is from the sale of products introduced as a result of our acquisition of N-able technologies.
Our core product transaction growth was 40.4% in the first half of 2013 compared to the first half of 2012 as a result of our growth in new license sales of our core systems management products, particularly Web Help Desk and Serv-U, and our network management products. As the number of core product transactions fluctuates with changes in the business or product mixes, this also affects our trailing 12-month average transaction size for new license sales. Through the second quarter of 2013, the trailing 12-month average transaction size for new license sales, excluding our high-volume and low-priced Kiwi and DameWare products, was approximately $7,700 as compared to approximately $8,800 for the trailing 12-month period through the second quarter of 2012, a decrease of 11.8%. The decrease in our trailing 12-month average transaction size was primarily due to the high volume of transactions of our Web Help Desk and Serv-U products combined with their lower average transaction size than our other core products.
New license sales in our global commercial business increased 8.4% and new license sales in our U.S. federal government business increased 22.5% for the first half of 2013 as compared to the first half of 2012. This growth in our commercial business was driven by core product transaction growth of 42.2% in the first half of 2013 as compared to the first half of 2012. The increase in our U.S. federal government new license sales was primarily driven by an increase in the size of transactions in the first half of 2013 compared to the first half of 2012. We had one U.S. federal government transaction that resulted in license revenue greater than $0.5 million in the first half of 2013, whereas we did not have any transactions that resulted in license revenue greater than $0.5 million for the first half of 2012. Our revenue from our international subsidiaries was 26.7% and 24.6% of total revenue in the first half of 2013 and 2012, respectively.
Cost of Revenue
Cost of revenue increased $3.2 million, or 38.0%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Cost of license revenue increased by $1.9 million in the first half of 2013 compared to the first half of 2012, primarily due to the amortization of acquired product technologies associated with our acquisitions in the second half of 2012. Cost of maintenance revenue also increased $0.8 million primarily due to increased headcount to support new customers, additional product offerings from acquisitions and internal product development. Cost of subscription revenue consists of personnel costs and other direct costs, including royalty fees and hosting fees, related to our subscription products and services which were introduced during the second quarter of 2013.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $6.4 million, or 18.8%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. We continue to invest in the sales and marketing efforts that drive our revenue growth. In addition, we have increased employee headcount in our sales, marketing and maintenance renewal teams. As a result of these expansion efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased $4.7 million and marketing program costs increased $1.5 million. Our sales expense as a percentage of revenue remained consistent in the first half of 2013 as compared to the same period in 2012.
Research and Development. Research and development expenses increased $2.5 million, or 18.1%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. In order to support the ongoing development of acquired and new products, we continued to increase the size of our Czech Republic and India research and development centers during 2012 and the first half of 2013. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $2.0 million and contract services increased $0.5 million in the first half of 2013 as compared to the first half of 2012.
General and Administrative. General and administrative expenses increased $4.6 million, or 27.1%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This increase was primarily due to a $2.2 million increase in personnel costs, which include stock-based compensation expense, a $0.9 million increase in professional fees and a $0.3 million increase in acquisition related costs. In addition, other miscellaneous costs including amortization of acquired intangibles increased $0.9 million and restructuring charges, which primarily consist of lease abandonment charges related to the closing of certain offices, increased $0.3 million.

Other Income (Expense)
Other income (expense) decreased by $0.4 million primarily due to increases in net losses on foreign currency transactions for the six months ended June 30, 2013 as compared to the same period in 2012.
Income Tax Expense
Our income tax expense increased by $0.4 million in the six months ended June 30, 2013 as compared to the same period in 2012. This increase resulted from an increase in our income before income taxes of $9.6 million, offset by the reenacted R&E tax credit when comparing the same periods. Our results of operations for the six months ended June 30, 2012 do not reflect an income tax benefit related to the R&E tax credits as the R&E tax credit expired on December 31, 2011.  However, the R&E tax credit was extended by the signing of the American Taxpayer Relief Act of 2012, or the Act, on January 2, 2013. The Act retroactively reinstated and extended the R&E tax credit from January 1, 2012 through December 31, 2013. Since the Act was enacted during 2013, the income tax benefit related to the 2012 R&E tax credit was reflected discretely in our results of operations for the quarter ended March 31, 2013. Additionally, the current year estimated annual effective tax rate reflects a benefit from the 2013 R&E tax credit, which was also a benefit to our effective tax rate for the quarter.
Our effective tax rate decreased from 28.0% in the six months ended June 30, 2012 to 24.1% in the six months ended June 30, 2013, which was primarily attributable to the availability of the U.S. R&E tax credit which resulted in the entire 2012 R&E tax credit being recognized discretely this period, as well as an increase in international earnings, which are generally taxed at lower tax rates.

Non-GAAP Financial Measures
In addition to disclosing financial measures prepared in accordance with GAAP, this Form 10-Q includes the following financial measures which are non-GAAP financial measures under SEC rules: (i) non-GAAP operating income; (ii) non-GAAP net income; (iii) non-GAAP diluted earnings per share; and (iv) free cash flow. Each of these financial measures excludes the impact of certain items and therefore has not been calculated in accordance with GAAP. In this report, these non-GAAP financial measures typically exclude stock-based compensation expense and related employer-paid payroll taxes; amortization of intangible assets; acquisition related adjustments, including contingent consideration fair value adjustments due to the changes in probability assumptions of achieving the earnout criteria and due to the passage of time; and restructuring charges. Each of these non-GAAP adjustments is described in more detail below. In addition to these adjustments, management may include or exclude additional items from these or similar non-GAAP financial measures in future periods to the extent that management believes such items may not be indicative of our core business. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is also included below.
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
While we believe that these non-GAAP financial measures provide useful supplemental information, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition related adjustments and restructuring charges, as well as the related tax impacts of these items can have a material impact on operating and net income. In addition, free cash flow does not represent the total increase or decrease in the cash balances for the period. As a result, these non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reconciling the non-GAAP financial measures to their most comparable GAAP financial measure. Investors are encouraged to review the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures below.
For a detailed explanation of the adjustments made to comparable GAAP financial measures, the reasons why management uses these measures and the usefulness of these measures, see footnotes (1)—(7) below.

Non-GAAP Operating Income and Non-GAAP Operating Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
GAAP operating income	$31,314	$26,888	$60,626	$50,606
Amortization of intangible assets (1)	4,535	3,536	8,973	7,043
Stock-based compensation expense and related employer-paid payroll taxes (2)	5,257	3,718	12,203	7,852
Acquisition related adjustments (3)	554	111	604	333
Restructuring charges (4)	483	—	483	—
Non-GAAP operating income	$42,143	$34,253	$82,889	$65,834
Non-GAAP operating margin	54.4%	53.5%	55.1%	53.2%
The increases in non-GAAP operating income for the three and six month periods ended June 30, 2013 as compared to the same periods in 2012 were primarily due to increases in the corresponding GAAP operating income, which were driven by higher operating margins and revenue volumes in the corresponding periods. Amortization of intangible assets, which is excluded from our non-GAAP operating income, also increased in the second quarter and the first half of 2013 as compared to the same periods in 2012 primarily due to increases in intangible assets resulting from the various acquisitions that were completed during the second half of 2012 and 2013. Stock-based compensation expense and related employer-paid payroll taxes increased primarily due to share-based incentive awards issued to employees for retention and, to a lesser extent, the addition of employees through acquisitions and organic growth. Our acquisition related adjustments fluctuate due to variations in the legal and accounting fees and restructuring costs associated with each of our acquisitions. Our restructuring charges primarily consist of lease abandonment charges related to the closing of certain offices.
Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
GAAP net income	$22,797	$19,427	$45,796	$36,558
Amortization of intangible assets (1)	4,535	3,536	8,973	7,043
Stock-based compensation expense and related employer-paid payroll taxes (2)	5,257	3,718	12,203	7,852
Acquisition related adjustments (3)	556	124	608	355
Restructuring charges (4)	483	—	483	—
Tax benefits associated with above adjustments (5)	(2,897)	(2,025)	(6,125)	(4,216)
Non-GAAP net income	$30,731	$24,780	$61,938	$47,592
Weighted-average number of shares used in computing diluted earnings per share	76,592	75,848	76,625	75,642
Non-GAAP diluted earnings per share (6)	$0.40	$0.33	$0.81	$0.63
The increases in non-GAAP net income for the three and six month periods ended June 30, 2013 as compared to the same periods in 2012 were primarily due to increases in the corresponding GAAP net income and the adjustments discussed above in the calculation of non-GAAP operating income. Other adjustments to non-GAAP net income include fair value adjustments due to the passage of time related to contingent consideration included in acquisition related costs and the tax benefits associated with the excluded items. Non-GAAP diluted earnings per share increased for the second quarter and the first half of 2013 as compared to the same periods in 2012 primarily due to increases in non-GAAP net income as discussed above as the number of shares used in the computation did not change significantly.

Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
GAAP cash flows from operating activities	$40,712	$33,197	$71,599	$61,368
Excess tax benefit from stock-based compensation	1,516	1,875	6,246	5,184
Purchases of property and equipment	(964)	(789)	(1,746)	(1,560)
Free cash flow (7)	$41,264	$34,283	$76,099	$64,992
The increases in free cash flow for the three and six month periods ended June 30, 2013 as compared to the same periods in 2012 were primarily due to increases in operating income that converted to cash flow for the periods. For the six month period ended June 30, 2013, this increase was offset by higher cash payments in the first quarter of 2013 related to annual company-wide bonus payments for the 2012 fiscal year. The excess tax benefit from stock-based compensation fluctuates with the exercise of stock option awards.
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

(4)
Restructuring Charges. We provide non-GAAP information that excludes restructuring charges such as severance, relocation and benefits and the estimated costs of exiting and terminating facility lease commitments, including accelerated depreciation on leasehold improvements and fixed assets, as they relate to our corporate restructuring and exit activities. These restructuring charges are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

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

Liquidity and Capital Resources
Cash and cash equivalents and short-term and long-term investments were $196.3 million as of June 30, 2013. Our international subsidiaries held approximately $78.8 million of cash and cash equivalents of which 88.8% was held in Euros as of June 30, 2013. We expect our international cash and cash equivalents to continue to increase as a percentage of our consolidated cash and cash equivalents. We currently intend that the earnings generated by our international operations will be invested indefinitely in those operations and we do not expect to repatriate those earnings to our domestic operations. If we were to try and repatriate these earnings, we would incur a U.S. federal income tax liability that is not currently accrued in our consolidated financial statements.
Our available cash and cash equivalents are primarily held in bank deposits and money market funds at June 30, 2013. Our short-term and long-term investments, classified as available-for-sale securities, consist of corporate bonds, municipal bonds and commercial paper held in investment accounts in the United States.
Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances held in our demand deposit accounts in the United States may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor the balances in our accounts and adjust the balances as appropriate, these balances could be impacted by adverse conditions in the financial markets or by failure of the underlying depository institutions or guarantors. We strive to maintain our cash deposits, money market funds and investments with multiple financial institutions of reputable credit quality and therefore, bear minimal credit risk. We actively monitor the third party depository institutions that hold our cash, cash equivalents and investments. To date, we have experienced no loss or lack of access to our invested cash, cash equivalents, and investments; however, we can provide no assurances that access to our funds will not be impacted by future adverse conditions.
Summarized cash flow information is as follows (in thousands):

	Six Months Ended June 30,
(in thousands)	2013	2012
Net cash provided by operating activities	$71,599	$61,368
Net cash used in investing activities	(108,578)	(45,363)
Net cash provided by financing activities	7,137	6,330
Effect of exchange rate changes	(966)	(1,034)
Net increase (decrease) in cash and cash equivalents	(30,808)	21,301
Operating Activities
Cash provided by operating activities is comprised of net income, adjustments for non-cash operating activities and changes in operating assets and liabilities. Adjustments for non-cash expenses were $14.2 million and $10.0 million for the six months ended June 30, 2013 and 2012, respectively. These adjustments primarily consist of stock-based compensation expense, depreciation and amortization and excess tax benefits related to employee stock-based awards. Stock-based compensation expense reduced income before income taxes by $11.5 million and $7.5 million in the six months ended June 30, 2013 and 2012, respectively.
The change in cash flows relating to operating activities resulted from changes in operating assets and liabilities and is primarily driven by the sales of our software and maintenance renewals. The significant changes in operating assets and liabilities include the following:

•
Deferred revenue increased to $114.5 million at June 30, 2013 as compared to $102.8 million at December 31, 2012, resulting in an increase in operating liabilities and reflecting a cash inflow of $10.6 million for the six months ended June 30, 2013. For the six months ended June 30, 2012, net cash provided by operating activities increased $9.5 million due to an increase in deferred revenue during the period. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from maintenance fees.

•
Accrued liabilities decreased to $11.5 million at June 30, 2013 as compared to $14.2 million at December 31, 2012, resulting in a decrease in operating liabilities and reflecting a cash outflow of $5.0 million for the six months ended June 30, 2013. This cash outflow was primarily a result of annual company-wide bonus payments for the 2012 fiscal year accrued at December 31, 2012 and paid during the first quarter of 2013.

•
Changes in our income tax receivable and payable balances are also significant components of our cash flows from operating activities. The decrease in our income tax payable was primarily due to tax payments made during the first half of 2013. Net cash provided by operating activities was reduced by income tax payments of $10.2 million in the first half of 2013.

•
Accounts receivable increased to $35.8 million at June 30, 2013 as compared to $32.5 million at December 31, 2012 resulting in an increase in operating assets and reflecting a cash outflow of $0.1 million for the six months ended June 30, 2013. The increase in accounts receivable for the six months ended June 30, 2012 as compared to December 31, 2011 resulted in cash outflows of $2.1 million for the six months ended June 30, 2012. Our accounts receivable balance fluctuates from period to period depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts, which affects our cash flow from operating activities. Our accounts receivable balance represents trade receivables from customers, including resellers and distributors, when we have provided software licenses and/or software maintenance agreements and we have not yet received payment. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.3 million and $0.2 million at June 30, 2013 and 2012, respectively. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 42.0 days and 40.9 days at June 30, 2013 and 2012, respectively.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2013 was primarily related to $120.9 million of cash used for the N-able acquisition, $17.3 million of cash used to purchase available-for-sale securities classified as short-term and long-term investments, and $31.5 million of proceeds from maturities of investments. For the six months ended June 30, 2012, net cash used in investing activities was primarily related to $41.0 million of cash used to purchase available-for-sale securities classified as short-term and long-term investments, $20.9 million of cash used for acquisitions, and $19.0 million of proceeds from maturities of investments.
We estimate our capital expenditures for the remaining six months of 2013 to be approximately $3.0 million, primarily related to purchases of equipment and software in our Austin and Czech Republic locations to support their continued growth.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2013 was primarily due to the excess tax benefit related to stock-based awards of $6.2 million, which is a reduction in cash payments related to income taxes and $5.4 million of proceeds from the exercise of employee stock options. In addition, for the six months ended June 30, 2013, we withheld and retired shares of common stock to satisfy $4.5 million of minimum statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements as of June 30, 2013. Net cash provided by financing activities for the six months ended June 30, 2012 was due to $5.7 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock option exercises of $5.2 million, which is a reduction in cash payments related to income taxes. Also during the six months ended June 30, 2012, we paid approximately $3.5 million of cash upon the achievement of certain sales milestones related to the acquisition of Hyper9, of which $3.2 million is reflected as cash flows from financing activities.

On July 29, 2013, we announced that our Board of Directors had approved a share repurchase program, authorizing us to purchase up to $50.0 million of our outstanding common stock. We expect the repurchases will occur over the next 12 months although the exact timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. We expect to fund the program using our cash on hand and cash generated from operations. The program may be extended, suspended or discontinued at any time without prior notice.
Anticipated Cash Flows
We believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations and our commitments for capital expenditures for at least the next 12 months. Although we are not currently a party to any material definitive agreement regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements, which could reduce our cash and cash equivalents, require us to seek additional equity or debt financing or repatriate cash generated by our international operations that would cause us to incur a U.S. federal income tax liability. Additional funds from financing arrangements may not be available on terms favorable to us or at all.
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
Contractual Obligations and Commitments
As of June 30, 2013, with the exception of our operating leases, there have been no material changes in our contractual obligations and commitments that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In May 2013, we entered into a new lease agreement for our future corporate headquarters in Austin, Texas expected to commence in the second quarter of 2014. See Note 8, Commitment and Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion.

The following table summarizes our outstanding contractual operating lease obligations as of June 30, 2013, that require us to make future cash payments:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Operating leases (1)	$94,811	$2,701	$16,015	$14,028	$62,067

(1)
At the inception of our new lease agreement in the second quarter of 2014, we plan to either terminate our existing lease through a settlement with our landlord or sublease all or part of our existing corporate headquarters to a third party for the remaining lease term through May 2016. If we are unable to terminate our lease or sublease the building, we would be required to recognize a loss for our remaining contractual obligation of $8.0 million.

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that these accounting policies generally require significant management judgment and estimates, and are critical to understanding our historical and future performance, as these policies relate to the more significant areas of our financial results. These critical accounting policies are:

•	Valuation of goodwill, intangibles, long-lived assets and contingent consideration, including accrued earnouts;

•	Revenue recognition;

•	Stock-based compensation;

•	Income taxes; and

•	Loss contingencies.
A full description of our critical accounting policies that involve significant management judgment appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on February 19, 2013 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” There have been no material changes to our critical accounting policies and estimates since that time, with the exception of our revenue recognition policy. As a result of the acquisition of N-able during the second quarter of 2013, we now offer time-based licenses and SaaS-based hosting services and have updated our revenue recognition policy for these offerings.
Revenue Recognition

We derive substantially all of our revenue from the licensing of our software products, the sale of annual maintenance agreements for these products and our subscription products and services. In accordance with current guidance, we recognize revenue for software, maintenance and subscriptions when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Our return policy generally does not allow our customers to return software products.
We generally use a purchase order, an authorized credit card, an electronic or manually signed license agreement, or the receipt of a cash payment as evidence of an arrangement. We consider delivery to have occurred and recognize revenue when risk of loss transfers to the customer, reseller or distributor or the customer has access to their subscription which is generally upon electronic transfer of the license key or password that provides immediate availability of the product to the purchaser. We account for sales incentives to customers, resellers or distributors as a reduction of revenue at the time we recognize the revenue from the related product sale. We report revenue net of any sales tax collected.
We sell our software products through our direct sales force and through our distributors and other resellers. Our distributors and resellers do not carry inventory of our software and we generally require them to specify the end-user of the software at the time of the order. If the distributor or reseller does not provide end-user information, then we will generally not fulfill the order. Our distributors and resellers have no rights of return or exchange for software that they purchase from us and payment for these purchases is due to us without regard to whether the distributors or resellers collect payment from their customers. Sales through resellers and distributors are typically evidenced by a reseller or distributor agreement, together with purchase orders or authorized credit cards on a transaction-by-transaction basis.
License Revenue. Under software revenue recognition guidance, we use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered and vendor-specific objective evidence, or VSOE, of fair value for all undelivered elements exists. Because our software is generally sold with maintenance, we calculate the amount of revenue allocated to the software license by determining the fair value of the maintenance and subtracting it from the total invoice or contract amount. We establish VSOE of the fair value of maintenance services by the standard published list pricing for our maintenance renewals since we generally charge list prices for our maintenance renewals. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have VSOE of fair value is support, revenue for the entire arrangement is recognized ratably over the support period. If in the future we were unable to establish VSOE of fair value of the maintenance or other services we would defer all revenue over the term of the agreement and until all elements of the agreement had been delivered which could significantly impact the timing of our revenue recognition.
Maintenance and Other Revenue. We derive maintenance revenue from fees for software maintenance services. We typically include one year of maintenance as part of the initial purchase price of each perpetual software offering and then sell renewals of this maintenance agreement. We generally bill maintenance renewal agreements annually in advance for services to be performed over a 12-month period. Customers have the option to purchase maintenance renewals for periods other than 12 months. We generally recognize maintenance revenue ratably on a daily basis over the contract period. Customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements to new versions of their software products on a when-and-if-available basis. Other revenue is not currently significant nor do we expect it to be significant in future periods.
Subscription Revenue. We primarily derive subscription revenue from fees received from customers for time-based license arrangements and software-as-a-service, or SaaS offerings. We generally invoice subscription agreements monthly in advance over the subscription period. Subscription revenue is recognized ratably over the contractual subscription term when all revenue recognition criteria have been met. We introduced these offerings in the second quarter of 2013 as a result of the acquisition of N-able Technologies.
Recent Accounting Pronouncements
See Note 1—Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
During the first half of 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain financial market risks, including the following:
Interest Rate Risk
We had cash and cash equivalents of $148.9 million and $179.7 million at June 30, 2013 and December 31, 2012, respectively. We also had total short-term and long-term investments classified as available-for-sale securities of $47.4 million and $62.1 million at June 30, 2013 and December 31, 2012, respectively. Our cash and cash equivalents consist primarily of bank deposits and money market funds, and our available-for-sale securities consist primarily of corporate bonds, municipal bonds and commercial paper held in investment accounts in the United States. We hold cash, cash equivalents and available-for-sale securities for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at June 30, 2013. Our portfolio of available-for-sale securities classified as investments is subject to market risk due to changes in interest rates. Changes in interest rates could impact our future investment income, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investment securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Foreign Currency Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our foreign subsidiaries was approximately 26.7% of our total revenue for the six months ended June 30, 2013. The foreign currencies that we invoice and on which we collect are primarily the Euro, British Pound Sterling, Australian Dollar and Japanese Yen. Expenses incurred by our international subsidiaries are, generally, denominated in the local currency of the subsidiary. Our condensed consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies.
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operational and functional positions. As of June 30, 2013, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. See Note 5—Derivative Instruments, in the Notes to Condensed Consolidated Financial Statements for a summary of the effect of derivative instruments on our condensed consolidated statements of income.
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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
April 1-30, 2013	2,181	$56.16	—	$—
May 1-31, 2013	81	42.01	—	—
June 1-30, 2013	153	42.15	—	—

(1)	Represents shares of our common stock withheld by us to satisfy employee withholding obligations due from equity awards issued pursuant to our 2008 Equity Incentive Plan.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Douglas G. Hibberd, Executive Vice President, Strategic Operations, will be taking an unpaid leave of absence for a period of one year beginning July 31, 2013 to pursue a longtime personal goal.  Mr. Hibberd is a “named executive officer” for whom disclosure was required to be made by the Company in its most recent proxy statement pursuant to Item 402(c) of Regulation S-K. Effective July 31, 2013, Mr. Hibberd will no longer be deemed an executive officer or officer of the Company.

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

SOLARWINDS, INC.

Dated:	August 2, 2013	By:	/s/ MICHAEL J. BERRY

Michael J. Berry
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit Number

2.1(1)
Agreement and Plan of Merger and Reorganization dated as of May 17, 2013 by and among SolarWinds Worldwide, LLC, North Acquisition Corp., N-able Technologies International, Inc., the Equity Holder Representatives and U.S. Bank, N.A.

3.1(2)	Amended and Restated Certificate of Incorporation, as currently in effect

3.2(3)	Amended and Restated Bylaws, as currently in effect

4.1(4)	Specimen certificate for shares of common stock

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-34358) filed on May 28, 2013.

(2)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162661) filed on November 5, 2009.

(3)	Incorporated by reference to exhibit number 3.4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-149851) filed on June 10, 2008.

(4)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-149851) filed on July 18, 2008.

*	Filed herewith.
**	Furnished herewith.