Form 10-Q
period 2013-09-30
SolarWinds, Inc.
filed 2013-10-30
CIK 1428669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On October 28, 2013, 75,151,734 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS, INC.

Safe Harbor Cautionary Statement
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “intends,” “targets,” “may,” “could,” “should,” “will,” “would” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations including, without limitation, the following:

•
Our expectation to grow our business by focusing on initiatives such as (i) expanding our web presence, brand awareness and improving our communication with prospects and our current customer base both domestically and internationally, (ii) accelerating the rate at which we are selling additional products into our install base, (iii) improving the competitive positioning of our products by investing in new product features and infrastructure, (iv) increasing our presence in several key geographic markets including Asia-Pacific, Latin America, Europe, Middle East and Africa by expanding our product portfolio, localizing marketing material, and establishing new relationships with distributors and resellers, (v) acquisitions and internal development of products that will expand our presence in current markets or new markets and (vi) international expansion company-wide at lower cost locations to drive our competitive advantage;

•
Our expectation to continue to pursue acquisitions that will enable us to enter new markets, or new segments of our existing markets, by bringing new product offerings to market more quickly than we can develop them;

•
Our belief that the acquisition of N-able will allow us to leverage the opportunity associated with rapidly growing adoption of the cloud and SaaS-based services among small and medium-sized businesses, or SMBs, by enhancing our remote monitoring and management offerings and adding managed service provider, or MSP, service automation to the broad range of management challenges that we address for the IT industry;

•	Our belief that we can bring the key features of our operating model to the N-able business and help drive revenue growth in the remote monitoring and management market;

•	Our belief that the similarities between our and Confio's respective sales and marketing models will allow us to accelerate the growth of the Confio products in the IT market;

•
Our expectation to continue to generate solid growth while delivering strong operating income and to increase our cash flows from operating activities with our disciplined approach to investing in our business combined with our large market opportunity;

•	The premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our IT management products;

•	Our expectation that our revenue growth will be approximately 22-23% for the full year of 2013;

•	Our expectation that core product transaction volume growth will be the primary driver of our new license growth;

•	Our expectation that our Non-GAAP operating margin will be approximately 50% for the full year of 2013;

•	Our belief that IT-related trends and the limitations of existing offerings present a significant market opportunity for our products;

•	Our expectation that our revenue will continue to grow as we capitalize on IT-related trends and other market opportunities through acquisitions and development;

•	Our objective of targeting total new sales growth of 20% for our existing license and subscription products and new product offerings over the next three to five years;

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

•
Our belief that many of our larger transactions with the U.S. federal government, both new licenses and maintenance renewals, are dependent on specific projects that may not be continued at the same scale in the future due to budgetary cuts or other reasons, and the reduction or cancellation of specific projects such as these could result in our sales to the U.S. federal government growing less rapidly than expected or even decreasing;

•	Our expectation that maintenance revenue will continue to increase in absolute dollars in future periods;

•
Our expectation that our cost of revenue will increase in absolute dollars and fluctuate as a percentage of revenue as we acquire additional companies or technologies and as we increase our headcount to support new customers and product offerings;

•	Our expectation that the N-able acquisition will increase our operating expenses in future periods;

•	Our expectation that our operating expenses will continue to increase in absolute dollars as we make long-term investments in our business both domestically and internationally;

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

•
Our estimation that our capital expenditures for the remaining three months of 2013 will be approximately $3.0 million, primarily related to purchases of equipment and software in our Austin, Czech Republic and Ireland locations to support their continued growth;

•
Our expectation that our capital expenditures in the fiscal year 2014 will be approximately $10 to $15 million, primarily related to our expected growth and expansions of our corporate headquarters in Austin, Texas and our international locations;

•
Our expectation that repurchases of our common stock under our share repurchase program will occur over the next nine months although the exact timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors;

•	Our expectation that our share repurchase program will be funded using our cash on hand, cash generated from operations or borrowings under our Credit Agreement;

•
Our belief that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our Credit Agreement will be sufficient to fund our operations and our commitments for capital expenditures for at least the next 12 months; and

•
Our expectation that the lease for our future corporate headquarters in Austin, Texas will commence in the second quarter of 2014 and our plans with respect to either terminating our existing lease through a settlement with our landlord or subleasing all or part of our existing corporate headquarters to a third party for the remaining lease term through May 2016.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those summarized under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly reports on Form 10-Q and other documents we file with the Securities and Exchange Commission ("SEC"). Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially and adversely from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$182,831	$179,702
Short-term investments	23,276	49,276
Accounts receivable, net of allowances of $345 and $271 as of September 30, 2013 and December 31, 2012, respectively	45,544	32,506
Income tax receivable	745	142
Deferred taxes	2,030	1,712
Prepaid and other current assets	4,434	3,322
Total current assets	258,860	266,660
Property and equipment, net	8,644	8,342
Long-term investments	16,819	12,823
Deferred taxes	3,031	338
Goodwill	253,605	158,601
Intangible assets and other, net	94,099	70,631
Total assets	$635,058	$517,395
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,868	$4,050
Accrued liabilities	13,337	14,226
Accrued earnout	—	121
Income taxes payable	3,334	4,037
Current portion of deferred revenue	120,637	97,672
Total current liabilities	143,176	120,106
Long-term liabilities:
Deferred revenue, net of current portion	6,685	5,084
Non-current deferred taxes	2,729	483
Other long-term liabilities	14,255	8,908
Total liabilities	166,845	134,581
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 75,244,873 and 74,633,412 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	75	75
Additional paid-in capital	243,882	229,277
Accumulated other comprehensive income (loss)	1,030	(1,145)
Accumulated earnings	223,226	154,607
Total stockholders’ equity	468,213	382,814
Total liabilities and stockholders’ equity	$635,058	$517,395
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
License	$34,358	$34,008	$96,300	$90,919
Maintenance and other	50,283	37,715	137,841	104,515
Subscription	3,222	—	4,151	—
Total revenue	87,863	71,723	238,292	195,434
Cost of license revenue	2,646	2,080	8,263	5,820
Cost of maintenance and other revenue	2,942	2,511	8,578	7,314
Cost of subscription revenue	1,511	—	2,046	—
Gross profit	80,764	67,132	219,405	182,300
Operating expenses:
Sales and marketing	25,962	19,146	66,538	53,289
Research and development	9,558	7,214	25,622	20,814
General and administrative	13,383	9,288	34,758	26,107
Total operating expenses	48,903	35,648	126,918	100,210
Operating income	31,861	31,484	92,487	82,090
Other income (expense):
Interest income	91	112	324	307
Other income (expense), net	(6)	90	(497)	41
Total other income (expense)	85	202	(173)	348
Income before income taxes	31,946	31,686	92,314	82,438
Income tax expense	9,123	9,200	23,695	23,394
Net income	$22,823	$22,486	$68,619	$59,044
Net income per share:
Basic earnings per share	$0.30	$0.30	$0.91	$0.80
Diluted earnings per share	$0.30	$0.29	$0.90	$0.78
Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share	75,371	74,344	75,202	74,038
Shares used in computation of diluted earnings per share	76,466	76,303	76,580	75,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$22,823	$22,486	$68,619	$59,044
Other comprehensive income (loss):
Foreign currency translation adjustment	3,611	1,293	2,200	(175)
Unrealized gains (losses) on investments, net of income tax expense (benefit) of $27 and $20 for the three months ended September 30, 2013 and 2012, respectively and $(14) and $19 for the nine months ended September 30, 2013 and 2012, respectively	51	38	(25)	36
Other comprehensive income (loss)	3,662	1,331	2,175	(139)
Comprehensive income	$26,485	$23,817	$70,794	$58,905
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$68,619	$59,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,727	13,166
Provision for doubtful accounts	261	138
Stock-based compensation expense	17,143	11,368
Deferred taxes	(4,393)	(1,085)
Excess tax benefit from stock-based compensation	(7,746)	(8,921)
Premium on investments	(607)	(1,178)
Other non-cash expenses	822	908
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(9,706)	(12,344)
Income taxes receivable	133	22
Prepaid and other assets	(236)	(1,201)
Accounts payable	968	1,616
Accrued liabilities	(3,596)	2,389
Income taxes payable	11,989	13,102
Deferred revenue and other liabilities	22,225	19,225
Net cash provided by operating activities	113,603	96,249
Cash flows from investing activities
Purchases of investments	(17,288)	(48,067)
Maturities of investments	38,674	26,750
Purchases of property and equipment	(2,963)	(3,081)
Purchases of intangible assets and other long-term investments	(8,249)	(1,068)
Acquisition of businesses, net of cash acquired	(120,868)	(48,323)
Other investing activities	579	—
Net cash used in investing activities	(110,115)	(73,789)
Cash flows from financing activities
Repurchase of common stock	(18,351)	(1,472)
Exercise of stock options	8,124	8,662
Excess tax benefit from stock-based compensation	7,746	8,921
Earnout payments for acquisitions	—	(4,154)
Net cash provided by (used in) financing activities	(2,481)	11,957
Effect of exchange rate changes on cash and cash equivalents	2,122	(64)
Net increase in cash and cash equivalents	3,129	34,353
Cash and cash equivalents
Beginning of period	179,702	122,707
End of period	$182,831	$157,060
Supplemental disclosure of cash flow information
Cash paid for income taxes	$15,737	$11,122
Non-cash financing transactions
Accrued earnout (Note 4)	$—	$1,547
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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2013 are summarized below:

(in thousands)	Unrealized Gain (Loss) on Available-for-Sale Investments, net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$16	$(1,161)	$(1,145)
Other comprehensive gain (loss) before reclassification	(25)	2,200	2,175
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(25)	2,200	2,175
Balance at September 30, 2013	$(9)	$1,039	$1,030
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
Subscription Revenue. We primarily derive subscription revenue from fees received from customers for time-based license arrangements and software-as-a-service, or SaaS offerings. We generally invoice subscription agreements monthly in advance over the subscription period. Subscription revenue is recognized ratably over the subscription term when all revenue recognition criteria have been met. We introduced these offerings in the second quarter of 2013 as a result of the acquisition of N-able Technologies.
2. Acquisitions
N-able Acquisition
In May 2013, we acquired N-able Technologies International, Inc., or N-able, a provider of cloud-based remote monitoring and management and service automation software serving small and medium-sized businesses, or SMBs, through the MSP channel for approximately $127.7 million in cash, including cash acquired. The acquisition increased our product offerings and we believe will allow us to leverage the opportunity associated with rapidly growing adoption of the cloud and SaaS-based services among SMBs by enhancing our remote monitoring and management offerings and adding MSP service automation to the broad range of management challenges that we address for the IT industry. The acquisition was financed with available cash and we incurred $1.0 million in acquisition related costs, which are included in general and administrative expense for the nine months ended September 30, 2013. The weighted average amortization period for the intangible assets was 6.0 years. Goodwill is not deductible for tax purposes.
The initial determination of the fair value of the assets acquired and liabilities assumed is based on a preliminary valuation and the estimates and assumptions for these items are subject to change as we obtain additional information during the measurement period. Subsequent changes to the purchase price or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill. Measurement period adjustments for the three months ended September 30, 2013 resulted in an increase in goodwill of $0.3 million. The measurement period adjustments during the period were based on information obtained subsequent to the acquisition related to certain conditions that existed as of the acquisition date. We may have additional measurement period adjustments as we finalize the fair value of certain assets acquired and liabilities assumed.
The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed, including measurement period adjustments:

Fair Value
(in thousands)
Current assets, including cash of $6,845	$11,577
Property and equipment	693
Deferred tax assets	125
Identifiable intangible assets	30,080
Goodwill	94,384
Current liabilities	(3,486)
Deferred tax liabilities	(3,846)
Deferred revenue	(1,796)
Total consideration	$127,731

The following table summarizes the fair value of the acquired identifiable intangible assets and estimated useful lives:

	Fair Value	Useful Life
	(in thousands)	(in years)
Developed product technologies	$17,170	5
Customer relationships	9,330	8
Customer backlog	2,170	4
Tradenames	970	8
Non-competition covenant	440	6
Total identifiable intangible assets	$30,080

The amounts of revenue and net loss related to the N-able acquisition included in our condensed consolidated financial statements from the effective date of the acquisition for the nine months ended September 30, 2013 are $8.0 million and $3.1 million, respectively. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described above in Note 1.
The following table presents our unaudited pro forma results of operations for the three month period ended September 30, 2012 and nine month periods ended September 30, 2013 and 2012 as if the N-able acquisition had occurred at the beginning of the earliest period presented, or January 1, 2012. The pro forma financial information illustrates the measurable effects of a particular transaction, while excluding effects that rely on highly judgmental estimates of how operating decisions may or may not have changed as a result of that transaction. Accordingly, we adjusted the pro forma results for quantifiable items such as the amortization of acquired intangible assets and the estimated income tax provision of the pro forma combined results. The N-able pro forma results were not adjusted for post-acquisition operational decisions made by management such as changes in the product offerings, pricing and packaging of the products. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisition had taken place on January 1, 2012, or of any future results.

	Three months ended September 30,	Nine months ended September 30,
	2012	2013	2012
(in thousands, except per share data)	Pro Forma	Pro Forma
Revenue	$77,846	$250,971	$212,055
Net Income	21,532	64,829	55,939
The following table reflects the changes in goodwill for the nine months ended September 30, 2013:

(in thousands)
Balance at December 31, 2012	$158,601
Acquisitions	94,384
Foreign currency translation and other adjustments	620
Balance at September 30, 2013	$253,605
Goodwill and indefinite-lived intangibles are assessed at the consolidated level for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that impairment may exist. We evaluate long-lived assets, including identifiable definite-lived intangibles and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of September 30, 2013, there were no indicators of impairment identified as a result of our review of events and circumstances related to our goodwill, indefinite-lived intangible assets or long-lived assets.

3. Investments
Our cash and cash equivalents as of September 30, 2013 and December 31, 2012 consisted of demand deposit accounts and money market funds. The following table summarizes our cash and cash equivalents:

	September 30,	December 31,
(in thousands)	2013	2012
Demand deposit accounts	$124,420	$82,195
Money market funds	58,411	97,507
Total cash and cash equivalents	$182,831	$179,702
Our short-term and long-term investments as of September 30, 2013 and December 31, 2012 consisted primarily of available-for-sale securities, such as corporate bonds, municipal bonds and commercial paper. The following table summarizes our short-term and long-term available-for-sale securities as of September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate bonds	$20,216	$16	$(3)	$20,229	$22,206	$16	$(14)	$22,208
Municipal bonds	1,047	1	—	1,048	11,604	—	(3)	11,601
Commercial paper	1,999	—	—	1,999	15,465	2	—	15,467
Total short-term investments	$23,262	$17	$(3)	$23,276	$49,275	$18	$(17)	$49,276
Long-term investments:
Available-for-sale securities:
Corporate bonds	$16,846	$2	$(29)	$16,819	$11,704	$35	$(10)	$11,729
Municipal bonds	—	—	—	—	1,095	—	(1)	1,094
Total long-term investments	$16,846	$2	$(29)	$16,819	$12,799	$35	$(11)	$12,823

The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2013
Corporate bonds	$23,258	$(32)	$—	$—	$23,258	$(32)
	$23,258	$(32)	$—	$—	$23,258	$(32)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2012
Corporate bonds	$20,167	$(24)	$—	$—	$20,167	$(24)
Municipal bonds	12,695	(4)	—	—	12,695	(4)
	$32,862	$(28)	$—	$—	$32,862	$(28)
The following table summarizes the contractual underlying maturities of our available-for-sale securities as of September 30, 2013:

(in thousands)	Cost	Fair Value
Due in one year or less	$23,262	$23,276
Due after one year through five years	16,846	16,819
	$40,108	$40,095

4. Fair Value Measurements
The following table summarizes the fair value of our financial assets and liabilities that were measured on a recurring basis as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements at September 30, 2013 Using				Fair Value Measurements at December 31, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$58,411	$—	$—	$58,411	$97,507	$—	$—	$97,507
Total cash equivalents	58,411	—	—	58,411	97,507	—	—	97,507
Short-term investments:
Corporate bonds	—	20,229	—	20,229	—	22,208	—	22,208
Municipal bonds	—	1,048	—	1,048	—	11,601	—	11,601
Commercial paper	—	1,999	—	1,999	—	15,467	—	15,467
Total short-term investments	—	23,276	—	23,276	—	49,276	—	49,276
Long-term investments:
Corporate bonds	—	16,819	—	16,819	—	11,729	—	11,729
Municipal bonds	—	—	—	—	—	1,094	—	1,094
Total long-term investments	—	16,819	—	16,819	—	12,823	—	12,823
Total assets	$58,411	$40,095	$—	$98,506	$97,507	$62,099	$—	$159,606
Liabilities:
Accrued earnout	$—	$—	$—	$—	$—	$—	$121	$121
Total liabilities	$—	$—	$—	$—	$—	$—	$121	$121
Contingent Consideration
A reconciliation of the beginning and ending balances of acquisition related accrued earnouts using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 follows:

(in thousands)
Accrued earnout liability as of December 31, 2012	$121
Acquisition date fair value of contingent consideration	—
Change in fair value of contingent consideration	(121)
Payment of contingent consideration	—
Accrued earnout liability as of September 30, 2013	$—

The accrued earnout liability related to an acquisition related contingent consideration of $2.5 million that would have been paid if new license sales during the one-year earnout measurement period equaled or exceeded the milestone specified in the purchase agreement. This earnout measurement period expired in August 2013 and the achievement of this milestone was not attained. The change in the fair value of the contingent consideration due to the change in probability of achieving the earnout criteria resulted in a $0.1 million accrued earnout gain being recognized in general and administrative expense in our condensed consolidated statements of income for the nine months ended September 30, 2013.
5. Derivative Instruments
As of September 30, 2013 and December 31, 2012, we did not have any forward contracts outstanding. The effect of derivative instruments not designated as hedging instruments in our condensed consolidated statements of income is summarized below:

	Gains (Losses) Recognized in Net Income on Derivatives
(in thousands)	Location of Gain (Loss) Recognized in Statements of Income	Three months ended September 30,		Nine months ended September 30,
Derivatives not Designated as Hedging Instruments		2013	2012	2013	2012
Foreign exchange contracts	Other income (expense), net	$108	$52	$114	$(86)

6. Earnings Per Share
We computed basic earnings per share using the weighted-average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and vesting of restricted stock units using the treasury stock method.
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
(in thousands)
Basic earnings per share
Numerator:
Net income	$22,823	$22,486	$68,619	$59,044
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	75,371	74,344	75,202	74,038
Diluted earnings per share
Numerator:
Net income	$22,823	$22,486	$68,619	$59,044
Denominator:
Weighted-average shares used in computing basic earnings per share	75,371	74,344	75,202	74,038
Add options and restricted stock units to purchase common stock	1,095	1,959	1,378	1,833
Weighted-average shares used in computing diluted earnings per share	76,466	76,303	76,580	75,871
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Antidilutive shares	1,530	269	864	291
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options and vesting of restricted stock units. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises of stock options and vesting of restricted stock units.
On July 29, 2013, we announced that our Board of Directors approved a share repurchase program, authorizing us to purchase up to $50.0 million of our outstanding common stock. We are authorized to make purchases in the open market and we expect that purchases will be funded using our cash on hand, cash generated from operations or borrowings under our Credit Agreement. During the three month period ended September 30, 2013, we repurchased 0.4 million shares of our common stock for an aggregate purchase price of $13.6 million. Shares were retired upon repurchase. We expect the repurchases will occur over the next nine months although the exact timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. The program may be extended, suspended or discontinued at any time without prior notice.
7. Income Taxes
For the three months ended September 30, 2013 and 2012, we recorded income tax expense of $9.1 million and $9.2 million, respectively, resulting in an effective tax rate of 28.6% and 29.0%, respectively. For the nine months ended September 30, 2013 and 2012, we recorded income tax expense of $23.7 million and $23.4 million, respectively, resulting in an effective tax rate of 25.7% and 28.4%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2012 compared to the same period in 2013 was primarily attributable to the availability of the U.S. research and experimentation tax credit, or R&E tax credit, which resulted in the entire 2012 R&E tax credit of $1.3 million being recognized discretely in the first quarter of 2013, as well as an increase in international earnings, which are generally taxed at lower tax rates.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal R&E tax credit from January 1, 2012 to December 31, 2013.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. In the three and nine months ended September 30, 2013 and 2012, interest and penalties recorded were not significant. As of September 30, 2013, the amount accrued for interest and penalties related to unrecognized tax benefits was not material.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2012 tax years generally remain open and subject to examination by federal and foreign tax authorities. The 2007 through 2012 tax years generally remain open and subject to examination by the state tax authorities. We are currently under audit by the U.S. Internal Revenue Service, or IRS, for the 2008, 2009 and 2010 tax years and we are not certain when the IRS audit will conclude. However, upon completion of this audit, it is reasonably possible our unrecognized tax benefits will decrease.  We are also under audit by the Indian Taxing Authority for the 2011 and 2012 tax years. Besides the United States and India, we are not currently under audit in any other taxing jurisdictions.
8. Related Party Transactions
In September 2013, we entered into a stock purchase agreement with AppNeta, Inc., or AppNeta, a privately-held application performance management software company, in which we invested approximately $8.0 million in convertible preferred stock. J. Benjamin Nye, a member of our board of directors currently serves on the board of directors of AppNeta and is a Managing Director for Bain Capital Venture Partners, LLC, which also has an ownership interest in AppNeta. Our investment is carried at cost as we have a non-controlling interest, the investment is not in substance common stock and we do not have significant influence over the operating and financial activities of AppNeta.

9. Commitments and Contingencies
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

At September 30, 2013, future minimum lease payments under non-cancellable operating leases were as follows:

(in thousands)
Remaining 2013	$1,389
2014	7,153
2015	8,978
2016	7,640
2017	6,471
Thereafter	62,332
Total minimum lease payments	$93,963

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
'696 Case
On March 30, 2012, Uniloc Luxembourg, S.A. and Uniloc USA, Inc. brought a lawsuit against the Company and several other defendants in the Eastern District of Texas. The complaint filed by Uniloc alleges that the Company and each of the other fifteen named defendants' software infringe U.S. patent 7,024,696 (“696 Patent”) allegedly owned by Uniloc. Uniloc alleges that the Company's software, specifically its license key system, infringes upon its patent that utilizes a system for activating software products through a registration process. Because this lawsuit is in its early stages, it is not possible to reliably predict the outcome of the litigation. Therefore, we cannot currently estimate the loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.
10. Subsequent Events
Acquisition
On October 7, 2013, we acquired Confio Corporation, or Confio, a privately-held database performance management company, for approximately $103.0 million. By acquiring Confio, we have added database performance management solutions to our product portfolio. The transaction will be accounted for using the acquisition method of accounting. Accordingly, the results of operations of Confio since the acquisition date will be included in our condensed consolidated financial statements for the fourth quarter of 2013. All of the assets acquired and liabilities assumed in the transaction will be recognized at their acquisition date fair values, which are not finalized at this time due to the recent completion of the acquisition. We incurred $0.1 million in acquisition related costs, which are included in general and administrative expense for the nine months ended September 30, 2013.
Credit Agreement
On October 4, 2013, we entered into a Credit Agreement with a syndicated group of lenders that provides for an unsecured $125.0 million five-year revolving credit facility that is comprised of revolving loans or swingline loans. The proceeds from the facility may be used for general corporate purposes, including, without limitation, to finance acquisitions. The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, make investments, merge or consolidate, dispose of assets, pay dividends or make distributions, make acquisitions and enter into certain transactions with affiliates, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated total leverage ratio and a consolidated interest coverage ratio.
On October 4, 2013, we borrowed $40.0 million under a revolving loan under the Credit Agreement that was used to finance a portion of the consideration paid upon the acquisition of Confio.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements. Please see the “Safe Harbor Cautionary Statement” above and the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Part II, Item 1A of this quarterly report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. The uncertainties, risks and assumptions associated with these statements could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.
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
In May 2013, we acquired N-able Technologies International, Inc., or N-able, for $127.7 million. The acquisition of N-able increased our product offerings and we believe will allow us to leverage the large opportunity associated with the adoption of cloud and SaaS-based services among small and medium-sized businesses, or SMBs, by enhancing our remote monitoring and management offerings and adding managed service provider, or MSP, service automation to the broad range of management challenges that we address for the IT industry. N-able is based in Ottawa, Canada and serves thousands of MSPs. We believe we can bring the key features of our operating model to their business and help drive revenue growth in the remote monitoring and management market.
In October 2013, we acquired Confio Corporation, or Confio, a privately-held database performance management company, for approximately $103.0 million. By acquiring Confio, we have added database performance management solutions to our product portfolio. Confio is an industry-recognized leader in database performance solutions that speed application time-to-market and IT service delivery by improving database performance on traditional and virtual servers. Confio is based in Boulder, Colorado and has more than 1,200 customers worldwide. We believe that the similarities of our respective sales and marketing models will allow us to accelerate the growth of the Confio products in the IT market.
We account for our acquisitions using the acquisition method of accounting. Accordingly, the financial results for our acquisitions are included in our condensed consolidated financial results since the applicable acquisition dates. See Note 2—Acquisitions and Note 10—Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional details.
Key Financial Highlights
Key financial highlights for the first three quarters of 2013 include the following:

•	Total revenue was $238.3 million in the first three quarters of 2013 compared to $195.4 million in the first three quarters of 2012, or an increase of 21.9%;

•	Net income was $68.6 million in the first three quarters of 2013 compared to $59.0 million in the first three quarters of 2012, or an increase of 16.2%;

•
Net income was $0.90 per share on a fully diluted basis for the first three quarters of 2013 compared to $0.78 per share on a fully diluted basis for the first three quarters of 2012, or an increase of 15.4%; and

•	Cash flow from operating activities was $113.6 million in the first three quarters of 2013 compared to $96.2 million in the first three quarters of 2012, or an increase of 18.0%.
We have transitioned from a network management software company into an IT infrastructure management software company with a portfolio of products for IT professionals in organizations of all sizes. In the first three quarters of 2013, we invested across our business and, in particular, in areas that we believe are an important foundation for our long term growth such as:

•
We released key new versions of our products, which continued to improve the usability and add features our customers rely on daily. We also released additional free tools, which reflects our continued commitment to the IT community and our customers;

•
We focused on finding new ways to communicate and sell to our customer base. Our customer base continues to grow and evolve with our business and we have to find new ways to deliver value to these customers;

•
We continued to expand our international research and development locations allowing us to respond to user demand and support new product releases and enhancements for our acquired and internally developed technologies. In addition, we are focused on the integration of the core products in our portfolio in order to deliver a suite of products with a seamless user experience; and

•
We invested in brand awareness in emerging markets, such as security and systems management, and critical geographies like Germany, UK, Australia and Brazil. This investment was designed to place us front and center as companies search for information and solutions for their IT management challenges.

We are committed to our business model and have continued to focus on ways to leverage and refine our model. We are pursuing a number of strategies that we believe will enable us to continue to grow. We have made progress towards our goals in recent periods but there are still many areas where we believe that we can continue to grow and improve. We expect to grow our business by focusing on the following initiatives:

•	Expanding our web presence, brand awareness and improving our communication with prospects and our current customer base both domestically and internationally;

•	Accelerating the rate at which we are selling additional products into our install base;

•	Improving the competitive positioning of our products by investing in new product features and infrastructure;

•
Increasing our presence in several key geographic markets including Asia-Pacific, Latin America, Europe, Middle East and Africa by expanding our product portfolio, localizing marketing material, and establishing new relationships with distributors and resellers;

•	Acquisitions and internal development of products that will expand our presence in our current markets or new markets; and

•	International expansion company-wide at lower cost locations to drive our competitive advantage.
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
Revenue Growth
Revenue growth includes the total revenue growth in our license, maintenance and subscription revenue, which are critical to our long-term success. We have employed a differentiated business model for marketing and selling high volumes of enterprise-class software, which is focused on revenue growth at high operating margins. We regularly review our total revenue growth to measure the success of our investments and strategic business decisions. We have built a financial and operational model that focuses on the long-term value of our customer relationships. After the initial new license purchase, our goal is to create opportunities for sales of additional products, license upgrades and renewal purchases from the customer. This is an important component of our financial model and future revenue growth. This model is based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our IT management products. Our revenue growth percentages were 21.9% and 36.9% for the first three quarters of 2013 and 2012, respectively, as compared to the same period of the previous year. We expect our revenue growth to be approximately 22-23% for the full year of 2013.
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
We define our core product transactions as the number of new license sales transactions that include at least one of our core products. We define a transaction as each invoice issued for the sale of one or more of our products. If one of our core products is included in a particular transaction, then that transaction is a core product transaction. New license sales of core products represented more than 85% of our license revenue for the first three quarters of 2013. Accordingly, we believe that management can better evaluate changes in our product portfolio, expansion into new markets and the addition of new customers by evaluating the transactional growth of our core products. Our core product transaction growth for new license sales was 31.6% and 34.2% for the first three quarters of 2013 and 2012, respectively, as compared to the same period of the previous year.
Non-GAAP Operating Income and Non-GAAP Operating Margin
Our management uses non-GAAP operating income and non-GAAP operating margin as key measures of our performance. Because our non-GAAP operating income excludes certain items such as amortization of intangible assets, stock-based compensation and related employer-paid payroll taxes, certain acquisition related adjustments and restructuring charges that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance, particularly with respect to changes in performance from period to period. We use non-GAAP operating income and non-GAAP operating margin in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income and non-GAAP operating margin is not determined in accordance with GAAP and is not a substitute for, or superior to, financial measures determined in accordance with GAAP. We expect our Non-GAAP operating margin to be approximately 50% for the full year of 2013.
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

In order to address these challenges, we offer a cohesive portfolio of powerful, yet easy-to-use and affordably priced IT management products spanning networks, systems, and application management. This includes software that we have either developed or acquired that allows IT professionals to manage the performance, health, and configurations of network devices, firewalls, applications, physical and virtual servers, storage devices, as well as software for log and security information management. It also includes software that provides IT professionals with mobile and remote access to their IT infrastructure and software to help them track and resolve IT issues along with their IT assets.  Lastly, our portfolio includes a set of cloud-based remote monitoring and management products that allow managed service providers to remotely access and address a broad range of IT issues faced by their customers in order to ensure the performance and security of their networks, desktops, servers, and other proprietary systems.  We believe that IT-related trends and the limitations of existing offerings present a significant market opportunity for our products and we have begun to increase our investment as a percentage of revenue to take advantage of this market opportunity. We expect our revenue to continue to grow as we capitalize on these and other market opportunities through acquisitions and development. We continue to target total new sales growth of 20% for our existing license and subscription products and new product offerings over the next three to five years. However, our ability to meet our target will depend on a number of factors and assumptions, many of which are outside of our control. Further, any revenue growth and operating synergies of our acquired products and businesses depends on our ability to successfully integrate those products and businesses and may be lower than expected if we are unable to do so in the future.
In the third quarter of 2013, we recognized 25.9% of our revenue from sales by our international subsidiaries, which includes the Europe, Middle East and Africa, or EMEA, region, the Asian-Pacific region, and the Latin American region. We believe there is a substantial opportunity for additional sales of our software in these international regions and we intend to increase our sales, marketing and support operations in these regions. However, we believe there is significant uncertainty regarding the economic conditions in certain of these geographic regions, particularly in parts of Europe. While we believe that any difficult economic conditions may adversely affect the sales of our products, this could also offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of some competing products.
We expect the U.S. federal government to continue to be a significant market opportunity, as we believe the ease of deployment, power and scalability of our products gives us a competitive advantage to sell to various agencies and departments of the U.S. federal government. The U.S. federal government new license sales, including both direct sales and sales through distributors and resellers, were 16.6% of our total new license sales in the third quarter of 2013 and 11.0% of our total new license sales in the first three quarters of 2013 as compared to 21.2% of our total new license sales in the third quarter of 2012 and 12.3% of our new license sales in the first three quarters of 2012. We have experienced and continue to expect inconsistency in the buying pattern of the U.S. federal government for larger transactions with our products. We believe that many of our larger transactions, both new licenses and maintenance renewals, with the U.S. federal government are dependent on specific projects that may not be continued at the same scale in the future due to budgetary cuts or other reasons, and the reduction or cancellation of specific projects such as these could result in our sales to the U.S. federal government growing less rapidly than expected or even decreasing. In addition, our sales, both new licenses and maintenance renewals, to the U.S. federal government are largely dependent on systems integrators, distributors and resellers whose purchases from us have been difficult to predict.
Key Components of Our Results of Operations
Sources of Revenue
Our revenue is primarily comprised of license, maintenance and subscription revenue.
License, Maintenance and Other Revenue. We primarily license our software under perpetual licenses, which ordinarily include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new perpetual licenses and upgrades of license size to our software. We have experienced annual growth in license revenue. Customers can renew, and generally have renewed, their maintenance agreements at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. Maintenance revenue is an important source of our future revenue. We have experienced strong and consistent annual and quarterly growth in maintenance and other revenue. Because our maintenance base grew during 2012 and during the first three quarters of 2013 due to new license sales, high customer retention and acquisitions, we expect maintenance revenue to continue to increase in absolute dollars in future periods.
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
Our operating expenses increased in absolute dollars and as a percentage of revenue in the first three quarters of 2013 compared to the first three quarters of 2012, as we have continued to build infrastructure and add employees through acquisitions and organic growth across all departments in order to accelerate and support our growth. The number of full-time employees as of September 30, 2013, was 1,203, as compared to 803, as of September 30, 2012. We added 188 full-time employees with the N-able acquisition in May 2013, which increased our operating expenses in the third quarter of 2013 and we expect will increase our operating expenses in future periods.
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
Research and Development. Research and development expenses primarily consist of personnel costs for our product development employees and executives and, to a lesser extent, contractor fees. We have devoted our development efforts primarily to expanding our product line and increasing the functionality and enhancing the ease-of-use of our software products. We have significantly increased our research and development employee headcount with the acquisition of N-able and the continued expansion of our research and development centers in the Czech Republic and India. We expect to continue to invest in our research and development activities by hiring engineers in our international locations, which will allow us to continue our research and development growth strategy internationally.
General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel and amortization of acquired intangible assets. Legal, accounting and other professional service fees, restructuring charges related to the closing of certain offices along with general corporate expenses are also recorded in general and administrative expenses. We expect to incur higher administrative costs in future periods as our business continues to grow both organically and through acquisitions.
Other Income (Expense)
Other income (expense) primarily consists of interest income, transactional foreign exchange gains (losses), foreign exchange contracts gains (losses) and grant income. We periodically receive government grant income related to grants in our Czech Republic and Ireland entities for the creation of job positions and related training costs. The amount and timing of the grant payments is determined by the Czech and Irish governments. Interest income represents interest received on our cash, cash equivalents and short-term and long-term investments, including any amortization or accretion of the premium and discount. Foreign exchange gains (losses) primarily relate to expenses and billing transactions denominated in currencies other than the functional currency of the associated subsidiary. Foreign exchange contracts gains (losses) relate to the settlement of foreign currency forward contracts utilized to hedge foreign currency exposures that are not formally designated as hedges.
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

Comparison of the Three Months Ended September 30, 2013 and 2012
The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Three months ended September 30,
	2013	% of Revenue	2012	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$34,358	39.1%	$34,008	47.4%	$350
Maintenance and other	50,283	57.2	37,715	52.6	12,568
Subscription	3,222	3.7	—	—	3,222
Total revenue	87,863	100.0	71,723	100.0	16,140
Cost of revenue	7,099	8.1	4,591	6.4	2,508
Gross profit	80,764	91.9	67,132	93.6	13,632
Operating expenses:
Sales and marketing	25,962	29.5	19,146	26.7	6,816
Research and development	9,558	10.9	7,214	10.1	2,344
General and administrative	13,383	15.2	9,288	12.9	4,095
Total operating expenses	48,903	55.7	35,648	49.7	13,255
Operating income	31,861	36.3	31,484	43.9	377
Other income (expense):
Interest income	91	0.1	112	0.2	(21)
Other income (expense), net	(6)	—	90	0.1	(96)
Total other income (expense)	85	0.1	202	0.3	(117)
Income before income taxes	31,946	36.4	31,686	44.2	260
Income tax expense	9,123	10.4	9,200	12.8	(77)
Net income	$22,823	26.0%	$22,486	31.4%	$337
Revenue
Revenue increased $16.1 million, or 22.5%, in the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012. Maintenance and other revenue increased $12.6 million due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue. We have maintained high customer retention and in addition, our renewal base has continued to increase each quarter as we have begun to renew and recognize the maintenance revenue associated with our acquired products. License revenue increased $0.4 million primarily due to continued growth in new license sales of our flagship system management product, Solarwinds Server & Application Monitor. These increases were offset by decreases in our other system management products such as Storage Manager and DameWare and other decreases in our network management products. Subscription revenue of $3.2 million is from the sale of products introduced as a result of our acquisition of N-able technologies.
Our core product transaction growth was 16.4% in the third quarter of 2013 compared to the third quarter of 2012 as a result of our growth in new license sales of our core systems management products, particularly Web Help Desk and Serv-U, and our network management products. As the number of core product transactions fluctuates with changes in the business or product mixes, this also affects our trailing 12-month average transaction size for new license sales. Through the third quarter of 2013, the trailing 12-month average transaction size for new license sales, excluding our high-volume and low-priced Kiwi and DameWare products, was approximately $7,500 as compared to approximately $8,800 for the trailing 12-month period through the third quarter of 2012, a decrease of 14.4%. The decrease in our trailing 12-month average transaction size was primarily due to the high volume of transactions of our Web Help Desk and Serv-U products in the more recent trailing 12-month period combined with their lower average transaction size than our other core products.
New license sales in our global commercial business increased 4.6% and new license sales in our U.S. federal government business decreased 22.5% for the third quarter of 2013 as compared to the third quarter of 2012. This growth in our commercial business was driven by core product transaction growth of 18.1% in the third quarter of 2013 as compared to the third quarter of 2012. The decrease in our U.S. federal government new license sales was primarily driven by a decrease in the number and size of transactions in the third quarter of 2013 compared to the third quarter of 2012. We believe the recent government shutdown prevented a number of deals from closing in the third quarter of 2013, which negatively impacted our U.S. federal government new license sales for the period. We had one U.S. federal government transaction that resulted in license revenue greater than $0.5 million in the third quarter of 2013, whereas we had two transactions that resulted in license revenue greater than $0.5 million for the third quarter of 2012. Our revenue from our international subsidiaries was 25.9% and 22.2% of total revenue in the third quarter of 2013 and 2012, respectively.
Cost of Revenue
Cost of revenue increased $2.5 million, or 54.6%, in the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012. Cost of license revenue increased by $0.6 million in the third quarter of 2013 compared to the third quarter of 2012, primarily due to the amortization of acquired product technologies associated with our acquisitions in 2012 and 2013. Cost of maintenance revenue also increased $0.4 million primarily due to increased headcount to support new customers, additional product offerings from acquisitions and internal product development. Cost of subscription revenue consists of personnel costs and other direct costs, including royalty fees and hosting fees, related to our subscription products and services which were introduced during the second quarter of 2013.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $6.8 million, or 35.6%, in the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012. We continue to invest in the sales and marketing efforts that drive our revenue growth. In addition, we have increased employee headcount in our sales, marketing and maintenance renewal teams. As a result of these expansion efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased $4.9 million and marketing program costs increased $1.4 million. Our sales expense as a percentage of revenue remained consistent in the third quarter of 2013 as compared to the same period in 2012.
Research and Development. Research and development expenses increased $2.3 million, or 32.5%, in the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012. This increase was primarily related to the increase in research and development headcount related to the acquisition of N-able in the second quarter of 2013. In addition, in order to support the ongoing development of acquired and new products, we continued to increase the size of our Czech Republic and India research and development centers during 2012 and the the first three quarters of 2013. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $1.9 million and contract services increased $0.5 million in the third quarter of 2013 as compared to the third quarter of 2012.
General and Administrative. General and administrative expenses increased $4.1 million, or 44.1%, in the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012. This increase was primarily due to a $1.9 million increase in personnel costs, which include stock-based compensation expense, a $0.6 million increase in amortization of acquired intangibles, and a $0.5 million increase in professional fees. Restructuring charges, which primarily consist of accelerated depreciation on leasehold improvements and lease abandonment charges related to the closing of certain offices, increased $0.5 million. Other costs such as depreciation expense and contractor services increased $0.5 million.
Other Income (Expense)
Other income (expense) decreased by $0.1 million primarily due to increases in net losses on foreign currency transactions for the quarter ended September 30, 2013 as compared to the same period in 2012.
Income Tax Expense
Our income tax expense decreased by $0.1 million in the quarter ended September 30, 2013 as compared to the same period in 2012. This decrease resulted from the reenacted R&E tax credit, offset by an increase in our income before income taxes of $0.3 million when comparing the same periods. Our results of operations for the quarter ended September 30, 2012 do not reflect an income tax benefit related to the R&E tax credits as the R&E tax credit expired on December 31, 2011.  However, the R&E tax credit was extended by the signing of the American Taxpayer Relief Act of 2012, or the Act, on January 2, 2013. The Act retroactively reinstated and extended the R&E tax credit from January 1, 2012 through December 31, 2013. Therefore, the current year tax amounts are lower from the benefit of the R&E tax credit.
Our effective tax rate decreased from 29.0% in the quarter ended September 30, 2012 to 28.6% in the quarter ended September 30, 2013, which was primarily attributable to the availability of the U.S. R&E tax credit, as well as an increase in international earnings, which are generally taxed at lower tax rates.

Comparison of the Nine Months Ended September 30, 2013 and 2012
The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Nine months ended September 30,
	2013	% of Revenue	2012	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$96,300	40.4%	$90,919	46.5%	$5,381
Maintenance and other	137,841	57.8	104,515	53.5	33,326
Subscription	4,151	1.7	—	—	4,151
Total revenue	238,292	100.0	195,434	100.0	42,858
Cost of revenue	18,887	7.9	13,134	6.7	5,753
Gross profit	219,405	92.1	182,300	93.3	37,105
Operating expenses:
Sales and marketing	66,538	27.9	53,289	27.3	13,249
Research and development	25,622	10.8	20,814	10.7	4,808
General and administrative	34,758	14.6	26,107	13.4	8,651
Total operating expenses	126,918	53.3	100,210	51.3	26,708
Operating income	92,487	38.8	82,090	42.0	10,397
Other income (expense):
Interest income	324	0.1	307	0.2	17
Other income (expense), net	(497)	(0.2)	41	—	(538)
Total other income (expense)	(173)	(0.1)	348	0.2	(521)
Income before income taxes	92,314	38.7	82,438	42.2	9,876
Income tax expense	23,695	9.9	23,394	12.0	301
Net income	$68,619	28.8%	$59,044	30.2%	$9,575
Revenue
Revenue increased $42.9 million, or 21.9%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Maintenance and other revenue increased $33.3 million due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue. We have maintained high customer retention and in addition, our renewal base has continued to increase each quarter as we have begun to renew and recognize the maintenance revenue associated with our acquired products. License revenue increased $5.4 million primarily due to continued growth in new license sales of our flagship system management product, Solarwinds Server & Application Monitor, and new license sales from our Web Help Desk product. These increases were offset by decreases in our other system management products such as Storage Manager and DameWare and other decreases in our network management products. Subscription revenue of $4.2 million is from the sale of products introduced as a result of our acquisition of N-able technologies.
Our core product transaction growth was 31.6% in the first three quarters of 2013 compared to the first three quarters of 2012 as a result of our growth in new license sales of our core systems management products, particularly Web Help Desk and Serv-U, and our network management products. As the number of core product transactions fluctuates with changes in the business or product mixes, this also affects our trailing 12-month average transaction size for new license sales. Through the third quarter of 2013, the trailing 12-month average transaction size for new license sales, excluding our high-volume and low-priced Kiwi and DameWare products, was approximately $7,500 as compared to approximately $8,800 for the trailing 12-month period through the third quarter of 2012, a decrease of 14.4%. The decrease in our trailing 12-month average transaction size was primarily due to the high volume of transactions of our Web Help Desk and Serv-U products in the more recent trailing 12-month period combined with their lower average transaction size than our other core products.
New license sales in our global commercial business increased 7.1% and new license sales in our U.S. federal government business decreased 6.3% for the first three quarters of 2013 as compared to the first three quarters of 2012. This growth in our commercial business was driven by core product transaction growth of 33.6% in the first three quarters of 2013 as compared to the first three quarters of 2012. The decrease in our U.S. federal government new license sales was primarily driven by a decrease in the number of transactions in the first three quarters of 2013 compared to the first three quarters of 2012. We had two U.S. federal government transactions that resulted in license revenue greater than $0.5 million in both the first three quarters of 2013 and the first three quarters of 2012. Our revenue from our international subsidiaries was 26.4% and 23.7% of total revenue in the first three quarters of 2013 and 2012, respectively.
Cost of Revenue
Cost of revenue increased $5.8 million, or 43.8%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Cost of license revenue increased by $2.4 million in the first three quarters of 2013 compared to the first three quarters of 2012, primarily due to the amortization of acquired product technologies associated with our acquisitions in 2012 and 2013. Cost of maintenance revenue also increased $1.3 million primarily due to increased headcount to support new customers, additional product offerings from acquisitions and internal product development. Cost of subscription revenue consists of personnel costs and other direct costs, including royalty fees and hosting fees, related to our subscription products and services which were introduced during the second quarter of 2013.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $13.2 million, or 24.9%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. We continue to invest in the sales and marketing efforts that drive our revenue growth. In addition, we have increased employee headcount in our sales, marketing and maintenance renewal teams. As a result of these expansion efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased $9.7 million and marketing program costs increased $3.0 million. Our sales expense as a percentage of revenue remained consistent in the first three quarters of 2013 as compared to the same period in 2012.
Research and Development. Research and development expenses increased $4.8 million, or 23.1%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase was primarily related to the increase in research and development headcount related to the acquisition of N-able in the second quarter of 2013. In addition, in order to support the ongoing development of acquired and new products, we continued to increase the size of our Czech Republic and India research and development centers during 2012 and the first three quarters of 2013. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $3.9 million and contract services increased $1.0 million in the first three quarters of 2013 as compared to the first three quarters of 2012.
General and Administrative. General and administrative expenses increased $8.7 million, or 33.1%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase was primarily due to a $4.0 million increase in personnel costs, which include stock-based compensation expense, a $1.4 million increase in professional fees and a $0.8 million increase in amortization of acquired intangibles. Restructuring charges, which primarily consist of lease abandonment charges and accelerated depreciation on leasehold improvements related to the closing of certain offices, increased $1.0 million. Other costs such as depreciation expense and acquisition costs increased $0.7 million.
Other Income (Expense)
Other income (expense) decreased by $0.5 million primarily due to increases in net losses on foreign currency transactions for the nine months ended September 30, 2013 as compared to the same period in 2012.
Income Tax Expense
Our income tax expense increased by $0.3 million in the nine months ended September 30, 2013 as compared to the same period in 2012. This increase resulted from an increase in our income before income taxes of $9.9 million, offset by the reenacted R&E tax credit when comparing the same periods. Our results of operations for the nine months ended September 30, 2012 do not reflect an income tax benefit related to the R&E tax credits as the R&E tax credit expired on December 31, 2011.  However, the R&E tax credit was extended by the signing of the American Taxpayer Relief Act of 2012, or the Act, on January 2, 2013. The Act retroactively reinstated and extended the R&E tax credit from January 1, 2012 through December 31, 2013. Since the Act was enacted during 2013, the income tax benefit related to the 2012 R&E tax credit was reflected discretely in our results of operations for the quarter ended March 31, 2013. Additionally, the current year estimated annual effective tax rate reflects a benefit from the 2013 R&E tax credit, which was also a benefit to our effective tax rate for the quarter.
Our effective tax rate decreased from 28.4% in the nine months ended September 30, 2012 to 25.7% in the nine months ended September 30, 2013, which was primarily attributable to the availability of the U.S. R&E tax credit which resulted in the entire 2012 R&E tax credit being recognized discretely this period, as well as an increase in international earnings, which are generally taxed at lower tax rates.

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
Non-GAAP Operating Income and Non-GAAP Operating Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
GAAP operating income	$31,861	$31,484	$92,487	$82,090
Amortization of intangible assets (1)	5,115	3,623	14,088	10,666
Stock-based compensation expense and related employer-paid payroll taxes (2)	5,675	3,979	17,878	11,831
Acquisition related adjustments (3)	402	498	1,006	831
Restructuring charges (4)	827	—	1,310	—
Non-GAAP operating income	$43,880	$39,584	$126,769	$105,418
Non-GAAP operating margin	49.9%	55.2%	53.2%	53.9%

The increases in non-GAAP operating income for the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012 were primarily due to increases in the corresponding GAAP operating income, amortization of intangible assets and stock-based compensation expense. Amortization of intangible assets increased in the third quarter and the first three quarters of 2013 as compared to the same periods in 2012 primarily due to increases in intangible assets resulting from the various acquisitions that were completed in 2012 and 2013. Stock-based compensation expense and related employer-paid payroll taxes increased primarily due to share-based incentive awards issued to employees for retention and, to a lesser extent, the addition of employees through acquisitions and organic growth. Our acquisition related adjustments fluctuate due to variations in the legal and accounting fees and restructuring costs associated with each of our acquisitions. Our restructuring charges primarily consist of lease abandonment charges and accelerated depreciation on leasehold improvements related to the closing of certain offices.
Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
GAAP net income	$22,823	$22,486	$68,619	$59,044
Amortization of intangible assets (1)	5,115	3,623	14,088	10,666
Stock-based compensation expense and related employer-paid payroll taxes (2)	5,675	3,979	17,878	11,831
Acquisition related adjustments (3)	402	529	1,010	884
Restructuring charges (4)	827	—	1,310	—
Tax benefits associated with above adjustments (5)	(3,183)	(2,240)	(9,308)	(6,456)
Non-GAAP net income	$31,659	$28,377	$93,597	$75,969
Weighted-average number of shares used in computing diluted earnings per share	76,466	76,303	76,580	75,871
Non-GAAP diluted earnings per share (6)	$0.41	$0.37	$1.22	$1.00
The increases in non-GAAP net income for the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012 were primarily due to increases in the corresponding GAAP net income and the adjustments discussed above in the calculation of non-GAAP operating income. Other adjustments to non-GAAP net income include fair value adjustments due to the passage of time related to contingent consideration included in acquisition related costs and the tax benefits associated with the excluded items. Non-GAAP diluted earnings per share increased for the third quarter and the first three quarters of 2013 as compared to the same periods in 2012 primarily due to increases in non-GAAP net income as discussed above as the number of shares used in the computation did not change significantly.
Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
GAAP cash flows from operating activities	$42,004	$34,881	$113,603	$96,249
Excess tax benefit from stock-based compensation	1,500	3,737	7,746	8,921
Purchases of property and equipment	(1,217)	(1,521)	(2,963)	(3,081)
Free cash flow (7)	$42,287	$37,097	$118,386	$102,089
The increases in free cash flow for the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012 were primarily due to increases in operating income that converted to cash flow for the periods. For the nine months ended September 30, 2013, this increase was offset by higher cash payments in the first quarter of 2013 related to annual company-wide bonus payments for the 2012 fiscal year. The excess tax benefit from stock-based compensation fluctuates with the exercise of stock option awards.

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

Liquidity and Capital Resources
Cash and cash equivalents and short-term and long-term investments were $222.9 million as of September 30, 2013. Our international subsidiaries held approximately $94.7 million of cash and cash equivalents of which 88.3% was held in Euros as of September 30, 2013. We expect our international cash and cash equivalents to continue to increase as a percentage of our consolidated cash and cash equivalents. We currently intend that the earnings generated by our international operations will be invested indefinitely in those operations and we do not expect to repatriate those earnings to our domestic operations. If we were to try and repatriate these earnings, we would incur a U.S. federal income tax liability that is not currently accrued in our consolidated financial statements.
Our available cash and cash equivalents are primarily held in bank deposits and money market funds at September 30, 2013. Our short-term and long-term investments, classified as available-for-sale securities, consist of corporate bonds, municipal bonds and commercial paper held in investment accounts in the United States.
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
Summarized cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
(in thousands)	2013	2012
Net cash provided by operating activities	$113,603	$96,249
Net cash used in investing activities	(110,115)	(73,789)
Net cash provided by (used in) financing activities	(2,481)	11,957
Effect of exchange rate changes	2,122	(64)
Net increase in cash and cash equivalents	3,129	34,353
Operating Activities
Cash provided by operating activities is comprised of net income, adjustments for non-cash operating activities and changes in operating assets and liabilities. Adjustments for non-cash expenses were $23.8 million and $15.6 million for the nine months ended September 30, 2013 and 2012, respectively. These adjustments primarily consist of stock-based compensation expense, depreciation and amortization and excess tax benefits related to employee stock-based awards. Stock-based compensation expense reduced income before income taxes by $17.1 million and $11.4 million in the nine months ended September 30, 2013 and 2012, respectively.
The change in cash flows relating to operating activities resulted from changes in operating assets and liabilities and is primarily driven by the sales of our software and maintenance renewals. The significant changes in operating assets and liabilities include the following:

•
Deferred revenue increased to $127.3 million at September 30, 2013 as compared to $102.8 million at December 31, 2012, resulting in an increase in operating liabilities and reflecting a cash inflow of $22.2 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2012, net cash provided by operating activities increased $19.2 million due to an increase in deferred revenue during the period. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from maintenance fees.

•
Changes in our income tax receivable and payable balances are also significant components of our cash flows from operating activities. The decrease in our income tax payable was primarily due to tax payments made during the first three quarters of 2013. Net cash provided by operating activities was reduced by income tax payments of $15.7 million in the nine months ended September 30, 2013.

•
Accounts receivable increased to $45.5 million at September 30, 2013 as compared to $32.5 million at December 31, 2012 resulting in an increase in operating assets and reflecting a cash outflow of $9.7 million for the nine months ended September 30, 2013. The increase in accounts receivable for the nine months ended September 30, 2012 as compared to December 31, 2011 resulted in cash outflows of $12.3 million for the nine months ended September 30, 2012. Our accounts receivable balance fluctuates from period to period depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts, which affects our cash flow from operating activities. Our accounts receivable balance represents trade receivables from customers, including resellers and distributors, when we have provided software licenses and/or software maintenance agreements and we have not yet received payment. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.3 million and $0.2 million at September 30, 2013 and 2012, respectively. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 47.7 days and 50.1 days at September 30, 2013 and 2012, respectively.

•
Accrued liabilities decreased to $13.3 million at September 30, 2013 as compared to $14.2 million at December 31, 2012, resulting in a decrease in operating liabilities and reflecting a cash outflow of $3.6 million for the nine months ended September 30, 2013. This cash outflow was primarily a result of annual company-wide bonus payments for the 2012 fiscal year accrued at December 31, 2012 and paid during the first quarter of 2013.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2013 was primarily related to $120.9 million of cash used for the N-able acquisition, $17.3 million of cash used to purchase available-for-sale securities classified as short-term and long-term investments and $38.7 million of proceeds from maturities of investments. For the nine months ended September 30, 2012, net cash used in investing activities was primarily related to $48.3 million of cash used for acquisitions, $48.1 million of cash used to purchase available-for-sale securities classified as short-term and long-term investments and $26.8 million of proceeds from maturities of investments.
We estimate our capital expenditures for the remaining three months of 2013 to be approximately $3.0 million, primarily related to purchases of equipment and software in our Austin, Czech Republic and Ireland locations to support their continued growth. We expect our capital expenditures in the fiscal year 2014 to be approximately $10 to $15 million, primarily related to our expected growth and expansions of our corporate headquarters in Austin, Texas and our international locations.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2013 was due to repurchases of common stock of $18.4 million, the excess tax benefit related to stock-based awards of $7.7 million, which is a reduction in cash payments related to income taxes and $8.1 million of proceeds from the exercise of employee stock options.
On July 29, 2013, we announced that our Board of Directors approved a share repurchase program, authorizing us to purchase up to $50.0 million of our outstanding common stock. We are authorized to make purchases in the open market and we expect that purchases will be funded using our cash on hand, cash generated from operations or borrowings under our Credit Agreement. During the three month period ended September 30, 2013, we repurchased 0.4 million shares of our common stock for an aggregate purchase price of $13.6 million. Shares were retired upon repurchase. We expect the repurchases will occur over the next nine months although the exact timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. The program may be extended, suspended or discontinued at any time without prior notice.
In addition, for the nine months ended September 30, 2013, we withheld and retired shares of common stock to satisfy $4.7 million of minimum statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements as of September 30, 2013.
Net cash provided by financing activities for the nine months ended September 30, 2012 was primarily due to the excess tax benefit related to stock option exercises of $8.9 million, which is a reduction in cash payments related to income taxes, and $8.7 million of proceeds from the exercise of employee stock options. Also during the nine months ended September 30, 2012, we paid approximately $4.5 million of cash upon the achievement of certain earnout objectives related to acquisition accrued earnouts, of which $4.2 million is reflected as cash flows from financing activities.
Anticipated Cash Flows
We believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our Credit Agreement will be sufficient to fund our operations and our commitments for capital expenditures for at least the next 12 months. In October 2013, we entered into a Credit Agreement with a syndicated group of lenders that provides for an unsecured $125.0 million five-year revolving credit facility that is comprised of revolving loans or swingline loans. See Note 10—Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional details.
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
Contractual Obligations and Commitments
As of September 30, 2013, with the exception of our operating leases, there have been no material changes in our contractual obligations and commitments that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In May 2013, we entered into a new lease agreement for our future corporate headquarters in Austin, Texas expected to commence in the second quarter of 2014. See Note 9, Commitment and Contingencies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion.
The following table summarizes our outstanding contractual operating lease obligations as of September 30, 2013, that require us to make future cash payments:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Operating leases (1)	$93,963	$1,389	$16,131	$14,111	$62,332

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
License Revenue. Under software revenue recognition guidance, we use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered and vendor-specific objective evidence, or VSOE, of fair value for all undelivered elements exists. Because our software is generally sold with maintenance, we calculate the amount of revenue allocated to the software license by determining the fair value of the maintenance and subtracting it from the total invoice or contract amount. We establish VSOE of the fair value of maintenance services by the standard published list pricing for our maintenance renewals since we generally charge list prices for our maintenance renewals. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have VSOE of fair value is support, revenue for the entire arrangement is recognized ratably over the support period. If in the future we were unable to establish VSOE of fair value of the maintenance or other services the timing of our revenue recognition could be impacted significantly.
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
Subscription Revenue. We primarily derive subscription revenue from fees received from customers for time-based license arrangements and software-as-a-service, or SaaS offerings. We generally invoice subscription agreements monthly in advance over the subscription period. Subscription revenue is recognized ratably over the subscription term when all revenue recognition criteria have been met. We introduced these offerings in the second quarter of 2013 as a result of the acquisition of N-able Technologies.

Recent Accounting Pronouncements
See Note 1—Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
During the first three quarters of 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain financial market risks, including the following:
Interest Rate Risk
We had cash and cash equivalents of $182.8 million and $179.7 million at September 30, 2013 and December 31, 2012, respectively. We also had total short-term and long-term investments classified as available-for-sale securities of $40.1 million and $62.1 million at September 30, 2013 and December 31, 2012, respectively. Our cash and cash equivalents consist primarily of bank deposits and money market funds, and our available-for-sale securities consist primarily of corporate bonds, municipal bonds and commercial paper held in investment accounts in the United States. We hold cash, cash equivalents and available-for-sale securities for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at September 30, 2013. Our portfolio of available-for-sale securities classified as investments is subject to market risk due to changes in interest rates. Changes in interest rates could impact our future investment income, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investment securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Foreign Currency Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our foreign subsidiaries was approximately 26.4% of our total revenue for the nine months ended September 30, 2013. The foreign currencies that we invoice and on which we collect are primarily the Euro, British Pound Sterling, Australian Dollar and Japanese Yen. Expenses incurred by our international subsidiaries are, generally, denominated in the local currency of the subsidiary. Our condensed consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies.
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operational and functional positions. As of September 30, 2013, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. See Note 5—Derivative Instruments, in the Notes to Condensed Consolidated Financial Statements for a summary of the effect of derivative instruments on our condensed consolidated statements of income.
We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and actively monitor their ratings.
We are also exposed to foreign exchange rate fluctuations as we translate or remeasure the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S dollars will lead to remeasurement gains and losses recorded in income, or translation gains or losses that are recorded as a component of accumulated other comprehensive income (loss).

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, our Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
'696 Case
On March 30, 2012, Uniloc Luxembourg, S.A. and Uniloc USA, Inc. brought a lawsuit against the Company and several other defendants in the Eastern District of Texas. The complaint filed by Uniloc alleges that the Company and each of the other fifteen named defendants' software infringe U.S. patent 7,024,696 (“696 Patent”) allegedly owned by Uniloc. Uniloc alleges that the Company's software, specifically its license key system, infringes upon its patent that utilizes a system for activating software products through a registration process. Because this lawsuit is in its early stages, it is not possible to reliably assess the outcome of the litigation. Therefore, we cannot currently estimate the potential loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
In October 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association and certain other lenders, which provides for a $125 million revolving credit facility with a $30 million letter of credit sublimit and a $15 million swingline loan sublimit. We have in the past, and may in the future, borrow under the Credit Agreement in order to fund working capital requirements, including, without limitation, to finance acquisitions. In October 2013, we borrowed $40 million at an interest rate of approximately 1.4% under a revolving loan pursuant to the Credit Agreement to facilitate our acquisition of Confio.
The Credit Agreement contains customary affirmative and negative covenants. The covenants, among other things, limit or restrict our and our subsidiaries’ abilities to incur indebtedness, grant liens, make investments, merge or consolidate, dispose of assets, pay dividends or make distributions, make acquisitions and enter into certain transactions with affiliates, in each case subject to customary exceptions. We are also required to maintain compliance with a consolidated total leverage ratio and a consolidated interest coverage ratio.  Our ability to comply with these financial covenants will depend on our future performance, which may be affected by financial, business, economic, regulatory and other factors summarized in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, many factors of which are outside of our control.
The Credit Agreement includes customary events of default that include, among other things, non-payment defaults, defaults due to the inaccuracy of representations and warranties, covenant defaults, indebtedness cross default, change of control default, bankruptcy and insolvency defaults, defaults due to invalidity of the documents, material judgment defaults and material adverse effect default. Any default that is not cured or waived could result in the acceleration of the obligations under the Credit Agreement, an increase in the applicable interest rate and a requirement that we pay the obligations in full. Any such default could have a material adverse effect on our liquidity and financial condition.
In addition, the existence of this indebtedness could adversely affect our liquidity and financial condition by:

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•
requiring us under certain circumstances to repatriate earnings from our international operations in order to make payments on our indebtedness, which would require us to incur a U.S. federal income tax liability that is not currently accrued in our financial statements;

•	requiring us to liquidate short-term or long-term investments in order to make payments on our indebtedness, which could generate losses;

•	exposing us to the risk of increased interest rates as borrowings under the Credit Agreement are subject to variable rates of interest; and

•	limiting our ability to borrow additional funds.
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

Period	Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands) (2), (3)
July 1-31, 2013	3,723	$42.02	—	$50,000
August 1-31, 2013	260,372	37.64	258,929	40,254
September 1-30, 2013	102,100	38.10	102,100	36,364
Total	366,195	37.81	361,029	36,364

(1)	Includes 5,166 shares of our common stock withheld by us to satisfy employee withholding obligations due from equity awards issued pursuant to our 2008 Equity Incentive Plan.

(2)	Amounts exclude fees and commissions associated with the share repurchases.

(3)
On July 29, 2013, we announced that our Board of Directors approved a share repurchase program, authorizing us to purchase up to $50.0 million of our outstanding common stock. We are authorized to make purchases in the open market and we expect that purchases will be funded using our cash on hand, cash generated from operations or borrowings under our Credit Agreement. During the three month period ended September 30, 2013, we repurchased 0.4 million shares of our common stock for an aggregate purchase price of $13.6 million. Shares were retired upon repurchase. We expect the repurchases will occur over the next nine months although the exact timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. The program may be extended, suspended or discontinued at any time without prior notice.

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

SOLARWINDS, INC.

Dated:	October 30, 2013	By:	/s/ JASON REAM

Jason Ream
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit Number

2.1(1)
Agreement and Plan of Merger and Reorganization dated as of May 17, 2013 by and among SolarWinds Worldwide, LLC, North Acquisition Corp., N-able Technologies International, Inc., the Equity Holder Representatives and U.S. Bank, N.A.

2.2(2)
Agreement and Plan of Merger and Reorganization dated as of October 1, 2013 by and among SolarWinds Worldwide, LLC, Optimus Acquisition Corp., Confio Corporation, the Equity Holder Representative and U.S. Bank, N.A.

3.1(3)	Amended and Restated Certificate of Incorporation, as currently in effect

3.2(4)	Amended and Restated Bylaws, as currently in effect

4.1(5)	Specimen certificate for shares of common stock

10.1(6)
Credit Agreement, dated as of October 4, 2013, by and among SolarWinds, Inc., the Lenders referred to therein, Wells Fargo Bank, National Association, as administrative agent for the Lenders, and Wells Fargo Securities, LLC

10.2(6)	Guaranty Agreement, dated as of October 4, 2013, by SolarWinds Worldwide, LLC in favor of and for the benefit of Wells Fargo Bank, National Association as administrative agent for the Lenders

10.3*	Employment Agreement between SolarWinds Worldwide, LLC and Jason Ream, dated October 1, 2013 #

10.4*	Consulting Agreement between SolarWinds Worldwide, LLC and Michael J. Berry, dated September 30, 2013#

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Chief Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the same numbered exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-34358) filed on May 28, 2013.

(2)	Incorporated by reference to exhibit number 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34358) filed on October 7, 2013.

(3)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162661) filed on November 5, 2009.

(4)	Incorporated by reference to the same numbered exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-34358) filed on September 24, 2013.

(5)	Incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-149851) filed on July 18, 2008.

(6)	Incorporated by reference to the same numbered exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-34358) filed on October 7, 2013.

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.