Form 10-K
period 2013-12-31
SolarWinds, Inc.
filed 2014-02-14
CIK 1428669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 28, 2013, the aggregate market value of its shares held by non-affiliates on that date was approximately $2,532,978,272.
On February 12, 2014, 75,133,750 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2014 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2013 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Safe Harbor Cautionary Statement
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “should,” “will,” “would,” “could” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations including, without limitation, the following:

•	expectations regarding our plans and strategies to grow our business and expand our market presence, including internationally;

•	expectations concerning our product offerings and the expansion of our product offerings into new areas of software;

•	expectations regarding our financial condition and results of operations, including revenue, operating expenses and effective income tax rate;

•	expectations regarding our non-U.S. earnings in foreign operations;

•	expectations concerning potential acquisitions and the anticipated benefits of acquisitions;

•	competitive conditions and our relative position in the industry;

•	our market opportunities and our ability to take advantage of such market opportunities, the demand for IT management products in various markets and factors contributing to such demand;

•	our sales and marketing efforts and our expectations about the results of those efforts;

•	expectations about our ability to generate and maintain customer loyalty, including our maintenance customers;

•	expectations regarding investment plans and our capital expenditures;

•	our research and development plans;

•	our dividend policy;

•	our share repurchase program;

•	our equity compensation plans and practices;

•	our future borrowings and our beliefs regarding the sufficiency of our cash and cash equivalents, cash flows from operating activities and borrowing capacity;

•	expectations regarding the leases for our current and future corporate headquarters and our beliefs regarding the adequacy of our current facilities and planned expansions to our facilities; and

•	expectations regarding the outcome of legal proceedings in which we are involved.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in this report and in other documents we file with the Securities and Exchange Commission, or the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially and adversely from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS
Overview
SolarWinds, Inc. and its subsidiaries (“SolarWinds,” the “Company,” “we,” “us” or “our”) design, develop, market, sell and support enterprise-class information technology, or IT, infrastructure management software to IT professionals in organizations of all sizes. Our product offerings range from individual software tools to more comprehensive software products that solve problems encountered every day by IT professionals and help to enable efficient and effective management of their network, systems and application infrastructure. We also provide remote monitoring and management, or RMM, tools that allow managed service providers, or MSPs, to deliver IT management services to their clients. Our products are ready-to-use, featuring intuitive and easily customized user interfaces and built-in workflows. Our products can be downloaded directly from our websites and installed and configured by our end-users in a matter of hours. Our customers include small- and mid-size businesses, large enterprises, managed service providers, and local, state and federal government entities.
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
SolarWinds, Inc. is a holding company whose principal operating subsidiary is SolarWinds Worldwide, LLC, or SolarWinds Worldwide. SolarWinds, Inc. was incorporated in the State of Oklahoma in 1999 and reincorporated in the State of Delaware in 2008. SolarWinds Worldwide was formed in the State of Delaware in 2005. Our principal executive offices are located at 3711 South MoPac Expressway, Building Two, Austin, Texas 78746, and our telephone number is (512) 682-9300.
Acquisitions
We have made multiple acquisitions of businesses as part of our growth strategy, including two acquisitions during 2013. In May 2013, we acquired N-able Technologies International, Inc., or N-able. Through our acquisition of N-able, we enhanced our RMM offerings and added MSP service automation to the broad range of management challenges that we address for the IT industry. In October 2013, we acquired Confio Corporation, or Confio, a database performance management company. By acquiring Confio, we added database performance management solutions to our product portfolio.
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
We plan to continue to focus on growth opportunities within our existing customer base and IT infrastructure management markets through increased brand awareness and product depth and breadth, through expansion into adjacent areas of IT infrastructure management and by expanding our business globally. Our objective is to extend our market presence by providing IT professionals with easy-to-use and affordable enterprise-class software that solves their specific needs. The following are key elements of our growth strategy:

•
Continue to Add New Customers in Under-penetrated Markets. We believe that the opportunity to provide in-house IT management and cloud-based IT management products for use by MSPs throughout North America and the rest of the world remains significantly under-penetrated and represent a significant opportunity to continue our growth. We intend to penetrate these markets further by leveraging our customer base and end-user community and by using our strategic marketing programs to identify and obtain new customers.

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

•
Cross-Sell and Up-Sell Existing Products into Our Growing Customer Base. Our customers are generally IT professionals in small- and mid-size businesses, enterprises, and local, state and federal government entities that have purchased one or more of our products. We have an active, loyal end-user community that is built from our customers and end-users who have downloaded our free tools. We seek to expand, and generate loyalty from, our customer base and our end-user community by providing a variety of free tools for IT professionals, by hosting our online community website, thwack®, and through other marketing programs. We believe our customers are highly satisfied users of our products and that there is a significant opportunity for follow-on sales of both incremental capacity and additional products and modules to these customers.

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

Our Products
We offer a broad portfolio of IT infrastructure management products that are powerful, yet easy-to-use and affordable. Our products are classified into the following categories: network management, systems and application management, managed service provider, or MSP, products and free tools.
Our network and systems and application management products consist of enterprise-class IT management products that are used by IT professionals and teams in companies of all sizes to configure, monitor, and report on the health and performance of their network, systems, and application infrastructure. These products provide advanced IT management functionality and are capable of scaling from simple to complex environments. Our products are priced affordably so that individual IT professionals can typically purchase them with one or two levels of or, in some cases, no management approval.
We also offer a number of network and systems and application management products that we refer to as our transactional products. These are primarily desktop or laptop-based products that are designed for individual IT professionals who need specific solutions for routine, but complicated tasks. This includes individual tools and toolsets, which combine many powerful tools together into a single package, as well as entry-level IT infrastructure monitoring functionality that we sell at a much lower price and higher volume than our other products and represent less than 15% of our total revenue.
Our current network and systems and application management products include:
Network Management. Our enterprise-class network management products allow network administrators and other IT professionals to monitor and manage the performance and configuration of their network infrastructure as well as collect and analyze log data for IT operations, security, and compliance management. Our enterprise-class network management products share integrated components, databases, web servers and user administration and are designed to operate together seamlessly, while still allowing network professionals to purchase and deploy only the products they need.

•
SolarWinds Network Performance Monitor. Our flagship product, Network Performance Monitor, is a server-based fault and performance management platform designed to minimize network downtime. Network Performance Monitor monitors and analyzes real-time, in-depth network performance metrics for routers, switches, servers and other Simple Network Management Protocol, or SNMP, enabled devices to provide both current and historical views into the availability and performance of a network and all devices attached to it. Network Performance Monitor is modular and has the ability to scale with the growth of a network. It can also be expanded through the use of add-on modules and polling engines. End-users can configure Network Performance Monitor to alert network professionals of network events, including thresholds, correlated events, sustained conditions and complex combinations of device states. Network Performance Monitor drives follow-on sales of related modules and our other products.

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

•
Network Management Transactional Products. Our current network management transactional products include Standard Toolset, Engineer’s Toolset, Kiwi Syslog® Server, Kiwi CatTools®, and Kiwi Logviewer, or Kiwi products, ipMonitor® and Network Topology Mapper.

Systems and Application Management. Our enterprise-class systems and application performance management products allow IT professionals such as systems administrators to monitor and manage the performance of physical and virtual servers, applications, databases, and storage devices. This includes products for monitoring end-user application experience, performing patch management, IT help desk ticketing, and mobile device-based IT management capabilities. Many of our systems and application management products are designed to operate together seamlessly, as well as with our network management products.

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

•
SolarWinds Virtualization Manager. Virtualization Manager is a server-based product that provides virtualization administrators with a single solution to manage all aspects of a virtual server infrastructure, including inventory, sprawl control, performance monitoring, capacity planning, and configuration tracking. Using a multi-dimensional, search-based approach Virtualization Manager combines multiple disparate data points into useable insights, which are presented in management dashboards and reports. Virtualization Manager integrates with other key enterprise applications such as configuration management databases, service desks and enterprise portals.

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

•
Database Performance Analyzer (formerly Confio Ignite®). Through a unique response time analysis approach to measuring and communicating database application performance, Database Performance Analyzer provides developers, systems administrators, and database administrators with the ability to speed application time-to-market and subsequently monitor and manage database performance for production applications based on Microsoft SQL Server®, Oracle®, IBM® DB2 and SAP® Sybase databases, running on VMware® virtual servers as well as physical servers.

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

•
Systems and Application Management Transactional Products. Our current systems and application management transactional products include DameWare® Remote Support and DameWare Mini Remote Control, or DameWare products, which allow system administrators to remotely manage computers on their networks, as well as SolarWinds Mobile Admin®, which provides secure access to over 40 IT management tools through Android, iOS, and Blackberry mobile devices.

MSP Products
Our MSP products allow remote monitoring and management and add MSP service automation. These products assist MSP's with the adoption of cloud and SaaS-based services among small and medium-sized businesses, or SMBs. Our MSP products were acquired with our acquisition of N-able in May 2013.

•
N-Central®. Our flagship MSP product is N-Central, the industry’s top RMM and IT service automation solution. N-Central offers Cloud-based, multi-tenant, remote monitoring and management for IT infrastructure such as desktops, servers, applications, and network devices.

•
Our MSP product portfolio also includes additional products that address a wide range of IT management capabilities, including bandwidth management, mobile device management, security, backup, patch management and IT service automation.

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
We work closely with our customers in developing our products and have designed a product development process that is responsive to customer feedback throughout the process. Our customers and end-user community provide extensive input regarding a wide variety of use cases that we incorporate into our product definitions and requirements. A subset of our customers participates in the validation of our product releases by aiding in the identification of issues prior to a product release. Our research and development organization regularly assists sales engineering and customer support personnel with customer inquiries, which provides another mechanism for customer feedback during the development process.
We utilize small development teams. Each of these teams is dedicated to specific products and work according to a structured and repeatable, iterative process. These teams apply a standard architecture to their individual products, and are managed centrally to ensure standardization, efficiency and interoperability. We use a hybrid onshore and offshore development model, wherein product requirements definition and technical design are primarily performed by our technical staff in the United States along with staff in the Czech Republic, who work closely with development teams in our international facilities and with two contract development vendors in Eastern Europe that write code and do testing and quality assurance. Since establishing our research and development centers in the Czech Republic and India, and as a result of our acquisitions, we have significantly increased our research and development employee headcount. We expect to continue to invest in our research and development activities by hiring engineers in all of our global locations. We believe that we have developed a differentiated process that allows us to release new software rapidly, cost effectively and with a high level of quality. Using our development model, we had 64 product releases in 2011, 82 product releases in 2012 and 75 product releases in 2013.
Our research and development costs were $21.3 million, $28.8 million and $37.5 million for the years ended December 31, 2011, 2012 and 2013, respectively.
Marketing and Sales
We have designed our marketing and sales model to be efficient for very high volumes of affordable transactions for customers of all sizes. Our marketing efforts focus on driving traffic to our websites and on generating high quality sales leads, primarily consisting of end-users who download a free evaluation of our software. Our sales efforts focus on converting these leads into paying customers through a high volume, short duration, sales process that we measure and manage frequently.
Marketing
We use a variety of online marketing programs for lead generation, as well as more traditional direct marketing and indirect channel partner marketing programs to drive awareness of our products and traffic to our websites. These efforts leverage the ubiquity of Internet search engines through search engine marketing and optimization programs. In addition, we send a series of targeted emails to end-users who have downloaded free evaluations of one or more of our software products or received our corporate communications or public relations material. Once we drive traffic to our websites, we have a well-defined process that allows us to automatically track visitors’ activities, communicate with potential customers, encourage downloads of our software and provide highly qualified leads to our sales organization.
Our historical marketing approach, which continues to be important to us, was based on word-of-mouth and customer references. It allowed us to build a substantial customer base and community of network engineers and IT professionals who use our products and act as advocates for them. We continue to build our customer base and this community through marketing of relevant web-based content and online communications. Examples of our initiatives include thwack, a community website designed for IT professionals that provides our end-users and the broader IT management community with information, tools and valuable resources, several company sponsored blogs in which we provide perspectives and information relevant to the IT management marketplace, network engineering, systems management, virtualization, security and other technical topics, and web-based events designed to train and inform users about deeper aspects of our products. These activities keep us connected to our end-user base and other prospective customers. Other marketing activities include attending IT management related trade shows, social marketing programs, communicating with industry analysts, influential bloggers and trade media, as well as hosting webinars on IT management issues to create awareness of our brand and software products.
Sales
We sell our software to our customers both directly and through partners. The majority of our sales leads come from potential customers or existing customers who have downloaded one of our core products and use that full featured product during a no-charge evaluation period. Therefore, our sales force typically contacts leads that are potential buyers and the potential buyers already understand how our products are used and the value our products provide in solving IT problems. As a result, our sales cycles are not as long as they are for companies making “cold” calls.
We execute all of our direct sales through a sales organization that is physically located in one of our sales offices in the United States, Canada, Europe or Asia. Our efficient and low-cost sales process is predicated on these sales professionals being physically located in one of our offices and having a deep knowledge of our sales model and process. We call this “selling from the inside” as it is different from other companies that simply use personnel that they call “inside sales” to create leads or to sell to only smaller organizations. Our sales teams respond to incoming demand and sell our products to companies of all sizes, from small businesses to Fortune 500 companies. We believe that our selling from the inside process has been one of the keys to our success.
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

Customers
In 2012 and 2011, we had one distributor that represented 10.2% and 11.9%, respectively, of our consolidated revenue from sales to various end-users. In 2013, this distributor represented less than 10% of our consolidated revenue. We do not believe that our business is substantially dependent on this distributor or that the loss of the relationship would have a material adverse effect on our business, as we are generally directly involved with the end user in all of our sales regardless of whether we make the sale direct or through the reseller channel.
In 2012 and 2011, revenue attributed to the U.S. federal government, including its departments and agencies, represented 10.9% and 12.6%, respectively, of our consolidated revenue. In 2013, consolidated revenue attributable to the U.S. federal government represented less than 10% of our total revenue. Consolidated revenue attributable to the U.S. federal government includes sales that have gone through our distributors and resellers, as well as direct sales. 77.0% and 79.2% of our revenue attributable to the U.S. federal government and its departments and agencies in each of the fiscal years ended December 31, 2012 and 2011, respectively, was made through the distributor noted above.
For further information regarding concentrations of risks, see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
For information regarding our international operations, see Note 16, Operating Segment and Geographic Information, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. See also the risk factor “Because our long-term success depends on our ability to operate our business internationally and increase sales of our products to customers located outside of the United States, our business will be susceptible to risks associated with international operations” in Part I, Item 1A under the heading “Risk Factors” for information regarding risks involving our international operations.
Intellectual Property
We rely on a combination of copyright, trademark, trade dress and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have fifteen patents. We have also filed patent applications, but we cannot guarantee that patents will be issued with respect to our current patent applications in a manner that gives us the protection that we seek or at all. Our patents and any future patents issued to us may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
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
Competition
We face competition from both traditional, larger software vendors offering enterprise-wide software frameworks and services and smaller companies offering point solutions for application, database, log and event, network, remote monitoring and management, storage resource or virtualization management. We also compete with network equipment vendors and systems management product providers whose products and services also address network and IT management requirements. Our principal competitors vary depending on the product we offer and include Hewlett Packard, IBM, CA Technologies, Cisco Systems, Inc., VMware, Inc., EMC Corporation, NetApp, Inc., BMC Software, Inc., Quest Software, now a part of Dell Inc., Infoblox Inc., and several smaller vendors.
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

Employees
As of December 31, 2013, we had 1,312 full-time employees, of which 560 were employed in the United States and 752 were employed outside of the United States. We consider our current relationship with our employees to be good. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.
Additional Information
Our website address is www.solarwinds.com. Our website and the contents therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	our ability to maintain and increase sales to existing customers and to attract new customers;

•	general economic, industry and market conditions that impact expenditures for enterprise IT management software in the United States and other countries where we sell our software;

•	decline in maintenance or subscription renewals;

•	our ability to generate a significant volume of qualified sales leads;

•	our ability to convert qualified sales leads into new license sales;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure and customer acquisition;

•	our failure to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;

•	the timing of revenue and expenses related to the development or acquisition of technologies, products or businesses;

•	potential goodwill and intangible asset impairment charges and amortization associated with acquired businesses;

•	potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity;

•	the timing and success of new product introductions by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	occasional large customer orders, including in particular those placed by the U.S. federal government;

•	unpredictability and timing of buying decisions by the U.S. federal government; and

•	changes in tax rates in jurisdictions in which we operate.
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
If we are unable to generate significant volumes of sales leads from Internet search engines, marketing initiatives and traffic to our websites, then our revenue may not grow as expected or may decline.
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
We also generate leads through various other marketing activities such as targeted email campaigns, social marketing programs, attending IT management related trade shows, and hosting webinars on IT management issues. Our marketing efforts may be unsuccessful in generating evaluation downloads, resulting in fewer sales leads. If we fail to generate a sufficient volume of leads from these activities and/or such sales leads do not result in actual sales, our revenue may not grow as expected or could decrease and our operating results could suffer.
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
Economies in many countries are continuing to experience uncertain and challenging conditions as a result of a multitude of factors, including, but not limited to, sovereign debt levels and threatened defaults, credit downgrades, declines in gross domestic product, increases in unemployment, political uncertainty or unrest and volatility in commodity prices and worldwide stock markets. During these challenging and uncertain economic periods, customers may reduce or delay technology purchases, including purchases of our software products. Our typically short sales cycle may lengthen if purchasing decisions are delayed as a result of uncertain information technology budgets, contract negotiations become more protracted or customers institute additional internal approvals for software purchases. Uncertain and challenging economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collecting accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, financial condition, operating results and cash flows.

The ability to recruit, retain and develop key employees is critical to our success and growth, and our inability to attract and retain qualified personnel could harm our business.
Our business requires certain expertise and intellectual capital, particularly within our management team. For us to compete successfully and grow, we must retain, recruit and develop key personnel who can provide the needed expertise for our industry and products. As we move into new geographic areas, we will need to attract, recruit and retain qualified personnel in those locations. In addition, acquisitions could cause us to lose key personnel of the acquired businesses. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional key personnel or may fail to effectively replace current key personnel who depart with qualified or effective successors. We believe that replacing our key personnel with qualified successors is particularly challenging as we feel that our business model and approach to marketing and selling our products are unique. Any successors that we hire from outside of the Company would likely be unfamiliar with our business model and may therefore require significant time to understand and appreciate the important aspects of our business or fail to do so altogether. Our effort to retain and develop personnel may also result in significant additional expenses, including stock-based compensation expenses, which could adversely affect our profitability. New regulations and volatility or lack of performance in our stock price could also affect the value of our equity awards, which could affect our ability to attract and retain our key employees. We have made significant changes, and may make additional changes in the future, to our senior management team and other key personnel. We cannot provide assurances that key personnel, including our executive officers, will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business.
Failure to expand our sales operations effectively could harm our ability to increase our customer base and achieve broader market acceptance of our products.
Increasing our customer base and achieving broader market acceptance of our products will depend on our ability to expand our sales operations effectively. We are substantially dependent on our direct sales force, and to a significantly lesser extent on certain resellers and distributors, to obtain new customers. We plan to continue to expand our sales force both domestically and internationally. Our ability to achieve significant growth in revenue in the future will depend on our success in recruiting, training and retaining sufficient numbers of sales personnel, and on the productivity of those personnel. Our recent and planned personnel additions may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do or plan to do business. Our operating results will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.
Our business depends on customers renewing their maintenance or subscription agreements. Any decline in customer renewals could harm our future operating results.
We sell most of our products pursuant to a perpetual license, which ordinarily includes one year of maintenance as part of the initial price. We sell certain of our products pursuant to subscription agreements, which ordinarily have a subscription period of one year. We generally invoice subscription agreements monthly in advance over the subscription period. We introduced our subscription offerings in the second quarter of 2013 as a result of the acquisition of N-able Technologies. Our customers have no obligation to renew their maintenance or subscription agreements after the expiration of the initial period. Additionally, customers could cancel their subscription agreements prior to the expiration of the subscription period, which could result in us recognizing less subscription revenue than expected over the term of the agreement. We may be unable to predict future customer renewal rates accurately. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our products, the prices of our products, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their maintenance or subscription arrangements or if they renew them on less favorable terms, our revenue may decline and our business will suffer. A substantial portion of our quarterly maintenance and subscription revenue is attributable to agreements entered into during previous quarters. As a result, if there is a decline in renewed maintenance or subscription agreements in any one quarter, only a small portion of the decline will be reflected in our revenue recognized in that quarter and the rest will be reflected in our revenue recognized in the following four quarters or more.
Acquisitions present many risks that could have a material adverse effect on our business and results of operations.
In order to expand our business, we have made several acquisitions and expect to continue making similar acquisitions and possibly larger acquisitions as part of our growth strategy. The success of our future growth strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Our past mergers and acquisitions and any mergers and acquisitions that we do in the future involve numerous risks, including, but not limited to, the following:

•	difficulties in integrating and managing the operations, personnel, systems, technologies and products of the companies we acquire;

•	diversion of our management’s attention from normal daily operations of our business;

•	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates, resellers, distributors and partners of the companies we acquire;

•
our inability to increase revenues from an acquisition for a number of reasons, including our failure to drive demand in our existing customer base for acquired products and our failure to obtain maintenance renewals or upgrades and new product sales from customers of the acquired businesses;

•	increased costs related to acquired operations and continuing support and development of acquired products;

•	our responsibility for the liabilities of the businesses we acquire;

•	potential goodwill and intangible asset impairment charges and amortization associated with acquired businesses;

•	adverse tax consequences associated with acquisitions;

•	changes in how we are required to account for our acquisitions under U.S. generally accepted accounting principles, including arrangements that we assume from an acquisition;

•	potential negative perceptions of our acquisitions by customers, financial markets or investors;

•
failure to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if at all, which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition;

•	potential increases in our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•	our inability to apply and maintain our internal standards, controls, procedures and policies to acquired businesses; and

•	potential loss of key employees of the companies we acquire.
Additionally, acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves or require us to incur additional debt under our Credit Agreement or otherwise. We may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. We may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us. If we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders will experience ownership dilution.
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
Our operating income could fluctuate and may continue to decline as a percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business.
As a percentage of revenue, our operating income was 36.3%, 42.3% and 42.2% for the years ended December 31, 2013, 2012 and 2011, respectively. We have made significant investments in our operations to support additional growth, such as hiring substantial numbers of new personnel, investing in new facilities, acquiring other companies or their assets and establishing and broadening our international operations in order to expand our business. In 2013, we acquired new operations in Ottawa, Canada and Boulder, Colorado through our acquisitions of N-able and Confio, respectively, which increased our operating expenses in the second half of 2013. We expect these acquisitions will continue to increase our operating expenses in future periods. We also increased our investments in the fourth quarter of 2013 primarily to expand our research and development efforts, increase our sales and marketing activities and broaden our international operations. We expect to continue to make these additional investments to support anticipated future growth in our business. These investments may not yield increased revenue, and even if they do, the increased revenue may not offset the amount of the investments. We also expect to continue to pursue acquisitions in order to expand our presence in current markets or new markets, many or all of which may increase our operating costs more than our revenue. As a result of all of these factors, our operating income could fluctuate and may continue to decline as a percentage of revenue relative to our prior annual periods.
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
We depend significantly on our core products, which represent a majority of our revenue in 2013, 2012 and 2011. If we are unable to add products and develop enhancements to our core products that are satisfactory to our customers, or if our customers purchase or develop their own competing products and technologies causing a reduction in demand for our core products, our operating results will be harmed.
We depend on the U.S. federal government for a meaningful portion of our sales, including maintenance renewals, and orders from the U.S. federal government are unpredictable. The delay or loss of these sales may harm our operating results.
A meaningful portion of our sales, including maintenance renewals, are to a number of different departments of the U.S. federal government. Any factors that cause a decline in government expenditures generally or government IT expenditures in particular could cause our revenue to grow less rapidly or even to decline. These factors include, but are not limited to, constraints on the budgetary process, including changes in the policies and priorities of the U.S. federal government, the impact of sequestration under the Budget Control Act of 2011 or other deficit-reduction measures, and any shutdown of the U.S. federal government. Furthermore, sales orders from the U.S. federal government tend to be dependent on many factors and therefore unpredictable in timing. Any sales we expect to make in a fiscal quarter may not be made in that quarter or at all, and our operating results for that quarter may therefore be adversely affected.
Because our long-term success depends on our ability to operate our business internationally and increase sales of our products to customers located outside of the United States, our business will be susceptible to risks associated with international operations.
We have international operations in the Republic of Ireland, the Czech Republic, Canada, Australia, India, Singapore, the Philippines and the Netherlands, all of which were established or acquired since 2007. We also expect to continue to expand our international operations for the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include, but are not limited to:

•	fluctuations in currency exchange rates (which we only hedge to a limited extent at this time);

•	the complexity of, or changes in, foreign regulatory requirements;

•	difficulties in managing the staffing of international operations, including compliance with local labor and employment laws and regulations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, overlapping tax regimes, restrictions on the repatriation of earnings and changes in tax rates;

•	dependence on resellers and distributors to increase customer acquisition or drive localization efforts;

•	the burdens of complying with a wide variety of foreign laws and different legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	longer sales cycles;

•	political, social and economic instability abroad;

•	terrorist attacks and security concerns in general;

•	reduced or varied protection for intellectual property rights in some countries; and

•	the risk of U.S. regulation of foreign operations.
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
We face competition from both traditional, larger software vendors offering enterprise-wide software frameworks and services and smaller companies offering point solutions for application, database, log and event, network, remote monitoring and management, storage resource or virtualization management. We also compete with network equipment vendors and systems management product providers whose products and services also address network and IT management requirements. Our principal competitors vary depending on the product we offer and include Hewlett Packard, IBM, CA Technologies, Cisco Systems, Inc., VMware, Inc., EMC Corporation, NetApp, Inc., BMC Software, Inc., Quest Software, now a part of Dell Inc., Infoblox Inc., and several smaller vendors.
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
We have substantially expanded our overall business, customer base, headcount and operations since 2006 both domestically and internationally. In 2013, we opened a new facility in Lehi, Utah and acquired new operations in Ottawa, Canada and Boulder, Colorado through our acquisitions of N-able and Confio, respectively.  Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. As we continue to grow, we must effectively integrate and manage expanded operations and a large number of new employees in geographically distributed locations, while maintaining the effectiveness of our business model and approach to marketing and selling our products. If we are unable to manage our growth effectively, our operating results will suffer.
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
In particular, the software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received, and from time to time may receive, letters claiming that our products infringe or may infringe the patents or other intellectual property rights of others. As we face increasing competition and increasing brand awareness, the possibility of additional intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, we have licensed from other parties proprietary technology covered by patents and other intellectual property rights, and these patents or other intellectual property rights may be challenged, invalidated or circumvented. These types of claims could harm our relationships with our customers, might deter future customers from acquiring our products or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in that litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named as a party. Additionally, we use open source software in our products and expect to continue to use open source software in the future. We may face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. Any of these results would have a negative effect on our business and operating results.
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
We rely primarily on a combination of patent, copyright, trademark, trade dress, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have fifteen patents and have also filed patent applications, but patents may not be issued with respect to these applications. Our patents and any future patents issued to us may be challenged, invalidated or circumvented, and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
We endeavor to enter into agreements with our employees and contractors and with parties with which we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use, misappropriation or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours and may infringe our intellectual property. The enforcement of our intellectual property rights also depends on our legal actions against these infringers being successful, but these actions may not be successful, even when our rights have been infringed. Further, any litigation, whether or not resolved in our favor, could be costly and time-consuming.
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
In October 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association and certain other lenders, which provides for a $125 million revolving credit facility with a $30 million letter of credit sublimit and a $15 million swingline loan sublimit. We have in the past, and may in the future, borrow under the Credit Agreement in order to fund working capital requirements, including, without limitation, to finance acquisitions. In October 2013, we borrowed $40.0 million at an interest rate of approximately 1.4% under a revolving loan pursuant to the Credit Agreement to facilitate our acquisition of Confio.
The Credit Agreement contains customary affirmative and negative covenants. The covenants, among other things, limit or restrict our and our subsidiaries’ abilities to incur indebtedness, grant liens, make investments, merge or consolidate, dispose of assets, pay dividends or make distributions, make acquisitions and enter into certain transactions with affiliates, in each case subject to customary exceptions. We are also required to maintain compliance with a consolidated total leverage ratio and a consolidated interest coverage ratio.  Our ability to comply with these financial covenants will depend on our future performance, which may be affected by financial, business, economic, regulatory and other factors summarized in this section “Risk Factors,” many factors of which are outside of our control.
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
Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business. See Note 9, Credit Agreement, in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for additional information regarding our Credit Agreement.
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
We have documented and tested our internal controls over financial reporting for the year ended December 31, 2013. If in the future we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if as part of our process of documenting and testing our internal controls over financial reporting, we or our independent registered public accounting firm identify deficiencies or areas for further attention and improvement, implementing appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our services to new and existing customers.
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
The laws of some states and countries require businesses that maintain personal information about their residents in electronic databases to implement reasonable measures to keep that information secure. In addition, under the laws of some states and countries, if there is a breach of our computer systems and we know or suspect that unencrypted personal customer information has been stolen, we are required to inform any customers whose information was stolen, which could harm our reputation and business. Other states and countries have enacted different and often contradictory requirements for protecting personal information collected and maintained electronically. Compliance with numerous and contradictory requirements of the different states and countries is particularly difficult for an online business such as ours that collects personal information from customers in multiple jurisdictions. Failure to comply with these laws could result in legal liability. In addition, we could suffer adverse publicity and loss of customer confidence were it known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our customers had given to us. This could result in a loss of customers and revenue that could jeopardize our success. We may not be successful in avoiding potential liability or disruption of business resulting from the failure to comply with these laws. If we were required to pay any significant amount of money in satisfaction of claims under these new laws, or any similar laws enacted by other jurisdictions, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any of these laws, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.
If we sustain system failures, cyber attacks to our systems or to our products or other data security breaches, we could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm and other serious negative consequences.
We are heavily dependent on our technology infrastructure to sell our products and operate our business. Our servers and those of our third party service providers are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, cyber attacks such as computer viruses, computer denial-of-service attacks, physical or electronic break-ins and other events. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our website or our products or otherwise exploit any security vulnerabilities of our website or our products, including those we distribute of third parties. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems.

The foregoing security problems could result in, among other consequences, loss or theft of, our customers’ proprietary or personally identifiable information. The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers that may impede sales of our products or other critical functions. We could lose existing or potential customers in connection with any actual or perceived security vulnerabilities in our websites or our products. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third parties, could expose us, our customers, or other third parties affected to a risk of loss or misuse of this information, result in litigation, damage our brand and reputation, or otherwise harm our business, operating results and financial condition.
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
Our results of operations for the years ended December 31, 2013 and 2011 benefit from the tax credit incentives under the U.S. research and experimentation tax credit, or R&E tax credit. Our results of operations for the year ended December 31, 2012 do not reflect an income tax benefit related to the R&E tax credits as the R&E tax credit expired on December 31, 2011. However, the R&E tax credit was extended by the signing of the American Taxpayer Relief Act of 2012, or the Act, on January 2, 2013. The Act retroactively reinstated and extended the R&E tax credit from January 1, 2012 through December 31, 2013. Since the Act was enacted during 2013, the income tax benefit related to the 2012 R&E tax credit was reflected in our results of operations for the year ended December 31, 2013.
The R&E tax credit expired on December 31, 2013, and may not be renewed, or if renewed, it may be renewed on terms significantly less favorable than current tax incentives or on terms resulting in our disqualification from the benefits of the R&E tax credit. The elimination or significant reduction in the tax credit would increase our effective tax rate and would adversely affect our results of operations.
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
We intend to invest our non-U.S. earnings permanently in foreign operations. If for some reason our need for U.S. cash changes, and we are unable to remit these foreign earnings to our U.S. entities in a tax-free manner, we could incur material U.S. federal tax liabilities which could adversely impact our business and financial performance.
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
We have a number of shares of common stock authorized but unissued and not reserved for issuance under our equity incentive plans or otherwise. As of December 31, 2013, we had 75.0 million shares outstanding, 4.6 million shares subject to issuance upon the exercise of stock options and settlement of restricted stock units, and 12.1 million shares available for issuance under our 2008 equity incentive plan, or 2008 Plan. In addition, our 2008 Plan contains an evergreen provision, which provides for an automatic annual increase in the number of shares available for issuance under the 2008 Plan on the first day of each fiscal year in an amount equal to the lesser of 6.0 million shares, 4.75% of the number of shares outstanding on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by our board of directors. For 2014, the amount of the annual increase pursuant to the evergreen provision was 1.8 million shares of common stock. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to pursue strategic acquisitions and may pay for such acquisitions, in part or in full, through the issuance of additional equity. Any issuance of shares in connection with our acquisitions, the exercise of stock options, the settlement of restricted stock units or otherwise would dilute the percentage ownership held by our then existing stockholders and could cause our stock price to decline.
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
We have neither declared nor paid any cash dividends on our common stock. We do not expect to pay dividends on our common stock for the foreseeable future and currently anticipate that all of our earnings will be used for the operation and growth of our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We lease our offices and do not own any real estate. Our corporate headquarters is located in Austin, Texas and currently consists of 109,645 square feet of leased space.  We plan to move our corporate headquarters in the second quarter of 2014 to a new location in Austin, Texas.  Our future corporate headquarters will consist of approximately 172,000 square feet in the first year and will increase to approximately 230,000 square feet in the second year.  We also lease office space domestically and internationally in various locations for our operations, including facilities located in Utah, Colorado, Canada, the Czech Republic, Ireland and India.  See Note 15, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements for more information about our lease commitments.
We believe our current facilities, combined with our planned expansions to our facilities, will be adequate for the foreseeable future. If we require additional or substitute space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we have been and may be involved in various legal proceedings and claims, including the pending litigation discussed below, as well as other legal proceedings and claims that have not been fully resolved and that have arisen in our ordinary course of business. In the opinion of management, there is not at least a reasonable possibility that we may incur a material loss, or a material loss in excess of a recorded accrual, with respect to any legal proceedings. However, the outcome of legal proceedings and claims brought against us are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management’s expectations, our consolidated financial statements for a particular period could be materially adversely affected. See the risk factor “Litigation exposure related to our pending and any future litigation could adversely affect our results of operations, profitability and cash flows” in Part I, Item 1A under the heading “Risk Factors.”
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
'696 Case
On March 30, 2012, Uniloc Luxembourg, S.A. and Uniloc USA, Inc. brought a lawsuit against the Company and several other defendants in the Eastern District of Texas. The complaint filed by Uniloc alleges that the Company and each of the other fifteen named defendants' software infringe U.S. patent 7,024,696 (“696 Patent”) allegedly owned by Uniloc. Uniloc alleges that the Company's software, specifically its license key system, infringes upon its patent that utilizes a system for activating software products through a registration process. On November 18, 2013, the Eastern District of Texas, at the request of Uniloc dismissed this case with prejudice. Therefore, the case is no longer pending and cannot be refiled by Uniloc.

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
Market Information
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SWI.” The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NYSE:

	Sales Price Per Share in 2013
Quarter	Low	High
Fourth Quarter	$31.94	$39.15
Third Quarter	$34.54	$46.25
Second Quarter	$37.96	$59.57
First Quarter	$52.06	$61.52

	Sales Price Per Share in 2012
Quarter	Low	High
Fourth Quarter	$44.83	$58.57
Third Quarter	$39.10	$60.95
Second Quarter	$35.34	$48.64
First Quarter	$27.25	$42.22
On February 12, 2014, the last reported sales price of our common stock on the NYSE was $43.10 per share and, as of December 31, 2013, there were 22 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.
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
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between May 20, 2009 (the date of our initial public offering, or IPO) and December 31, 2013, with the cumulative total return of (i) the Russell Midcap Index and (ii) the Nasdaq Computer Index, or the Industry Index. This graph assumes the investment of $100 on May 20, 2009 in our common stock at our IPO offering price of $12.50 per share, the Russell Midcap Index and the Industry Index, and assumes the reinvestment of dividends, if any. The Industry Index consists of NASDAQ-listed computer hardware and software companies that provide products or services. Note that historic stock price performance is not necessarily indicative of future stock price performance.
The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands) (1), (2)
October 1-31, 2013	212,275	$35.64	212,275	$28,798
November 1-30, 2013	177,766	33.64	177,766	22,818
December 1-31, 2013	146,354	34.66	146,354	17,746
Total	536,395	34.71	536,395	17,746

(1)	Amounts exclude fees and commissions associated with the share repurchases.

(2)
On July 29, 2013, we announced that our Board of Directors approved a share repurchase program, authorizing us to purchase up to $50.0 million of our outstanding common stock. We are authorized to make purchases in the open market, including pursuant to a Rule 10b5-1 plan, or in privately negotiated transactions. We expect that purchases will be funded using our cash on hand, cash generated from operations or borrowings under our Credit Agreement. Shares were retired upon repurchase. We expect the repurchases will occur on or before August 1, 2014 although the exact timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. The program may be extended, suspended or discontinued at any time without prior notice.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
We have derived the following consolidated statement of income data for 2013, 2012 and 2011 and consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements contained in this Annual Report on Form 10-K. We have derived the following consolidated statement of income data for 2010 and 2009 and consolidated balance sheet data as of December 31, 2011, 2010 and 2009 from our audited consolidated financial statements included in our other SEC filings and not included in this Annual Report. You should read the consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of our results to be expected in any future period.

Consolidated Statements of Income Data: (in thousands, except per share data)	Year Ended December 31,
	2013	2012	2011	2010	2009
Revenue:
License	$135,839	$123,984	$92,254	$75,603	$62,378
Maintenance and other	191,491	144,980	106,104	76,790	54,068
Subscription (1)	8,055	—	—	—	—
Total revenue	335,385	268,964	198,358	152,393	116,446
Cost of revenue	27,916	18,400	11,989	7,930	4,860
Gross profit	307,469	250,564	186,369	144,463	111,586
Operating expenses:
Sales and marketing	99,289	73,046	53,850	43,252	30,548
Research and development	37,514	28,769	21,332	15,731	11,199
General and administrative	49,044	35,649	28,076	23,476	26,038
Accrued earnout gain	(125)	(570)	(664)	—	—
Total operating expenses	185,722	136,894	102,594	82,459	67,785
Operating income	121,747	113,670	83,775	62,004	43,801
Other income (expense):
Interest income	396	430	308	177	267
Interest expense	(215)	—	—	(1,146)	(4,253)
Other income (expense), net	(425)	419	720	115	90
Total other income (expense)	(244)	849	1,028	(854)	(3,896)
Income before income taxes	121,503	114,519	84,803	61,150	39,905
Income tax expense	31,725	33,176	22,360	16,404	10,396
Net income	$89,778	$81,343	$62,443	$44,746	$29,509
Basic earnings per share available to common stockholders	$1.19	$1.10	$0.86	$0.65	$0.58
Diluted earnings per share available to common stockholders	$1.17	$1.07	$0.84	$0.61	$0.52
Shares used in computation of basic earnings per share	75,182	74,166	72,812	68,664	51,042
Shares used in computation of diluted earnings per share	76,475	76,035	74,413	72,862	56,824

Consolidated Balance Sheet Data: (in thousands)	December 31,
	2013	2012	2011	2010	2009
Cash and cash equivalents	$165,973	$179,702	$122,707	$142,003	$129,788
Short-term and long-term investments	30,339	62,099	29,688	—	—
Working capital	48,991	146,554	93,187	108,203	89,699
Deferred revenue	135,191	102,756	77,147	55,758	38,647
Total assets	706,342	517,395	362,408	247,477	181,470
Current debt obligations (2)	40,000	—	—	—	—
Long-term obligations	21,791	9,391	4,367	3,992	29,377
Total stockholders’ equity	483,894	382,814	264,947	175,609	89,066

(1)
Subscription revenue is from the sale of products introduced as a result of our acquisition of N-able in the second quarter of 2013. See Note 2, Acquisitions, in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for additional information regarding our acquisition of N-able.

(2)
Current debt obligations as of December 31, 2013 consist of outstanding principal amounts under a revolving loan that was used to finance a portion of the consideration paid upon the acquisition of Confio. See Note 9, Credit Agreement, in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for additional information regarding our Credit Agreement and Note 2, Acquisitions, in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for additional information regarding our acquisition of Confio.

.

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
Acquisitions
We have made multiple acquisitions of businesses as part of our growth strategy, including the following acquisitions during 2013:

•
In May 2013, we acquired N-able Technologies International, Inc., or N-able, for $127.7 million. The acquisition of N-able increased our product offerings and we believe will allow us to leverage the large opportunity associated with the adoption of cloud and SaaS-based services among small and medium-sized businesses, or SMBs, by enhancing our remote monitoring and management, or RMM, offerings and adding managed service provider, or MSP, service automation to the broad range of management challenges that we address for the IT industry.

•
In October 2013, we acquired Confio Corporation, or Confio, a database performance management company, for approximately $103.0 million. By acquiring Confio, we added database performance management solutions to our product portfolio.

We account for our acquisitions using the acquisition method of accounting. Accordingly, the financial results for our acquisitions are included in our consolidated financial results since the applicable acquisition dates. For further information regarding these acquisitions, see Note 2, Acquisitions in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
Key Financial Highlights
Key financial highlights for 2013 include the following:

•	Total revenue was $335.4 million for 2013 compared to $269.0 million for 2012, or an increase of 24.7%;

•	Combined maintenance and subscription revenue for 2013 was $199.5 million compared to $145.0 million for 2012, representing 37.6% year-over-year growth in recurring revenue;

•	Net income was $89.8 million for 2013 compared to $81.3 million for 2012, or an increase of 10.4%;

•	Net income was $1.17 per share on a fully diluted basis for 2013 compared to $1.07 per share on a fully diluted basis for 2012, or an increase of 9.3%, and

•	Cash flow from operating activities was $163.3 million for 2013 compared to $143.4 million for 2012, or an increase of 13.9%.
In 2013, we invested across our business and, in particular, in areas that we believe are an important foundation for our long term growth such as:

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

We are committed to our business model and have continued to focus on ways to leverage and refine our model. We are pursuing a number of strategies that we believe will enable us to continue to grow. We have made progress towards our goals in recent periods but there are still many areas where we believe that we can continue to grow and improve. We expect to grow our business by investing in the following initiatives:

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

•	Acquiring and internally developing products that will expand our presence in our current markets or new markets; and

•	Expanding our international operations company-wide at lower cost locations to drive our competitive advantage.
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
Revenue Growth
Revenue growth includes the total revenue growth in our license, maintenance and subscription revenue, which are critical to our long-term success. We have employed a differentiated business model for marketing and selling high volumes of enterprise-class software, which is focused on revenue growth at high operating margins. We regularly review our total revenue growth to measure the success of our investments and strategic business decisions. We have built a financial and operational model that focuses on the long-term value of our customer relationships. After the initial new license or subscription purchase, our goal is to create opportunities for sales of additional products, license or subscription upgrades and renewal purchases from the customer. This is an important component of our financial model and future revenue growth. This model is based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our IT management products. Our recurring revenue, which includes maintenance and subscription revenue, is reflective of the relationship we have built with our customers. Our annual revenue growth percentages were 24.7%, 35.6% and 30.2% for the years ended December 31, 2013, 2012 and 2011, respectively. We expect our revenue growth to be approximately 22-25% for the fiscal year 2014.
Non-GAAP Operating Income and Non-GAAP Operating Margin
Our management uses non-GAAP operating income and non-GAAP operating margin as key measures of our performance. Because our non-GAAP operating income excludes certain items such as amortization of intangible assets, stock-based compensation and related employer-paid payroll taxes, certain acquisition related adjustments and restructuring charges that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance, particularly with respect to changes in performance from period to period. We use non-GAAP operating income and non-GAAP operating margin in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income and non-GAAP operating margin is not determined in accordance with GAAP and is not a substitute for, or superior to, financial measures determined in accordance with GAAP. We increased our investments in the business in the last half of 2013 and we expect our non-GAAP operating margin to be approximately 40-41% for fiscal year 2014.
For further discussion regarding non-GAAP financial measures including non-GAAP operating income, see “Non-GAAP Financial Measures” below.
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
In 2013, we recognized 26.5% of our revenue from sales by our international subsidiaries, which includes all subsidiaries outside of North America. We believe there is a substantial opportunity for additional sales of our software in Europe, Middle East and Africa, or EMEA, region, the Asian-Pacific region, and the Latin American region. We intend to increase our sales, marketing and support operations in these regions. However, we believe there is significant uncertainty regarding the economic conditions in certain of these geographic regions, particularly in parts of Europe. While we believe that any difficult economic conditions may adversely affect the sales of our products, this could also offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of some competing products.
We expect the U.S. federal government to continue to be a significant market opportunity, as we believe the ease of deployment, power and scalability of our products gives us a competitive advantage to sell to various agencies and departments of the U.S. federal government. The U.S. federal government new license sales, including both direct sales and sales through distributors and resellers, were 9.4% of our total new license sales in 2013 as compared to 10.7% and 12.8% of our total new license sales in 2012 and 2011, respectively. We have experienced and continue to expect inconsistency in the buying pattern of the U.S. federal government for larger transactions with our products. We believe that many of our larger transactions, both new licenses and maintenance renewals, with the U.S. federal government are dependent on specific projects that may not be continued at the same scale in the future due to budgetary cuts or other reasons, and the reduction or cancellation of specific projects such as these could result in our sales to the U.S. federal government growing less rapidly than expected or even decreasing. In addition, our sales, both new licenses and maintenance renewals, to the U.S. federal government are largely dependent on systems integrators, distributors and resellers whose purchases from us have been difficult to predict.

Key Components of Our Results of Operations
Sources of Revenue
Our revenue is primarily comprised of license, maintenance and subscription revenue.
License, Maintenance and Other Revenue. We primarily license our software under perpetual licenses, which ordinarily include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new perpetual licenses and upgrades of license size to our software. We have experienced annual growth in license revenue. Customers can renew, and generally have renewed, their maintenance agreements at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. Maintenance revenue is an important source of our future revenue. We have experienced strong and consistent annual and quarterly growth in maintenance and other revenue. Because our maintenance base continues to grow each year due to new license sales, high customer retention and acquisitions, we expect maintenance revenue to continue to increase in absolute dollars in future periods.
Subscription Revenue. We primarily derive subscription revenue from fees received from customers for time-based license arrangements and software-as-a-service, or SaaS, offerings which were introduced during the second quarter of 2013 as a result of our acquisition of N-able. We currently sell our subscription products separately from our perpetual offerings.
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
Our operating expenses increased in absolute dollars and as a percentage of revenue in 2013 compared to 2012 and 2011, as we have continued to build infrastructure and add employees through acquisitions and organic growth across all departments in order to accelerate and support our growth. The number of full-time employees as of December 31, 2013 was 1,312, as compared to 865 as of December 31, 2012 and 628 as of December 31, 2011. We added 188 full-time employees with the N-able acquisition in May 2013 and 70 full-time employees with the acquisition of Confio in October 2013, which increased our operating expenses in the second half of 2013. We expect these acquisitions will continue to increase our operating expenses in future periods as we invest in these businesses.
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
Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives, commissions earned by our sales personnel, the cost of marketing programs such as paid search, trade shows, search engine optimization and management, website maintenance and design and the cost of business development programs. We will continue to hire sales personnel in the United States and in our international sales offices to drive new license sales growth. We also expect to continue to invest in our websites, online user community site, brand awareness initiatives and marketing programs to drive customer downloads and support our new product launches.
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
Accrued Earnout Gain. Accrued earnout gain represents the change in the fair value of the contingent consideration liability recorded in connection with our acquisitions due to subsequent adjustments in the probability assumptions. We review the probability of achieving the earnout objectives each quarter to determine if the probability assumptions need to be adjusted and the contingent consideration revalued.
Other Income (Expense)
Other income (expense) primarily consists of interest income, interest expense, transactional foreign exchange gains (losses), foreign exchange contracts gains (losses) and grant income. We periodically receive government grant income related to grants in our Czech Republic and Ireland entities for the creation of job positions and related training costs. The amount and timing of the grant payments is determined by the Czech and Irish governments. Interest income represents interest received on our cash, cash equivalents and short-term and long-term investments, including any amortization or accretion of the premium and discount. Interest expense is associated with outstanding borrowings under our Credit Agreement dated October 2013. Foreign exchange gains (losses) primarily relate to expenses and billing transactions denominated in currencies other than the functional currency of the associated subsidiary. Foreign exchange contracts gains (losses) relate to the settlement of foreign currency forward contracts utilized to hedge foreign currency exposures that are not formally designated as hedges.
Income Tax Expense
Income tax expense primarily consists of corporate income taxes related to profits resulting from the sale of our software offerings by our four entities that sell our software, two in the United States, one in Canada and one in Ireland. The rate of taxation on income earned by our U.S. entities is higher than the rate of taxation on income earned by our Canadian and Irish entities. If our international income, as a percentage of total income, increases as we expect, then our effective income tax rate should correspondingly decline. However, our effective tax rate may be affected by many other factors, such as changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, the impact of accounting for uncertain tax positions, changes in our international structure, shifts in the amount of taxable income earned in the United States, as compared with other regions in the world, and changes in overall levels of income before tax.
Our results of operations reflect an income tax benefit from the tax credit incentives under the U.S. research and experimentation tax credit, or R&E tax credit, for the years ended December 31, 2011 and 2013. Our results of operations for the year ended December 31, 2012 do not reflect an income tax benefit related to the R&E tax credits as the R&E tax credit expired on December 31, 2011. However, the R&E tax credit was extended by the signing of the American Taxpayer Relief Act of 2012, or the Act, on January 2, 2013. The Act retroactively reinstated and extended the R&E tax credit from January 1, 2012 through December 31, 2013. Since the Act was enacted during 2013, the income tax benefit related to the 2012 R&E tax credit was reflected in our results of operations for the year ended December 31, 2013. Additionally, the 2013 R&E tax credit is also reflected in our results of operations for the year ended December 31, 2013.
The tax credit expired on December 31, 2013, and may not be renewed, or if renewed, it may be renewed on terms significantly less favorable than current tax incentives or on terms resulting in our disqualification from the benefits of the R&E tax credit. The elimination or significant reduction in the R&E tax credit would increase our effective tax rate and could adversely affect our results of operations in the future.

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
Acquisitions, Goodwill and Identifiable Intangible Assets. When we acquire businesses, we allocate the purchase price to the fair value of the assets acquired and liabilities assumed, including identifiable intangible assets. Any residual purchase price is recorded as goodwill. We must also estimate the fair value of any contingent consideration. The operating results of acquisitions are included in our consolidated financial statements from the effective date of the acquisition.
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
The acquired developed product technologies recorded for each acquisition were feasible at the date of acquisition as they were being actively marketed and sold by the acquired company at the acquisition date. In addition to the acquired developed product technologies, we also record intangible assets for the acquired company’s customer relationships, customer backlog, trademarks, in process research and development and non-competition covenants.
An impairment of goodwill or indefinite-lived intangible assets is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we assess qualitative factors to determine if it is more likely than not that goodwill and indefinite-lived assets might be impaired and whether it is necessary to perform the quantitative impairment test which considers our market capitalization compared with the carrying amount of our net assets on the date of the test, since we have only one reporting unit. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2013 and 2012, we performed our annual review of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for our reporting unit during any of the periods presented. No impairment charges have been required to date.
We evaluate long-lived assets, including identifiable intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment or our finite-lived intangibles and other assets, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2013 and 2012, there were no indicators that our long-lived assets were impaired.

Contingent Consideration. Our acquisitions may include contingent consideration payments based on future sales or product milestones of an acquired entity. We estimate the fair value of contingent consideration liabilities based on certain milestones of the acquired companies and estimated probabilities of achievement and discount the liabilities to present value using our pre-tax cost of debt. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. Changes in the fair value of contingent consideration liabilities may result from changes in discount periods, changes in the timing and amount of sales and/or other specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. At each reporting date, the contingent consideration liability is revalued to estimated fair value and changes in fair value subsequent to the acquisitions are reflected in net income in the consolidated statements of income and could cause a material impact to, and volatility in, our operating results.
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
Subscription Revenue. We primarily derive subscription revenue from fees received from customers for time-based license arrangements and software-as-a-service, or SaaS offerings. We generally invoice subscription agreements monthly in advance over the subscription period. Subscription revenue is recognized ratably over the subscription term when all revenue recognition criteria have been met. We introduced these offerings in the second quarter of 2013 as a result of the acquisition of N-able.

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
We use various assumptions in estimating the fair value of options at the date of grant using the Black-Scholes option model including expected dividend yield, volatility, risk-free rate of return and expected life. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assume the expected dividend yield to be zero. We estimate the expected volatility using a weighted average of the historical volatility of our common stock and historical volatility of comparable public companies from a representative industry peer group. We based the risk-free rate of return on the average U.S. treasury yield curve for five- and seven-year terms. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our common stock has been publicly traded. For all dates, we granted employees options at exercise prices equal to the fair value of the underlying common stock on the date of grant, which is the closing price of our common stock as reported by the NYSE.
We plan to grant restricted stock units as the primary form of equity awards to our employees in 2014. We will continue to grant restricted stock units and stock options to our executives and board of directors in 2014.
Income Taxes
We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of our assets and liabilities.
The guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. At December 31, 2013 and 2012, we had $15.1 million and $8.8 million of gross unrecognized tax benefits, respectively, all of which, if recognized, would affect our effective tax rate.
We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2013 and 2012, we had accrued interest and penalties related to unrecognized tax benefits of approximately $0.6 million and $0.2 million, respectively.
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
We intend to invest our non-U.S. earnings permanently in foreign operations, and for this reason, we do not record federal income taxes on the undistributed earnings of our foreign subsidiaries.

Comparison of the Years Ended December 31, 2013 and 2012

	Year Ended December 31,
	2013	% of Revenue	2012	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$135,839	40.5%	$123,984	46.1%	$11,855
Maintenance and other	191,491	57.1	144,980	53.9	46,511
Subscription	8,055	2.4	—	—	8,055
Total revenue	335,385	100.0	268,964	100.0	66,421
Cost of revenue	27,916	8.3	18,400	6.8	9,516
Gross profit	307,469	91.7	250,564	93.2	56,905
Operating expenses:
Sales and marketing	99,289	29.6	73,046	27.2	26,243
Research and development	37,514	11.2	28,769	10.7	8,745
General and administrative	49,044	14.6	35,649	13.3	13,395
Accrued earnout gain	(125)	—	(570)	(0.2)	445
Total operating expenses	185,722	55.4	136,894	50.9	48,828
Operating income	121,747	36.3	113,670	42.3	8,077
Other income (expense):
Interest income	396	0.1	430	0.2	(34)
Interest expense	(215)	(0.1)	—	—	(215)
Other income (expense), net	(425)	(0.1)	419	0.2	(844)
Total other income	(244)	(0.1)	849	0.3	(1,093)
Income before income taxes	121,503	36.2	114,519	42.6	6,984
Income tax expense	31,725	9.5	33,176	12.3	(1,451)
Net income	$89,778	26.8%	$81,343	30.2%	$8,435
Revenue
Revenue increased $66.4 million, or 24.7%, in the year ended December 31, 2013 compared to the year ended December 31, 2012. Total revenue by product group was $222.5 million and $198.5 million for network management, $97.1 million and $70.4 million for systems and application management and $15.8 million and $0 for our MSP products for the years ended December 31, 2013 and 2012, respectively.
Revenue from our international subsidiaries was 26.5% and 24.5% of total revenue in 2013 and 2012, respectively. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. We expect international sales as a percentage of our total sales in 2014 to remain consistent as compared to 2013. We plan to continue expanding our sales efforts outside of the U.S.
License, Maintenance and Other Revenue
License revenue increased $11.9 million due to continued growth in new license sales of our systems and application management products such as Solarwinds Server & Application Monitor, Web Help Desk and Solarwinds Database Performance Analyzer which was added through the acquisition of Confio. These increases were offset by decreases in other system management products such as DameWare and Storage Manager and other decreases in network management products. We had two transactions in 2012 that resulted in license revenue greater than $0.5 million, whereas we had three transactions that resulted in license revenue greater than $0.5 million in 2013.
New license sales in our commercial business increased 53.6% in 2013 as compared to 2012. Our commercial product transaction growth was 30.4% in 2013 as compared to 2012 as a result of our growth in new license sales of our systems management products, particularly Web Help Desk and Serv-U. As the number of product transactions fluctuates with changes in the business or product mixes, this also affects our average transaction size for new license sales. As of December 31, 2013, the commercial average transaction size for new license sales, was approximately $7,900 as compared to approximately $8,900 as of December 31, 2012, a decrease of 11.6%. The decrease in our average transaction size was primarily due to the high volume of transactions of our Web Help Desk and Serv-U products in the last year combined with their lower average transaction size than our other products.
In the fourth quarter of 2013, we changed the methodology for calculating our average transaction size and product transaction volume growth metrics. We now calculate these metrics using commercial transactions only and excluding any transactions that consist solely of our network management and systems and application management transactional products sold on a stand-alone basis or our MSP products. In addition, we no longer calculate these metrics using a trailing 12-month average. We have recalculated these metrics as disclosed in the revenue comparison for the years ended December 31, 2012 and 2011 based on the new methodology.
Maintenance and other revenue increased $46.5 million due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue. We have maintained high customer retention and in addition, our renewal base has continued to increase each quarter as we have begun to renew and recognize the maintenance revenue associated with our acquired products.
Subscription Revenue
Subscription revenue of $8.1 million is from the sale of products introduced as a result of our acquisition of N-able technologies in the second quarter of 2013. N-Central, N-able's flagship product for MSP's, had a strong performance as we transitioned N-able into a subscription model and invested in their business.
Cost of Revenue
Cost of revenue increased $9.5 million, or 51.7%, in 2013 compared to 2012. Cost of license revenue increased by $3.4 million in 2013 compared to 2012, primarily due to the amortization of acquired product technologies associated with our acquisitions that were completed in 2012 and 2013. Cost of maintenance revenue also increased $1.4 million, primarily due to increased headcount to support new customers, additional product offerings from acquisitions and internal product development. Cost of subscription revenue consists of personnel costs, amortization of acquired developed product technologies and other direct costs, including royalty fees and hosting fees, related to our subscription products and services which were introduced during the second quarter of 2013.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $26.2 million, or 35.9%, in 2013 compared to 2012. We continue to invest in the sales and marketing efforts that drive our revenue growth. In addition, we have increased employee headcount in our sales, marketing and maintenance renewal teams as a result of organic growth and through acquisitions. As a result of these expansion efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased by $18.0 million and marketing program costs increased $6.3 million. Our sales expense as a percentage of revenue remained consistent in 2013 as compared to 2012.
Research and Development. Research and development expenses increased $8.7 million, or 30.4%, in 2013 compared to 2012. This increase was primarily related to the increase in research and development headcount related to the acquisition of N-able in the second quarter of 2013. In addition, in order to support the ongoing development of acquired and new products, we continued to increase the size of our Czech Republic and India research and development centers during 2012 and 2013. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $6.1 million and contract services increased $2.6 million in 2013 as compared to 2012.
General and Administrative. General and administrative expenses increased $13.4 million, or 37.6%, in 2013 compared to 2012. This increase was primarily due to a $6.3 million increase in personnel costs, which include stock-based compensation expense, an increase of $1.9 million in amortization expense related to certain acquired intangible assets, and a $1.7 million increase in professional fees. In addition, restructuring charges, which primarily consist of accelerated depreciation on leasehold improvements and lease abandonment charges related to the closing of certain offices, increased $1.8 million.
Accrued Earnout Gain. We recorded a $0.1 million accrued earnout gain in 2013 as compared to a $0.6 million accrued earnout gain in 2012 due to the changes in probability of achieving certain sales milestones related to our acquisition related contingent considerations during the periods.
Other Income (Expense)
Other income (expense) decreased by $1.1 million primarily due to increases in net losses on foreign currency transactions and interest expense for the year ended December 31, 2013 as compared to 2012. In 2013, we borrowed $40.0 million at an interest rate of approximately 1.4% under a revolving loan under the Credit Agreement that was used to finance a portion of the consideration paid upon the acquisition of Confio.
Income Tax Expense
Our income tax expense decreased by $1.5 million in 2013 as compared to 2012. This decrease resulted from the availability of the U.S. R&E tax credit offset by an increase in our income before income taxes of $7.0 million when comparing the same periods. Our results of operations for the year ended December 31, 2012 do not reflect an income tax benefit related to the R&E tax credits as the R&E tax credit expired on December 31, 2011. However, the R&E tax credit was extended by the signing of the American Taxpayer Relief Act of 2012, or the Act, on January 2, 2013. The Act retroactively reinstated and extended the R&E tax credit from January 1, 2012 through December 31, 2013. Since the Act was enacted during 2013, the income tax benefit related to the 2012 R&E tax credit was included in our results of operations for the year ended December 31, 2013.
Our effective tax rate decreased from 29.0% in 2012 to 26.1% in 2013, which was primarily attributable to the availability of the U.S. R&E tax credit which resulted in the entire 2012 R&E tax credit being recognized in 2013 as well as an increase in international earnings, which are generally taxed at lower tax rates.

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
Revenue
Revenue increased $70.6 million, or 35.6%, in the year ended December 31, 2012 compared to the year ended December 31, 2011. Maintenance and other revenue increased $38.9 million due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue. We maintained high customer retention during 2012 and, in addition, our renewal base continued to increase each quarter as we began to renew and recognize the maintenance revenue associated with our acquired products. License revenue increased $31.7 million due to continued growth in new license sales of our newly acquired system management products and our network management products. We define newly acquired products as those acquired within the last year.

New license sales in our commercial business increased 36.9% in 2012 as compared to 2011. Our commercial product transaction growth was 33.1% in 2012 as compared to 2011 as a result of our growth in new license sales of our newly acquired systems management products and our network management products. As the number of product transactions fluctuates with changes in the business or product mixes, this also affects our average transaction size for new license sales. As of December 31, 2012, the commercial average transaction size for new license sales, was approximately $8,900 as compared to approximately $9,300 as of December 31, 2011, a decrease of 4.4%. We had three transactions in 2011 that resulted in license revenue greater than $0.5 million, whereas we had two transactions that resulted in license revenue greater than $0.5 million in 2012. Our revenue from our international subsidiaries was 24.5% and 23.7% of total revenue in 2012 and 2011, respectively.
The product transaction growth and average transaction size metrics disclosed above have been recalculated from prior period filings based on the new methodology we use to calculate these metrics as described above under the heading “Comparison of the Years Ended December 31, 2013 and 2012—Revenue.”
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
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $19.2 million, or 35.6%, in 2012 compared to 2011. During 2012, we continued to invest in the sales and marketing efforts that drive our revenue growth. In addition, we have increased employee headcount in our sales, marketing and maintenance renewal teams. As a result of these expansion efforts, our sales and marketing personnel costs, which include stock-based compensation expense, increased by $13.6 million, marketing program costs increased $4.7 million and other costs such as web-related contract services and fees increased $0.8 million. Our sales expense as a percentage of revenue remained consistent in 2012 as compared to 2011.
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
Other Income (Expense)
Other income (expense) decreased by $0.2 million primarily due to a decrease in the amount of grant income received in 2012 as compared to 2011 partially offset by decreases in acquisition related contingent consideration fair value adjustments due to the passage of time and net losses on foreign currency transactions. In 2012, we began utilizing purchased foreign currency forward contracts; therefore, the gains or losses on our foreign currency transactions are partially offset by the settlement of our foreign currency forward contracts.
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

Since the Act was enacted during 2013, the income tax benefit related to the 2012 R&E tax credit was reflected in our results of operations for the quarter ended March 31, 2013, which reduced our effective tax rate for the quarter and to a lesser extent the effective annual tax rate.
Non-GAAP Financial Measures
In addition to disclosing financial measures prepared in accordance with GAAP, this Form 10-K includes the following financial measures which are non-GAAP financial measures under SEC rules: (i) non-GAAP operating income; (ii) non-GAAP net income; and (iii) non-GAAP diluted earnings per share. Each of these financial measures excludes the impact of certain items and therefore has not been calculated in accordance with GAAP. In this report, these non-GAAP financial measures typically exclude stock-based compensation expense and related employer-paid payroll taxes; amortization of intangible assets; acquisition related adjustments, including contingent consideration fair value adjustments due to the changes in probability assumptions of achieving the earnout criteria and due to the passage of time; and restructuring charges. Each of these non-GAAP adjustments is described in more detail below. In addition to these adjustments, management may include or exclude additional items from these or similar non-GAAP financial measures in future periods to the extent that management believes such items may not be indicative of our core business. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is also included below.
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
Non-GAAP Operating Income

	Year Ended December 31,
(in thousands, except percentages)	2013	2012	2011
GAAP operating income	121,747	113,670	83,775
Amortization of intangible assets (1)	21,812	14,894	7,170
Stock-based compensation expense and related employer-paid payroll taxes (2)	23,450	15,819	10,974
Acquisition related adjustments (3)	1,108	445	1,339
Restructuring Charges (4)	2,236	—	—
Non-GAAP operating income	$170,353	$144,828	$103,258
GAAP operating margin	36.3%	42.3%	42.2%
Non-GAAP operating margin	50.8%	53.8%	52.1%

The increase in non-GAAP operating income for the year ended December 31, 2013 as compared to the same periods in 2012 and 2011 was primarily due to increases in the corresponding GAAP operating income, which was driven by higher revenue in the corresponding periods. Amortization of intangible assets, which is excluded from our non-GAAP operating income, also increased in 2013 as compared to 2012 and 2011 primarily due to increases in intangible assets resulting from the various acquisitions that were completed during 2012 and 2013. See Note 2, Acquisitions of our Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional acquisition details including the intangibles acquired. Stock-based compensation expense and related employer-paid payroll taxes increased in 2013 as compared to 2012 and 2011 primarily due to share-based incentive awards issued to employees for retention and, to a lesser extent, the addition of employees through acquisitions and organic growth. Our acquisition related adjustments fluctuate due to variations in the legal and accounting fees and restructuring costs associated with each of our acquisitions. Our restructuring charges primarily consist of lease abandonment charges and accelerated depreciation on leasehold improvements related to the closing of certain offices.
Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Share

	Year Ended December 31,
(in thousands, except per share information)	2013	2012	2011
GAAP net income	$89,778	$81,343	$62,443
Amortization of intangible assets (1)	21,812	14,894	7,170
Stock-based compensation expense and related employer-paid payroll taxes (2)	23,450	15,819	10,974
Acquisition related adjustments (3)	1,112	519	1,578
Restructuring charges (4)	2,236	—	—
Tax benefits associated with above adjustments (5)	(13,375)	(8,886)	(4,970)
Non-GAAP net income	$125,013	$103,689	$77,195
Weighted-average number of shares used in computing diluted earnings per share	76,475	76,035	74,413
GAAP diluted earnings per share	$1.17	$1.07	$0.84
Non-GAAP diluted earnings per share (6)	$1.63	$1.36	$1.04
The increase in non-GAAP net income for year ended December 31, 2013 as compared to the same periods in 2012 and 2011 was primarily due to increases in the corresponding GAAP net income and the adjustments discussed above in the calculation of non-GAAP operating income. Other adjustments to non-GAAP net income include fair value adjustments due to the passage of time related to contingent consideration included in acquisition related costs and the tax benefits associated with the excluded items. Non-GAAP diluted earnings per share increased for the year ended December 31, 2013 as compared to the same periods in 2012 and 2011 primarily due to the increase in non-GAAP net income as discussed above as the number of shares used in the computation did not change significantly.
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

Liquidity and Capital Resources
Cash and cash equivalents and short-term and long-term investments were $196.3 million as of December 31, 2013. Our international subsidiaries held approximately $108.2 million of cash and cash equivalents of which 87.2% was held in Euros as of December 31, 2013. We expect our international cash and cash equivalents to continue to increase as a percentage of our consolidated cash and cash equivalents. We currently intend that the earnings generated by our international operations will be invested indefinitely in those operations and we do not expect to repatriate those earnings to our domestic operations. If we were to try and repatriate these earnings, we would incur a U.S. federal income tax liability that is not currently accrued in our consolidated financial statements. Refer to Note 14, Income Taxes, of our Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional details.
Our available cash and cash equivalents are primarily held in bank deposits and money market funds at December 31, 2013. Our short-term and long-term investments, classified as available-for-sale securities, consist of corporate bonds and municipal bonds held in investment accounts in the United States.
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

Summarized annual cash flow information is as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net cash provided by operating activities	$163,320	$143,447	$110,530
Net cash used in investing activities	(205,124)	(103,118)	(142,414)
Net cash provided by financing activities	24,245	15,482	14,193
Effect of exchange rate changes	3,830	1,184	(1,605)
Net increase (decrease) in cash and cash equivalents	(13,729)	56,995	(19,296)
Operating Activities
Cash provided by operating activities is comprised of net income, adjustments primarily related to non-cash operating activities and changes in operating assets and liabilities. Adjustments for non-cash expenses were $38.4 million, $23.3 million and $16.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. These adjustments primarily consist of depreciation and amortization, stock-based compensation expense and excess tax benefits related to employee stock-based awards. Stock-based compensation expense reduced income before income taxes by $22.6 million, $15.3 million and $10.7 million in the years ended December 31, 2013, 2012 and 2011, respectively. We also recognized a gain on the change in fair value of our acquisition related earnouts of $0.1 million, $0.6 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, due to adjustments in our probability assumption of achieving the specified earnout criteria.
The change in cash flows relating to operating activities resulted from changes in operating assets and liabilities and is primarily driven by the sales of our software and maintenance renewals. The significant changes in operating assets and liabilities include the following:

•
Deferred revenue increased to $135.2 million at December 31, 2013 as compared to $102.8 million at December 31, 2012, resulting in an increase in operating liabilities and reflecting a cash inflow of $29.4 million for the year ended December 31, 2013. For the years ended December 31, 2012 and 2011, net cash provided by operating activities increased $22.5 million and $19.1 million, respectively, due to an increase in deferred revenue during those years as compared to the respective prior year. Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from maintenance fees.

•
Changes in our income tax receivable and payable balances are also significant components of our cash flows from operating activities. The decrease in our income tax payable was primarily due to tax payments made during 2013. Net cash provided by operating activities was reduced by income tax payments of $23.3 million in 2013, $15.3 million in 2012 and $1.0 million in 2011.

•
Accounts receivables increased to $45.7 million at December 31, 2013 as compared to $32.5 million at December 31, 2012 resulting in an increase in operating assets and reflecting a cash outflow of $6.3 million for the year ended December 31, 2013. The increase in accounts receivable for the years ended December 31, 2012 and 2011 as compared to the respective prior year resulted in cash outflows of $5.7 million and $7.0 million, respectively. Our accounts receivable balance fluctuates from period to period depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts, which affects our cash flow from operating activities. Our accounts receivable balance represents trade receivables from customers, including resellers and distributors, when we have provided software licenses and/or software maintenance agreements and we have not yet received payment. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.5 million, $0.3 million and $0.2 million at December 31, 2013, 2012 and 2011, respectively. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 43.3 days and 40.7 days at December 31, 2013 and 2012, respectively.

Investing Activities
Net cash used in investing activities for the year ended December 31, 2013 was primarily related to $223.5 million of cash used for acquisitions (refer to Note 2, Acquisitions, of our Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional details) and $17.3 million of cash used to purchase available-for-sale securities classified as short-term and long-term investments, offset by $48.2 million of proceeds from maturities of investments.

Net cash used in investing activities for the year ended December 31, 2012 was primarily related to $65.9 million of cash used to purchase available-for-sale securities classified as short-term and long-term investments and $66.0 million of cash used for acquisitions (refer to Note 2, Acquisitions, of our Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional details), offset by $33.9 million of proceeds from maturities of investments.
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
We expect our capital expenditures in fiscal year 2014 to be approximately $17 to $20 million, primarily related to our expected growth and expansions of our corporate headquarters in Austin, Texas and our international locations.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2013 was primarily due to proceeds received from borrowings under our Credit Agreement of $40.0 million, proceeds from the exercise of employee stock options of $13.1 million, and the excess tax benefit related to stock-based awards of $9.1 million, which is a reduction in cash payments related to income taxes, offset by repurchases of common stock of $37.3 million.
On October 4, 2013, we entered into a Credit Agreement with a syndicated group of lenders that provides for an unsecured $125.0 million revolving credit facility with a $30.0 million letter of credit sub-facility and a $15.0 million swingline loan sub-facility. On October 4, 2013, we borrowed $40.0 million at an interest rate of approximately 1.4% under a revolving loan under the Credit Agreement that was used to finance a portion of the consideration paid upon the acquisition of Confio. The agreement contains financial covenants and other customary affirmative and negative covenants. We were in compliance with all covenants as of December 31, 2013.
On July 29, 2013, we announced that our Board of Directors approved a share repurchase program, authorizing us to purchase up to $50.0 million of our outstanding common stock. We are authorized to make purchases in the open market, including pursuant to a Rule 10b5-1 plan, or in privately negotiated transactions. We expect that purchases will be funded using our cash on hand, cash generated from operations or borrowings under our Credit Agreement. During the year ended December 31, 2013, we repurchased 0.9 million shares of our common stock for an aggregate purchase price of $32.6 million. Shares were retired upon repurchase. We expect the repurchases will occur on or before August 1, 2014 although the exact timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. The program may be extended, suspended or discontinued at any time without prior notice.
In addition, for the year ended December 31, 2013, we withheld and retired shares of common stock to satisfy $4.7 million of minimum statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our consolidated financial statements as of December 31, 2013.
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
In November 2013, we filed an automatic shelf registration statement with the SEC, which enables us to offer and sell from time to time, in one or more offerings, an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, purchase contracts, purchase units or any combination thereof and is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Debt securities sold by us may be fully and unconditionally guaranteed on an unsecured basis by SolarWinds Worldwide, LLC, our principal operating subsidiary.  The specific terms of any offerings of securities under the automatic shelf registration statement will be provided in one or more supplements to the prospectus to be filed by us in connection with any future offering.

Contractual Obligations and Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal commitments as of December 31, 2013 consisted of operating lease obligations for our office facilities. The following table summarizes our outstanding contractual obligations as of December 31, 2013, that require us to make future cash payments:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$96,391	$7,382	$17,664	$13,538	$57,807
Purchase obligations (2)	9,167	8,929	238	—	—
Sub-total	$105,558	$16,311	$17,902	$13,538	$57,807
Uncertain tax positions (3)	15,136
Total	$120,694

(1)
In 2013, we entered into a lease agreement for our future corporate headquarters in Austin, Texas. We expect the lease to commence in the second quarter of 2014 for an initial lease term of thirteen years. At the inception of our new lease agreement in the second quarter of 2014, we plan to either terminate our existing lease through a settlement with our landlord or sublease all or part of our existing corporate headquarters to a third party for the remaining lease term through May 2016. If we are unable to terminate our lease or sublease the building, we would be required to recognize a loss for our remaining contractual obligation of $8.0 million.

(2)
Purchase obligations represent corporate health insurance costs, purchases of software license and support fees, marketing activities, accounting, legal and contractor fees and computer hardware and software costs.

(3)
We have included our long-term tax liabilities related to uncertain tax positions at December 31, 2013, however, we have not included the payments due by period as the timing and amounts that will be settled in cash, if any, are not known.

Off-Balance Sheet Arrangements
During 2013, 2012 and 2011, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements for the fiscal year ended December 31, 2013 that have had a significant impact on our consolidated financial statements or notes thereto.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain financial market risks, including the following:
Interest Rate Risk
We had cash and cash equivalents of $166.0 million and $179.7 million at December 31, 2013 and 2012, respectively. We also had short-term and long-term investments classified as available-for-sale securities of $30.3 million and $62.1 million at December 31, 2013 and 2012, respectively. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds, and our available-for-sale securities consist primarily of corporate bonds, municipal bonds and commercial paper held in investment accounts in the United States. We hold cash, cash equivalents and available-for-sale securities for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist of highly liquid investments purchased with original maturities of three months or less at December 31, 2013. Our portfolio of available-for-sale securities classified as investments is subject to market risk due to changes in interest rates. Changes in interest rates could impact our future investment income, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investment securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
We have interest rate risk relating to the associated interest expense under our Credit Agreement, which has the option to be indexed to Wells Fargo Bank’s prime rate, the federal funds rate or LIBOR. However, due to the short-term nature and notional amount of our variable rate obligations, a hypothetical increase of 100 basis points on an annual basis would not have a material impact on our interest expense or cash flows.
The revolving loans bear interest, at our option, at either (i) the one-, three-, or six-month per annum London Interbank Offered Rate ("LIBOR"), multiplied by the statutory reserve adjustment plus a margin, based on our consolidated total leverage ratio, ranging from 1.25% and 2.00% or (ii) the base rate, which is defined as the highest of (a) the agent's prime rate, (b) the federal funds rate plus 0.50% or (c) LIBOR for a period of one month plus 1.00% plus a margin, based on our consolidated total leverage ratio, ranging from 0.25% to 1.00%. Swingline loans accrue interest at a per annum rate based on the alternate base rate plus the applicable margin for base rate loans. See Note 9, Credit Agreement, in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for additional information regarding our Credit Agreement.
Foreign Currency Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our international subsidiaries was approximately 26.5% of our total revenue for the year ended December 31, 2013. The foreign currencies that we invoice and on which we collect are primarily the Euro, British Pound Sterling and Australian Dollar. Expenses incurred by our international subsidiaries are, generally, denominated in the local currency of the subsidiary. Our consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies.

We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operational and functional positions. As of December 31, 2013, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. See Note 6, Derivative Instruments, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a summary of the effect of derivative instruments on our consolidated statements of income.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in Internal Control— Integrated Framework issued in 1992 by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report.
N-able Technologies International, Inc., or N-able, has been excluded from management’s assessment of internal control over financial reporting as of December 31, 2013, because it was acquired by the Company in an acquisition in May 2013. N-able is a 100% owned subsidiary whose total assets and total sales represent approximately 2% and 5%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2013.
Our independent registered public accounting firm, which has audited our consolidated financial statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as stated in their report, which is included in Part II, Item 8 of this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materiality affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this report. We intend to include such information in our definitive proxy statement (“Proxy Statement”) related to our 2014 annual meeting of stockholders pursuant to Regulation 14A under the Exchange Act, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as described below, the information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.
Code of Business Ethics and Conduct
Our Board adopted a code of business ethics and conduct for all employees, including our executive officers and directors. The code of business ethics and conduct is available without charge upon request in writing to SolarWinds, Inc., 3711 South MoPac Expressway, Building Two, Austin, Texas 78746, Attn: General Counsel or on the investor relations portion of our website at www.solarwinds.com. The Company will disclose on its website at www.solarwinds.com, to the extent and in the manner permitted by Item 5.05 of Form 8-K, the nature of any amendment to this code of business ethics and conduct (other than technical, administrative, or other non-substantive amendments), our approval of any material departure from a provision of this code of business ethics and conduct, and our failure to take action within a reasonable period of time regarding any material departure from a provision of this code of business ethics and conduct that has been made known to any of our executive officers.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2013, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our Amended and Restated Stock Incentive Plan (“2005 Plan”) and our 2008 Equity Incentive Plan (“2008 Plan”):

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	4,572,763	(1)	$16.76	12,131,462	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	4,572,763		$16.76	12,131,462

(1)	Consists of 673,619 shares and 3,899,144 shares of common stock underlying outstanding options and restricted stock units granted under our 2005 Plan and 2008 Plan, respectively.

(2)
Represents shares of common stock available for issuance under our 2008 Plan as of December 31, 2013 and does not include the automatic increase on January 1, 2014 of 1,781,478 additional shares of our common stock reserved for issuance under our 2008 Plan.

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

SOLARWINDS, INC.

Dated:	February 14, 2014	By:	/s/ Jason Ream
Jason Ream
Executive Vice President, Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin B. Thompson	President, Chief Executive Officer and Director	February 14, 2014
Kevin B. Thompson	(principal executive officer)

/s/ Jason Ream	Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	February 14, 2014
Jason Ream

/s/ J. Barton Kalsu	Executive Vice President, Finance and Chief Accounting Officer (principal accounting officer)	February 14, 2014
J. Barton Kalsu

/s/ Steven M. Cakebread	Lead Independent Director	February 14, 2014
Steven M. Cakebread

/s/ J. Benjamin Nye	Director	February 14, 2014
J. Benjamin Nye

/s/ Ellen F. Siminoff	Director	February 14, 2014
Ellen F. Siminoff

/s/ Roger J. Sippl	Director	February 14, 2014
Roger J. Sippl

/s/ Lloyd G. Waterhouse	Director	February 14, 2014
Lloyd G. Waterhouse

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of SolarWinds, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of SolarWinds, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management has excluded N-able Technologies International, Inc., or N-able, from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in an acquisition in May 2013. We have also excluded N-able from our audit of internal control over financial reporting. N-able is a 100% owned subsidiary whose total assets and total revenues represent approximately 2% and 5%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
February 14, 2014

SolarWinds, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share information)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$165,973	$179,702
Short-term investments	19,327	49,276
Accounts receivable, net of allowances of $473 and $271 as of December 31, 2013 and 2012, respectively	45,694	32,506
Income tax receivable	1,535	142
Deferred taxes	5,410	1,712
Prepaid and other current assets	4,846	3,322
Total current assets	242,785	266,660
Property and equipment, net	9,213	8,342
Long-term investments	11,012	12,823
Deferred taxes	478	338
Goodwill	317,054	158,601
Intangible assets and other, net	125,800	70,631
Total assets	$706,342	$517,395
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,187	$4,050
Accrued liabilities and other	17,716	14,347
Income taxes payable	563	4,037
Current portion of deferred revenue	128,328	97,672
Current debt obligation	40,000	—
Total current liabilities	193,794	120,106
Long-term liabilities:
Deferred revenue, net of current portion	6,863	5,084
Non-current deferred taxes	4,975	483
Other long-term liabilities	16,816	8,908
Total liabilities	222,448	134,581
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 75,009,620 and 74,633,412 shares issued and outstanding as of December 31, 2013 and 2012, respectively	75	75
Additional paid-in capital	236,481	229,277
Accumulated other comprehensive income (loss)	2,953	(1,145)
Accumulated earnings	244,385	154,607
Total stockholders’ equity	483,894	382,814
Total liabilities and stockholders’ equity	$706,342	$517,395
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.
Consolidated Statements of Income
(In thousands, except for per share information)

	Year Ended December 31,
	2013	2012	2011
Revenue:
License	$135,839	$123,984	$92,254
Maintenance and other	191,491	144,980	106,104
Subscription	8,055	—	—
Total revenue	335,385	268,964	198,358
Cost of license revenue	11,633	8,203	4,097
Cost of maintenance and other revenue	11,612	10,197	7,892
Cost of subscription revenue	4,671	—	—
Gross profit	307,469	250,564	186,369
Operating expenses:
Sales and marketing	99,289	73,046	53,850
Research and development	37,514	28,769	21,332
General and administrative	49,044	35,649	28,076
Accrued earnout gain	(125)	(570)	(664)
Total operating expenses	185,722	136,894	102,594
Operating income	121,747	113,670	83,775
Other income (expense):
Interest income	396	430	308
Interest expense	(215)	—	—
Other income (expense), net	(425)	419	720
Total other income (expense)	(244)	849	1,028
Income before income taxes	121,503	114,519	84,803
Income tax expense	31,725	33,176	22,360
Net income	$89,778	$81,343	$62,443
Net income per share:
Basic earnings per share	$1.19	$1.10	$0.86
Diluted earnings per share	$1.17	$1.07	$0.84
Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share	75,182	74,166	72,812
Shares used in computation of diluted earnings per share	76,475	76,035	74,413
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$89,778	$81,343	$62,443
Other comprehensive income (loss):
Foreign currency translation adjustment	4,102	1,597	(1,502)
Unrealized gains (losses) on investments, net of income tax expense (benefit) of $(2), $14 and $(6) for the years ended December 31, 2013, 2012 and 2011 respectively	(4)	27	(11)
Other comprehensive income (loss)	4,098	1,624	(1,513)
Comprehensive income	$93,876	$82,967	$60,930
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2010	71,659	$72	$165,972	$(1,256)	$10,821	$175,609
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(1,502)	—	(1,502)
Unrealized gain (losses) on investments, net of taxes	—	—	—	(11)	—	(11)
Net income	—	—	—	—	62,443	62,443
Comprehensive income						60,930
Exercise of stock options	1,664	1	11,918	—	—	11,919
Restricted stock units issued, net of shares withheld for taxes	44	—	(342)	—	—	(342)
Stock-based compensation	—	—	10,690	—	—	10,690
Excess tax benefit from stock-based compensation	—	—	6,141	—	—	6,141
Balances at December 31, 2011	73,367	73	194,379	(2,769)	73,264	264,947
Comprehensive income:
Foreign currency translation adjustment	—	—	—	1,597	—	1,597
Unrealized gains (losses) on investments, net of taxes	—	—	—	27	—	27
Net income	—	—	—	—	81,343	81,343
Comprehensive income						82,967
Exercise of stock options	1,142	2	10,620	—	—	10,622
Restricted stock units issued, net of shares withheld for taxes	124	—	(1,472)	—	—	(1,472)
Stock-based compensation	—	—	15,264	—	—	15,264
Excess tax benefit from stock-based compensation	—	—	10,486	—	—	10,486
Balances at December 31, 2012	74,633	75	229,277	(1,145)	154,607	382,814
Comprehensive income:
Foreign currency translation adjustment	—	—	—	4,102	—	4,102
Unrealized gains (losses) on investments, net of taxes	—	—	—	(4)	—	(4)
Net income	—	—	—	—	89,778	89,778
Comprehensive income						93,876
Exercise of stock options	1,065	1	13,109	—	—	13,110
Restricted stock units issued, net of shares withheld for taxes	209	—	(4,709)	—	—	(4,709)
Repurchase of common stock	(897)	(1)	(32,570)	—	—	(32,571)
Stock-based compensation	—	—	22,649	—	—	22,649
Excess tax benefit from stock-based compensation	—	—	8,725	—	—	8,725
Balances at December 31, 2013	75,010	$75	$236,481	$2,953	$244,385	$483,894
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$89,778	$81,343	$62,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,889	18,359	9,957
Provision for doubtful accounts	456	258	97
Stock-based compensation expense	22,649	15,264	10,690
Accrued earnout gain	(125)	(570)	(664)
Deferred taxes	(3,612)	(989)	2,123
Excess tax benefit from stock-based compensation	(9,057)	(10,486)	(6,359)
Premium on investments	(596)	(1,605)	(888)
Other non-cash expenses	1,181	1,432	622
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(6,323)	(5,695)	(7,038)
Income taxes receivable	(25)	(28)	(33)
Prepaid and other current assets	(87)	(1,220)	(189)
Accounts payable	1,475	1,807	56
Accrued liabilities and other	(415)	4,473	747
Income taxes payable	11,754	18,565	19,886
Deferred revenue and other liabilities	29,378	22,539	19,080
Net cash provided by operating activities	163,320	143,447	110,530
Cash flows from investing activities
Purchases of investments	(17,288)	(65,929)	(33,241)
Maturities of investments	48,163	33,930	4,000
Purchases of property and equipment	(4,753)	(3,885)	(2,945)
Purchases of intangible assets and other long-term investments	(8,361)	(1,203)	(745)
Acquisition of businesses, net of cash acquired	(223,464)	(66,031)	(109,483)
Other investing activities	579	—	—
Net cash used in investing activities	(205,124)	(103,118)	(142,414)
Cash flows from financing activities
Repurchase of common stock	(37,280)	(1,472)	(342)
Exercise of stock options	13,110	10,622	11,919
Excess tax benefit from stock-based compensation	9,057	10,486	6,359
Earnout payments for acquisitions	—	(4,154)	(3,743)
Proceeds from credit agreement	40,000	—	—
Payment of debt issuance costs	(642)	—	—
Net cash provided by financing activities	24,245	15,482	14,193
Effect of exchange rate changes on cash and cash equivalents	3,830	1,184	(1,605)
Net increase (decrease) in cash and cash equivalents	(13,729)	56,995	(19,296)
Cash and cash equivalents
Beginning of period	179,702	122,707	142,003
End of period	$165,973	$179,702	$122,707
Supplemental disclosure of cash flow information
Cash paid for interest	$139	$—	$—
Cash paid for income taxes	$23,262	$15,285	$1,013
Leasehold improvement allowance received under operating lease	$536	$—	$—
Non-cash financing transactions
Accrued earnout (Note 5)	$—	$1,547	$3,938

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
Reclassifications
Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net income, total assets or stockholders’ equity.
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
Foreign Currency Translation
The functional currency of our foreign subsidiaries is determined in accordance with authoritative guidance issued by the Financial Accounting Standards Board, or FASB. We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit). We record gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense) in our consolidated statements of income. There were no equity transactions denominated in foreign currencies for the years ended December 31, 2013 and 2012.
Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities, as reflected within our consolidated statements of income, were not material for the years ended December 31, 2013, 2012 and 2011.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements for the fiscal year ended December 31, 2013 that have had a significant impact on our consolidated financial statements or notes thereto.
Acquisitions
We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired, liabilities assumed, contractual contingencies and contingent consideration be recorded at the date of acquisition at their respective fair values. Goodwill represents the excess of the purchase price, including any contingent consideration, over the fair value of the net assets acquired. It further requires acquisition related costs to be recognized separately from the acquisition

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

and expensed as incurred, most restructuring costs to be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact the provision for income taxes. The acquired developed product technologies recorded for each acquisition were feasible at the date of acquisition as they were being actively marketed and sold by the acquired company at the acquisition date. In addition to the acquired developed product technologies, we also recorded intangible assets for the acquired companies’ customer relationships, customer backlog, trademarks and tradenames, in process research and development and certain non-competition covenants. We include the operating results of acquisitions in our consolidated financial statements from the effective date of the acquisitions. Acquisition related costs are included in general and administrative expenses in our consolidated statements of income.
The fair value of identifiable intangible assets is based on significant judgments made by management. We typically engage third party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from management, and also include, but are not limited to, future expected cash flows earned from the product technology and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. Acquired identifiable intangible assets are amortized on the net cash flow method over their estimated economic lives, which are generally three to eight years for trademarks, customer relationships, customer backlog, non-competition covenants and acquired developed product technologies and ten years for intellectual property. We include amortization of acquired developed product technologies in cost of license revenue or cost of subscription revenue and amortization of other acquired intangible assets in general and administrative expenses in our consolidated statements of income. We record acquired in process research and development as indefinite-lived intangible assets. On completion of the related development projects, the in process research and development assets are reclassified to developed technology and amortized over their estimated economic lives.
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
The process of evaluating the potential impairment related to our goodwill and indefinite-lived intangible assets is highly subjective and requires the application of significant judgment. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2013 and 2012, we performed our annual review of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for our reporting unit during any of the periods presented. No impairment charges have been required to date.
We evaluate long-lived assets, including identifiable intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Impairment is recognized when the asset is not recoverable and the carrying amount of an asset exceeds its fair value as calculated on a discounted cash flow basis. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment or our finite-lived intangibles and other assets, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2013 and 2012, there were no indicators that our long-lived assets were impaired.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

Investments
Short-term and long-term investments at December 31, 2013 and 2012 were as follows:

	December 31,
(in thousands)	2013	2012
Short-term investments	$19,327	$49,276
Long-term investments	11,012	12,823
Total investments	$30,339	$62,099
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
Accounts Receivable
Accounts receivable represent trade receivables from customers when we have provided software licenses and/or software maintenance agreements or software subscription agreements and we have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance and the current economic environment. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. We have historically had insignificant write-offs related to bad debts.
Property and Equipment
We record property and equipment at cost and depreciate them using the straight-line method over their estimated useful lives as follows:

Useful Life
(in years)
Equipment and other	3 - 5
Furniture and fixtures	5 - 7
Software	3 - 5
Leasehold improvements	Lesser of lease term or useful life
Upon retirement or sale of property and equipment, we remove the cost of assets disposed of and any related accumulated depreciation from our accounts and credit or charge any resulting gain or loss to operating expense. We expense repairs and maintenance as they are incurred.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Research and Development and Capitalized Software Development Costs
Research and development expenses primarily consist of personnel costs and contractor fees related to the development of new software products and enhancements to existing software products. Research and development costs are charged to operations as incurred with the exception of those software development costs that may qualify for capitalization. Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Generally, new software products and significant enhancements to our existing products are available for general release soon after technological feasibility has been established.
Capitalized product costs are included in intangible assets and other, net in our consolidated balance sheets and are amortized over their estimated useful life, generally three to five years. At December 31, 2013 and 2012, we had unamortized capitalized software development costs of $0.3 million and $0.4 million, respectively, related to localizing our products. Amortization of capitalized software development costs is included in cost of license revenue in our consolidated statements of income and was insignificant for the years ended December 31, 2013, 2012 and 2011.
Website Development Costs
We capitalize certain direct costs to develop functionality as well as certain upgrades and enhancements that are probable to result in additional functionality to our website. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized website development costs are recorded in intangible assets and other, net in our consolidated balance sheets and amortized over their estimated useful life, generally three years, as general and administrative expenses in our consolidated statements of income. Capitalized website development costs at December 31, 2013 and 2012 were insignificant.
Credit Agreement and Debt Issuance Costs
On October 4, 2013, we entered into a Credit Agreement with a syndicated group of lenders that provides for an unsecured $125.0 million five-year revolving credit facility that is comprised of revolving loans or swingline loans. The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, make investments, merge or consolidate, dispose of assets, pay dividends or make distributions, make acquisitions and enter into certain transactions with affiliates, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated total leverage ratio and a consolidated interest coverage ratio. Principal amounts borrowed under our Credit Agreement are recorded in current debt obligations in our consolidated balance sheets as the term of each borrowing is short-term and allows for subsequent renewals. See Note 9 for further discussion of our credit agreement.
Debt issuance costs are recorded in intangible assets and other, net in our consolidated balance sheets and amortized on a straight-line basis over the term of the associated debt as interest expense in our consolidated statements of income. The gross carrying amount of debt issuance costs was $0.6 million and accumulated amortization was insignificant at December 31, 2013. Amortization of debt issuance costs included in interest expense was insignificant for the year ended December 31, 2013.
Contingencies
We account for claims and contingencies in accordance with authoritative guidance that requires we record an estimated loss from a claim or loss contingency when information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of our consolidated financial statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred or if the amount of a probable loss cannot be reasonably estimated, then in accordance with the authoritative guidance, we disclose the amount or range of estimated loss if the amount or range of estimated loss is material. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business. See Note 15 for a discussion of contingencies.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the year ended December 31, 2013 are summarized below:

(in thousands)	Unrealized Gain (Loss) on Available-for-Sale Investments, net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$16	$(1,161)	$(1,145)
Other comprehensive gain (loss) before reclassification	(4)	4,102	4,098
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(4)	4,102	4,098
Balance at December 31, 2013	$12	$2,941	$2,953
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
Maintenance and Other Revenue. We derive maintenance revenue from fees for software maintenance services. We typically include one year of maintenance as part of the initial purchase price of each perpetual software offering and then sell renewals of this maintenance agreement. We generally recognize maintenance revenue ratably on a daily basis over the contract period. Customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements to new versions of their software products on a when-and-if-available basis. Other revenue for the years ended December 31, 2013, 2012 and 2011 was not significant nor do we expect it to be significant in future periods.
Subscription Revenue. We primarily derive subscription revenue from fees received from customers for time-based license arrangements and software-as-a-service, or SaaS offerings. We generally invoice subscription agreements monthly in advance

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

over the subscription period. Subscription revenue is recognized ratably over the subscription term when all revenue recognition criteria have been met. We introduced these offerings in the second quarter of 2013 as a result of the acquisition of N-able Technologies.
Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from maintenance fees. We generally bill maintenance agreements annually in advance for services to be performed over a 12 month period. Customers have the option to purchase maintenance renewals for periods other than 12 months. We initially record the amounts to be paid under maintenance agreements as deferred revenue and recognize these amounts ratably on a daily basis over the term of the maintenance agreement. We record deferred revenue that will be recognized during the succeeding 12 month period as current deferred revenue and the remaining portion is recorded as long-term deferred revenue.
Cost of Revenue
Cost of License Revenue. Cost of license revenue consists primarily of amortization of acquired developed product technologies. Amortization of acquired developed product technologies included in cost of license revenue was as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Acquired developed product technologies	$10,957	$7,300	$3,652
Cost of Maintenance and Other Revenue. Cost of maintenance and other revenue consists of technical support personnel costs which includes salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, information technology, employee benefit and other overhead costs.
Cost of Subscription Revenue. Cost of subscription revenue consists primarily of technical support personnel costs, royalty and hosting fees and amortization of acquired developed product technologies related to our subscription products and services which were introduced during the second quarter of 2013.
Advertising
We expense advertising costs as incurred. Advertising expense is included in sales and marketing expenses in our consolidated statements of income.

	Year Ended December 31,
(in thousands)	2013	2012	2011
Advertising expense	$4,177	$3,360	$2,704
Leases
We lease facilities worldwide and certain equipment under non-cancellable lease agreements. The terms of some of our lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and accrue rent expense incurred but not paid. Cash or lease incentives, or tenant allowances, received pursuant to certain leases are recognized on a straight-line basis as a reduction to rent over the lease term. The unamortized portion of tenant allowances is included in accrued liabilities and other and other long-term liabilities.
Income Taxes
We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of our assets and liabilities.
The guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2013 and 2012, we had accrued interest and penalties related to unrecognized tax benefits of approximately $0.6 million and $0.2 million, respectively.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
We estimated the fair value for options at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected dividend yield	—%	—%	—%
Volatility	48.2%	54.2%	54.8%
Risk-free rate of return	0.9-2.3%	0.8-1.4%	1.1-2.7%
Expected life	6.11 years	6.14 years	6.00 years
We have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assume the expected dividend yield to be zero. We estimate the expected volatility using a weighted average of the historical volatility of our common stock and historical volatility of comparable public companies from a representative industry peer group. We based the risk-free rate of return on the average U.S. treasury yield curve for five- and seven-year terms for the years ended December 31, 2013, 2012 and 2011. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our common stock has been publicly traded. For all dates, we granted employees options at exercise prices equal to the fair value of the underlying common stock on the date of grant, which is the closing price of our common stock as reported by the NYSE.
The reduction in income before income taxes due to stock-based compensation expense and the related income tax benefits were as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Reduction in income before income taxes due to stock-based compensation	$22,649	$15,264	$10,690
Income tax benefit related to stock-based compensation	6,016	4,197	2,557
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

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

Tax benefits and excess tax benefits from the exercise of stock-based awards were as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Tax benefit from the exercise of stock-based awards	$14,718	$12,051	$8,429
Excess tax benefit from the exercise of stock-based awards	9,057	10,486	6,359
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
Concentrations of Risks
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term and long-term investments and accounts receivable. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Our cash and cash equivalents consisted of the following:

	December 31,
(in thousands)	2013	2012
Demand deposit accounts	$128,630	$82,195
Money market funds	37,343	97,507
Total cash and cash equivalents	$165,973	$179,702
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
We provide credit to distributors, resellers and direct customers in the normal course of business. We generally extend credit to new customers based upon industry reputation and existing customers based upon prior payment history. The following distributor represented more than 10% of our revenue:

	Year Ended December 31,
	2013	2012	2011
Distributor A	* %	10.2%	11.9%

*    Represented less than 10% of our revenue
Consolidated revenue ultimately attributable to the U.S. federal government, including its departments and agencies, represented 10.9% and 12.6% of our total revenue for the fiscal years ended December 31, 2012 and 2011, respectively. For the fiscal year ended December 31, 2013, consolidated revenue ultimately attributable to the U.S. federal government represented less than 10% of our total revenue. Consolidated revenue ultimately attributable to the U.S. federal government includes sales that have gone through our distributors and resellers, as well as direct sales. 77.0% and 79.2% of our revenue attributable to the U.S. federal government and its departments and agencies in each of the fiscal years ended December 31, 2012 and 2011, respectively, was made through Distributor A and is included in the table above.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

At December 31, 2013 and 2012, no distributor, reseller or direct customer represented more than 10% of our outstanding accounts receivable balance. We do not believe that our business is substantially dependent on any distributor or that the loss of a distributor relationship would have a material adverse effect on our business.
2. Acquisitions
2013 Acquisitions
N-able
In May 2013, we acquired N-able, a provider of cloud-based remote monitoring and management and service automation software serving small and medium-sized businesses, or SMBs, through the MSP channel, for approximately $127.7 million in cash, including cash acquired. The acquisition increased our product offerings and we believe will allow us to leverage the opportunity associated with rapidly growing adoption of the cloud and SaaS-based services among SMBs by enhancing our remote monitoring and management offerings and adding MSP service automation to the broad range of management challenges that we address for the IT industry. The acquisition was financed with available cash and we incurred $1.0 million in acquisition related costs for the year ended December 31, 2013. The weighted average amortization period for the intangible assets was 6.0 years. Goodwill is not deductible for tax purposes.
The initial determination of the fair value of the assets acquired and liabilities assumed is based on a preliminary valuation and the estimates and assumptions for these items are subject to change as we obtain additional information during the measurement period. Subsequent changes to the purchase price or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill. Measurement period adjustments related to the N-able acquisition for the period ended December 31, 2013 resulted in an increase in goodwill of $0.4 million. The measurement period adjustments during the period were based on information obtained subsequent to the acquisition related to certain conditions that existed as of the acquisition date. We may have additional measurement period adjustments as we finalize the fair value of certain assets acquired and liabilities assumed.
The amounts of revenue and net loss related to the N-able acquisition included in our consolidated financial statements from the effective date of the acquisition for the year ended December 31, 2013 are $15.8 million and $4.5 million, respectively. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described above in Note 1.
Confio
In October 2013, we acquired Confio Corporation, or Confio, a privately-held database performance management company, for approximately $103.0 million in cash. By acquiring Confio, we have added database performance management solutions to our product portfolio. The acquisition was financed with available cash and borrowings under our Credit Agreement. We incurred $0.2 million in acquisition related costs for the year ended December 31, 2013. The weighted average amortization period for the intangible assets was 5.0 years. Goodwill is not deductible for tax purposes. The initial determination of the fair value of the assets acquired and liabilities assumed is based on a preliminary valuation and the estimates and assumptions for these items are subject to change as we obtain additional information during the measurement period.
The amounts of revenue and net loss related to the Confio acquisition included in our consolidated financial statements from the effective date of the acquisition for the year ended December 31, 2013 are $3.1 million and $2.8 million, respectively. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described above in Note 1.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed, including measurement period adjustments, for our 2013 acquisitions:

	Total	N-able	Confio
	Fair Value	Fair Value	Fair Value
(in thousands)
Current assets, including cash acquired (1)	$16,428	$11,577	$4,851
Property and equipment	733	535	198
Deferred tax assets	125	125	—
Identifiable intangible assets	68,740	30,080	38,660
Goodwill	157,360	94,500	62,860
Current liabilities	(5,750)	(3,486)	(2,264)
Deferred tax liabilities	(4,506)	(3,804)	(702)
Deferred revenue	(2,402)	(1,796)	(606)
Total consideration	$230,728	$127,731	$102,997

(1) Current assets includes cash acquired of $6.8 million and $0.4 million for N-able and Confio, respectively.
The following table summarizes the fair value of the acquired identifiable intangible assets and weighted-average useful lives for our 2013 acquisitions:

	Total	N-able	Confio
	Fair Value	Fair Value	Fair Value	Useful Life
	(in thousands)			(in years)
Developed product technologies	$39,720	$17,170	$22,550	5
Customer relationships	25,200	9,330	15,870	6
Customer backlog	2,170	2,170	—	4
Tradenames	970	970	—	8
Non-competition covenant	680	440	240	6
Total identifiable intangible assets	$68,740	$30,080	$38,660
The following table presents our unaudited pro forma results of operations for the years ended December 31, 2013 and 2012 as if our 2013 acquisitions had occurred at the beginning of the earliest period presented, or January 1, 2012. The pro forma financial information illustrates the measurable effects of a particular transaction, while excluding effects that rely on highly judgmental estimates of how operating decisions may or may not have changed as a result of that transaction. Accordingly, we adjusted the pro forma results for quantifiable items such as the amortization of acquired intangible assets and the estimated income tax provision of the pro forma combined results. The acquisition pro forma results were not adjusted for post-acquisition operational decisions made by management such as changes in the product offerings, pricing and packaging of the products. We prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisition had taken place on January 1, 2012, or of any future results.

	Year ended December 31,
	2013	2012
(in thousands)	Pro Forma
Revenue	$360,259	$306,338
Net income	83,202	74,745

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
We recorded $48.0 million of goodwill for our 2012 acquisitions of which $27.4 million is deductible for tax purposes. The acquisitions were financed with available cash and we incurred $1.0 million in acquisition related costs for the year ended December 31, 2012. The weighted average amortization period for the intangible assets was 5.1 years.
The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed for our 2012 acquisitions:

	Fair Value	Useful Life
	(in thousands)	(in years)
Intangible assets:
Developed product technologies	$19,112	5
Customer relationships	4,264	5
Non-competition covenant	551	5
In process research and development	1,889	—
Identifiable intangible assets	25,816
Goodwill	48,040
Deferred revenue	(2,498)
Net other liabilities	(3,056)
Total purchase price, net of cash acquired	$68,302
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

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed for our material acquisitions completed during 2011:

	Total	Hyper9	TriGeo	DameWare
	Fair Value	Fair Value	Fair Value	Fair Value	Useful Life
	(in thousands)				(in years)
Intangible assets:
Developed product technologies	$28,509	$7,978	$12,240	$8,291	7
Customer relationships	9,661	560	3,439	5,662	5
Trademarks	1,619	—	—	1,619	7
Non-competition covenant	1,302	462	365	475	4
Identifiable intangible assets	41,091	9,000	16,044	16,047
Goodwill	63,234	14,663	24,618	23,953
Deferred revenue	(2,918)	(258)	(2,660)	—
Net other assets (liabilities)	1,026	3,533	(2,507)	—
Total purchase price, net of cash acquired	$102,433	$26,938	$35,495	$40,000

3. Goodwill and Intangible Assets
Goodwill
The following table reflects the changes in goodwill for the years ended December 31, 2013 and 2012:

(in thousands)
Balance at December 31, 2011	$110,746
Acquisitions	48,040
Foreign currency translation and other adjustments	(185)
Balance at December 31, 2012	$158,601
Acquisitions	157,360
Foreign currency translation and other adjustments	1,093
Balance at December 31, 2013	$317,054
The goodwill from acquisitions resulted primarily from our expectations that we will now be able to offer our customers additional products in new markets. Additionally, we expect the acquisitions will attract new customers for our entire line of products.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

Intangible Assets
Intangible assets consisted of the following at December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed product technologies	$101,165	$(24,910)	$76,255	$59,095	$(12,461)	$46,634
Customer relationships	46,972	(14,902)	32,070	21,590	(8,108)	13,482
Intellectual property	1,373	(549)	824	1,193	(422)	771
Trademarks	4,689	(1,466)	3,223	6,564	(3,441)	3,123
Non-competition covenant	3,053	(1,163)	1,890	2,355	(632)	1,723
Customer backlog	2,170	(1,384)	786	—	—	—
In process research and development	—	—	—	1,887	—	1,887
Total intangible assets	$159,422	$(44,374)	$115,048	$92,684	$(25,064)	$67,620
Intangible asset amortization expense was as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Intangible asset amortization expense	$21,938	$15,007	$7,170
As of December 31, 2013, we estimate aggregate intangible asset amortization expense to be as follows:

(in thousands)
2014	$30,098
2015	30,219
2016	25,212
2017	17,765
2018	8,353
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events. We had $0.6 million of trademarks recorded with an indefinite life that are not amortized at December 31, 2013 and 2012.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

4. Investments
Our cash equivalents as of December 31, 2013 and 2012 consisted of money market funds. Our short-term and long-term investments as of December 31, 2013 and 2012 consisted of corporate bonds, municipal bonds and commercial paper. The following table summarizes our short-term and long-term available-for-sale securities as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate bonds	$18,257	$21	$—	$18,278	$22,206	$16	$(14)	$22,208
Municipal bonds	1,048	1	—	1,049	11,604	—	(3)	11,601
Commercial paper	—	—	—	—	15,465	2	—	15,467
Total short-term investments	$19,305	$22	$—	$19,327	$49,275	$18	$(17)	$49,276
Long-term investments:
Available-for-sale securities:
Corporate bonds	$11,015	$8	$(11)	$11,012	$11,704	$35	$(10)	$11,729
Municipal bonds	—	—	—	—	1,095	—	(1)	1,094
Total long-term investments	$11,015	$8	$(11)	$11,012	$12,799	$35	$(11)	$12,823
The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2013
Corporate bonds	$6,104	$(11)	$—	$—	$6,104	$(11)
	$6,104	$(11)	$—	$—	$6,104	$(11)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2012
Corporate bonds	$20,167	$(24)	$—	$—	$20,167	$(24)
Municipal bonds	12,695	(4)	—	—	12,695	(4)
	$32,862	$(28)	$—	$—	$32,862	$(28)

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the contractual underlying maturities of our available-for-sale securities as of December 31, 2013:

(in thousands)	Cost	Fair Value
Due in one year or less	$19,305	$19,327
Due after one year through five years	11,015	11,012
	$30,320	$30,339

5. Fair Value Measurements
The following table summarizes the fair value of our financial assets and liabilities that were measured on a recurring basis as of December 31, 2013 and 2012:

	Fair Value Measurements at				Fair Value Measurements at
	December 31, 2013 Using				December 31, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$37,343	$—	$—	$37,343	$97,507	$—	$—	$97,507
Total cash equivalents	37,343	—	—	37,343	97,507	—	—	97,507
Short-term investments:
Corporate bonds	—	18,278	—	18,278	—	22,208	—	22,208
Municipal bonds	—	1,049	—	1,049	—	11,601	—	11,601
Commercial paper	—	—	—	—	—	15,467	—	15,467
Total short-term investments	—	19,327	—	19,327	—	49,276	—	49,276
Long-term investments:
Corporate bonds	—	11,012	—	11,012	—	11,729	—	11,729
Municipal bonds	—	—	—	—	—	1,094	—	1,094
Total long-term investments	—	11,012	—	11,012	—	12,823	—	12,823
Total assets	$37,343	$30,339	$—	$67,682	$97,507	$62,099	$—	$159,606
Liabilities:
Accrued earnout	$—	$—	$—	$—	$—	$—	$121	$121
Total liabilities	$—	$—	$—	$—	$—	$—	$121	$121

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

Contingent Consideration
A reconciliation of the beginning and ending balances of acquisition related accrued earnouts using significant unobservable inputs (Level 3) for the year ended December 31, 2013 follows:

(in thousands)
Accrued earnout liability as of December 31, 2012	$121
Acquisition date fair value of contingent consideration	—
Change in fair value of contingent consideration	(121)
Payment of contingent consideration	—
Accrued earnout liability as of December 31, 2013	$—
The accrued earnout liability is related to an acquisition related contingent consideration of $2.5 million that would have been paid if new license sales during the one-year earnout measurement period equaled or exceeded the milestone specified in the purchase agreement. This earnout measurement period expired in August 2013 and the achievement of this milestone was not attained. The change in the fair value of the contingent consideration due to the change in probability of achieving the earnout criteria resulted in a $0.1 million accrued earnout gain being recognized in our consolidated statements of income for the year ended December 31, 2013.
6. Derivative Instruments
As of December 31, 2013 and 2012, we did not have any forward contracts outstanding. The effect of derivative instruments not designated as hedging instruments in our consolidated statements of income is summarized below:

(in thousands)	Gains (Losses) Recognized in Net Income on Derivatives
Derivatives not Designated as Hedging	Location of Gain (Loss) Recognized	Year Ended December 31,
Instruments	in Net Income	2013	2012	2011
Foreign exchange contracts	Other income (expense), net	$240	$(24)	$—

7. Property and Equipment
Property and equipment, including software, consisted of the following at December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Equipment and other	$9,965	$7,849
Furniture and fixtures	3,946	3,416
Software	1,061	1,185
Leasehold improvements	4,319	3,398
	$19,291	$15,848
Less: Accumulated depreciation and amortization	(10,078)	(7,506)
Property and equipment, net	$9,213	$8,342

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

Depreciation and amortization expense on property and equipment for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Depreciation and amortization expense	$4,626	$2,985	$2,597

8. Accrued Liabilities and Other
Accrued liabilities and other current liabilities at December 31, 2013 and 2012 were as follows:

	December 31,
(in thousands)	2013	2012
Payroll-related accruals	$12,307	$11,635
Other accrued expenses and current liabilities	5,409	2,712
Total accrued liabilities and other	$17,716	$14,347

9. Credit Agreement
On October 4, 2013, we entered into a Credit Agreement with a syndicated group of lenders that provides for an unsecured $125.0 million five-year revolving credit facility that is comprised of revolving loans and swingline loans. The credit facility includes a $30.0 million letter of credit sub-facility and a $15.0 million swingline sub-facility available on same-day notice. Available borrowings under the credit facility are reduced by the amount of any outstanding borrowings on the sub-facilities. We may also, subject to certain requirements, request an increase in the facility up to an additional $75.0 million for a maximum aggregate commitment of $200.0 million. The proceeds from the facility may be used for general corporate purposes, including, without limitation, to finance acquisitions.
Loans under the credit agreement will bear interest at either (i) the one-, three-, or six-month per annum London Interbank Offered Rate ("LIBOR"), multiplied by the statutory reserve adjustment plus a margin, based on our consolidated total leverage ratio, ranging from 1.25% and 2.00% or (ii) the base rate, which is defined as the highest of (a) the agent's prime rate, (b) the federal funds rate plus 0.50% or (c) LIBOR for a period of one month plus 1.00% plus a margin, based on our consolidated total leverage ratio, ranging from 0.25% to 1.00%. Commitment fees are payable quarterly in arrears at rates between 0.20% and 0.35% per year also based on our consolidated total leverage ratio. Subject to certain conditions stated in the Credit Agreement, we may borrow, prepay and re-borrow amounts under the revolving credit facility at any time during the term of the Credit Agreement.
Our obligations under the Credit Agreement are guaranteed by SolarWinds Worldwide and future domestic subsidiaries of the Company, subject to certain exceptions, pursuant to the guaranty agreement, dated as of October 4, 2013, by SolarWinds Worldwide in favor of and for the benefit of the lenders.
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
On October 4, 2013, we borrowed $40.0 million at an interest rate of approximately 1.4% under a revolving loan under the Credit Agreement that was used to finance a portion of the consideration paid upon the acquisition of Confio. On December 31, 2013, the borrowings remained outstanding under the facility and we were in compliance with all covenants associated with the Credit Agreement.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

10. Stockholders’ Equity and Stock-Based Compensation
Common Stock and Preferred Stock
As set by our certificate of incorporation, the Company has authorized capital stock of 133,000,000 shares with a par value of $0.001 per share, comprised of 123,000,000 shares of common stock and 10,000,000 shares of preferred stock.
2005 Stock Plan
Our Amended and Restated Stock Incentive Plan, or 2005 Stock Plan, was adopted by our board of directors and approved by our stockholders on December 14, 2005. Our 2005 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and restricted stock to our employees, directors and consultants. Our ability to grant any future equity awards under the 2005 Stock Plan was terminated in May 2009 following the consummation of our IPO. As of December 31, 2013, options to purchase 673,619 shares of common stock were outstanding under the 2005 Stock Plan. Our 2005 Stock Plan will continue to govern the terms and conditions of the outstanding equity awards granted under the 2005 Stock Plan.
The standard form of option agreement under the 2005 Stock Plan provides that options will vest over 4 years with 25% of the options vesting on the first anniversary of the vesting commencement date and the remainder vesting ratably on a monthly basis over the remaining period, subject to continued service through each applicable date and have a ten year contractual term. Under our 2005 Stock Plan, our board of directors, or its designated committee, has the authority to grant options with early exercise rights, subject to our repurchase right that lapses as the shares vest on the original vesting schedule, and to provide for accelerated vesting.
Our 2005 Stock Plan provides that our board of directors, or its designated committee, shall equitably and proportionally adjust or substitute outstanding options upon certain events, including, without limitation, changes in our capitalization through stock splits, recapitalizations, mergers or consolidations. In lieu of an adjustment, our board of directors, or its designated committee, may terminate and cancel outstanding options in exchange for a cash payment or other consideration to the optionholder upon certain corporate events, including a change of control. The payment must equal the amount paid per share in connection with the event less the applicable exercise price per share for each canceled option subject to exercise.
2008 Stock Plan
Our board of directors adopted and our stockholders approved our 2008 Equity Incentive Plan, or 2008 Stock Plan, in May 2008. Our 2008 Stock Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares and performance units to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. All equity awards that have been granted following our IPO were granted under our 2008 Stock Plan. As of December 31, 2013, stock-based incentive awards of 3,899,144 were outstanding and 12,131,462 shares of common stock were reserved for future grants under the 2008 Stock Plan.
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

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

Option grant activity under the 2005 and 2008 Stock Plans were as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Outstanding balances at December 31, 2012	3,253,600	$18.78
Options granted	925,120	42.75
Options exercised	(1,065,175)	12.31
Options forfeited	(306,983)	35.60
Outstanding balances at December 31, 2013	2,806,562	$27.30
Options exercisable at December 31, 2013	1,468,015	$18.34	$30,152	6.06
Options vested and expected to vest at December 31, 2013	2,604,945	$26.57	$35,409	7.32
Additional information regarding options follows (in thousands except for per share amounts):

	Year Ended December 31,
	2013	2012	2011
Weighted-average grant date fair value per share of options granted during the period	$20.24	$17.63	$12.03
Aggregate intrinsic value of options exercised during the period	33,305	38,952	26,247
Aggregate fair value of options vested during the period	9,733	8,506	8,484
The total unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was $19.1 million as of December 31, 2013 and we expect to recognize this expense over a weighted-average period of 3.31 years.
Restricted Stock Units
The following table summarizes restricted stock unit activity under the 2008 Stock Plan:

	Number of Units Outstanding	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Unvested balances at December 31, 2012	967,268	$26.16
Restricted stock units granted	1,329,402	43.08
Restricted stock units vested	(295,392)	26.33
Restricted stock units forfeited	(235,077)	37.85
Unvested balances at December 31, 2013	1,766,201	$37.31	$66,815	8.89
The aggregate fair value of restricted stock units vested during the years ended December 31, 2013, 2012, and 2011 was $7.8 million, $3.4 million and $1.1 million respectively. The total unrecognized stock-based compensation expense related to unvested restricted stock units and subject to recognition in future periods was $38.1 million as of December 31, 2013 and we expect to recognize this expense over a weighted-average period of 3.29 years.
For restricted stock units granted, the number of shares issued on the date the restricted stock units vest is generally net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. We withheld and retired approximately 86,000, 45,000 and 15,000 shares to satisfy $4.7 million, $1.5 million and

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

$0.3 million of employees’ tax obligations during 2013, 2012 and 2011, respectively. These shares are treated as common stock repurchases in our consolidated financial statements as of December 31, 2013, 2012 and 2011.
11. Earnings Per Share
We computed basic earnings per share using the weighted-average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and vesting of restricted stock units using the treasury stock method.
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Basic earnings per share
Numerator:
Net income	$89,778	$81,343	$62,443
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	75,182	74,166	72,812
Diluted earnings per share
Numerator:
Net income	$89,778	$81,343	$62,443
Denominator:
Weighted-average shares used in computing basic earnings per share	75,182	74,166	72,812
Add options and restricted stock units to purchase common stock	1,293	1,869	1,601
Weighted-average shares used in computing diluted earnings per share	76,475	76,035	74,413
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

	Year Ended December 31,
(in thousands)	2013	2012	2011
Antidilutive shares	1,441	305	1,267
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options and vesting of restricted stock units. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises of stock options and vesting of restricted stock units.
On July 29, 2013, we announced that our Board of Directors approved a share repurchase program, authorizing us to purchase up to $50.0 million of our outstanding common stock. We are authorized to make purchases in the open market, including pursuant to a Rule 10b5-1 plan, or in privately negotiated transactions. We expect that purchases will be funded using our cash on hand, cash generated from operations or borrowings under our Credit Agreement. During the year ended December 31, 2013, we repurchased 0.9 million shares of our common stock for an aggregate purchase price of $32.6 million. Shares were retired upon repurchase. We expect the repurchases will occur on or before August 1, 2014 although the exact timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. The program may be extended, suspended or discontinued at any time without prior notice.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

12. Employee Benefit Plan
In October 2008, we established a 401(k) matching program for all eligible employees. We match an amount equal to 100% of the employee’s contributions for the first 3%, and 50% for the next 2% of the employee’s total eligible compensation. The total contributions per participant per year were limited to $17,500 for 2013, $17,000 for 2012 and $16,500 for 2011. We, as sponsor of the plan, use an independent third party to provide administrative services to the plan. We have the right to terminate the plan at any time. Employees are fully vested in all contributions to the plan. Our expense related to the plan was as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Employee benefit plan expense	$1,910	$1,637	$1,138

13. Related Party Transactions
On August 31, 2006, we entered into a license agreement with NetSuite Inc. Our President and Chief Executive Officer became a member of NetSuite’s Board of Directors in September 2006. Under the terms of the agreement, we paid the following amounts for the use of their services:

	Year Ended December 31,
(in thousands)	2013	2012	2011
NetSuite expense	$755	$639	$560
In September 2013, we entered into a stock purchase agreement with AppNeta, Inc., or AppNeta, a privately-held application performance management software company, in which we invested approximately $8.0 million in convertible preferred stock. J. Benjamin Nye, a member of our Board of Directors, currently serves on the Board of Directors of AppNeta and is a Managing Director for Bain Capital Venture Partners, LLC, which also has an ownership interest in AppNeta. Our investment is carried at cost as we have a non-controlling interest, the investment is not in substance common stock and we do not have significant influence over the operating and financial activities of AppNeta.
14. Income Taxes
U.S. and international components of income before income taxes were as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
U.S.	$86,805	$83,188	$67,774
International	34,698	31,331	17,029
Income before income taxes	$121,503	$114,519	$84,803

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

Income tax expense was composed of the following:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Current:
Federal	$33,416	$32,300	$18,800
State	896	927	624
International	1,127	937	820
	35,439	34,164	20,244
Deferred:
Federal	(1,624)	(489)	1,779
State	(268)	(20)	(3)
International	(1,822)	(479)	340
	(3,714)	(988)	2,116
	$31,725	$33,176	$22,360
The difference between the income tax expense derived by applying the federal statutory income tax rate to our income before income taxes and the amount recognized in our consolidated financial statements is as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Expense derived by applying the federal statutory income tax rate to income before income taxes	$42,526	$40,081	$29,681
State taxes, net of federal benefit	409	582	403
Permanent items	463	(275)	712
Domestic production activities deduction	(2,065)	(1,609)	(1,705)
Research and experimentation tax credits	(2,810)	—	(2,026)
Stock-based compensation	805	503	182
Effect of foreign operations	(7,603)	(6,106)	(4,887)
	$31,725	$33,176	$22,360

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

The components of the net deferred tax amounts recognized in the accompanying consolidated balance sheets were:

	December 31,
(in thousands)	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$47	$33
Accrued expenses	1,455	1,141
Stock-based compensation	6,683	5,428
Deferred revenue	255	684
Net operating loss	18,704	5,622
Property and equipment	790	—
Foreign royalty	65	—
Research and experimentation credits	2,177	454
Total deferred tax assets	30,176	13,362
Deferred tax liabilities:
Property and equipment	—	716
Prepaid expenses	961	894
Intangibles	28,325	9,942
Foreign royalty	—	243
Total deferred taxes liabilities	29,286	11,795
Net deferred tax asset	$890	$1,567
At December 31, 2013 and 2012, we had net operating loss carry forwards for U.S. federal income tax purposes of approximately $42.4 million and $15.9 million, respectively, which have been reduced due to IRC Section 382 limitations. These U.S. federal net operating losses are available to offset future U.S. federal taxable income, and begin to expire at various dates from 2026 through 2033.
At December 31, 2013, we had net operating loss carry forwards for certain U.S. state income tax purposes of approximately $27.1 million, which are limited due to IRC Section 382. These U.S. state net operating losses are available to offset future U.S. state taxable income, and begin to expire in 2033.
At December 31, 2013, we had foreign net operating loss carry forwards, excluding Canada, of approximately $2.5 million, which are available to offset future foreign taxable income, and do not expire. These loss carry forwards were generated from the excess tax benefit related to the exercise of stock options and therefore no current benefit has been recorded in the financial statements as of December 31, 2013. The recording of the excess tax benefit of approximately $0.7 million will be deferred, and will be recorded as a reduction in foreign income taxes payable, and an increase to stockholder’s equity, after the net operating losses have been utilized.
At December 31, 2013 we had Canadian net operating loss carry forwards of approximately $4.9 million, which are available to offset future Canadian taxable income, and begin to expire in 2025.
At December 31, 2013 we had deductible scientific research and experimental development expenditure carry forwards of approximately $6.7 million, which are available to offset future Canadian taxable income and do not expire.
At December 31, 2013 we had Canadian scientific research and experimental development tax credit carry forwards of approximately $0.2 million, which are available to offset future Canadian income tax, and begin to expire in 2026.
At December 31, 2013 and 2012, we had research and experimentation tax credit carry forwards of approximately $1.8 million and $0.5 million, respectively, which are available to offset future U.S. federal income tax. These U.S. federal tax credits begin to expire in 2021.
The federal research and experimentation tax credit was extended by the signing of the American Taxpayer Relief Act of 2012, or the Act, on January 2, 2013. The Act retroactively extended this tax credit from January 1, 2012 through December 31, 2013. Since the Act was enacted during 2013, the income tax benefit related to the 2012 research and experimentation tax credit was reflected in our results of operations for the year ended December 31, 2013.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

We received a corporate income tax holiday in the Philippines which will expire in 2017 unless extended to 2020. The income tax benefit attributable to this holiday is insignificant as of December 31, 2013.
We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2013 and 2012, we have not recorded a valuation allowance as it is more likely than not that the deferred tax assets will be realized.
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
The cumulative amount of these undistributed earnings and the estimated amount of the unrecognized deferred tax liability associated with these undistributed earnings, which includes a benefit related to foreign tax credits generated by the repatriation of foreign earnings, would be approximately as follows:

	December 31,
(in thousands)	2013	2012	2011
Cumulative amount of these undistributed earnings	$107,255	$70,256	$40,403
Estimated amount of the unrecognized deferred tax liability associated with undistributed earnings	34,683	23,838	11,703
Gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate were as follows:

	December 31,
(in thousands)	2013	2012	2011
Gross unrecognized tax benefits	$15,136	$8,776	$3,992
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2013 and 2012, we had accrued interest and penalties related to unrecognized tax benefits of approximately $0.6 million and $0.2 million, respectively.
The aggregate changes in the balance of our gross unrecognized tax benefits, excluding accrued interest, were as follows:

	Year End December 31,
(in thousands)	2013	2012	2011
Balance, beginning of year	$8,776	$3,992	$1,396
Increases for tax positions related to the current year	5,681	4,890	1,092
Increases for tax positions related to prior years	679	—	1,504
Decreases for tax positions related to prior years	—	(106)	—
Reductions due to lapsed statute of limitations	—	—	—
Balance, end of year	$15,136	$8,776	$3,992
It is reasonably possible that our unrecognized tax benefits could change over the next twelve months if the IRS audit mentioned below is completed during that time period.
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

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

15. Commitments and Contingencies
Leases
At December 31, 2013, future minimum lease payments under non-cancellable operating leases were as follows:

(in thousands)
2014	$7,382
2015	9,489
2016	8,175
2017	6,740
2018	6,798
Thereafter	57,807
Total minimum lease payments	$96,391
Rent expense for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year ended December 31,
(in thousands)	2013	2012	2011
Rent expense	$5,298	$4,136	$3,956

In May 2013, we entered into a lease agreement for our future corporate headquarters in Austin, Texas. We expect the lease to commence in the second quarter of 2014 for an initial lease term of thirteen years. In the initial year of the lease, our new facility will consist of approximately 172,000 square feet. We will occupy the remaining building space in the second year which will increase our total square feet to approximately 230,000. Our base rent will be approximately $3.0 million in the first year and approximately $5.3 million in the second year with annual escalations of approximately 2.25% thereafter.
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
During the year ended December 31, 2013, we received lease incentives of $0.5 million relating to tenant improvement allowances for leasehold improvements for our new corporate headquarters.
Outstanding Obligations
Aggregated outstanding purchase orders that represented corporate health insurance costs, purchases of software license and support fees, marketing activities, accounting, legal and contractor fees and computer hardware and software were as follows:

	December 31,
(in thousands)	2013	2012
Outstanding purchase orders	$9,167	$8,177

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
'696 Case
On March 30, 2012, Uniloc Luxembourg, S.A. and Uniloc USA, Inc. brought a lawsuit against the Company and several other defendants in the Eastern District of Texas. The complaint filed by Uniloc alleges that the Company and each of the other fifteen named defendants' software infringe U.S. patent 7,024,696 (“696 Patent”) allegedly owned by Uniloc. Uniloc alleges that the Company's software, specifically its license key system, infringes upon its patent that utilizes a system for activating software products through a registration process. On November 18, 2013, the Eastern District of Texas, at the request of Uniloc dismissed this case with prejudice. Therefore, the case is no longer pending and cannot be refiled by Uniloc.
Registration Rights
We entered into an agreement in 2005 providing certain of our stockholders with rights to have their shares of our common stock registered under the Securities Act of 1933, if requested by a majority of the holders of the shares.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

16. Operating Segment and Geographic Information
We operate as a single segment. Our chief operating decision-maker is considered to be our Chief Executive Officer. The chief operating decision-maker allocates resources and assesses performance of the business at the consolidated level.
The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer reviews financial information including new license and subscription sales and maintenance renewals for purposes of allocating resources and evaluating financial performance. We have one business activity, and there are no segment managers who are held accountable for operating results or components below the consolidated unit level. Accordingly, we considered ourselves to be in a single operating and reporting segment structure.
We based revenue by geography on the billing address of each customer. The following table sets forth revenue and our net long-lived assets by geographic area:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Revenue
United States, country of domicile	$227,008	$187,922	$139,340
International	108,377	81,042	59,018
Total revenue	$335,385	$268,964	$198,358

	December 31,
(in thousands)	2013	2012	2011
Long-lived assets, net
United States, country of domicile	$94,059	$62,045	$51,966
Canada	26,982	17	1
All other international	13,972	16,911	13,453
Total long-lived assets, net	$135,013	$78,973	$65,420

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

17. Quarterly Results of Operations
The following table sets forth our unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters ended December 31, 2013. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
(in thousands, except per share data-unaudited)
Revenue	$97,093	$87,863	$77,519	$72,910	$73,530	$71,723	$64,040	$59,671
Gross profit	88,064	80,764	71,362	67,279	68,264	67,132	59,770	55,398
Income before income taxes	29,189	31,946	31,084	29,284	32,081	31,686	26,962	23,790
Net income	21,159	22,823	22,797	22,999	22,299	22,486	19,427	17,131
Basic earnings per share	$0.28	$0.30	$0.30	$0.31	$0.30	$0.30	$0.26	$0.23
Diluted earnings per share	$0.28	$0.30	$0.30	$0.30	$0.29	$0.29	$0.26	$0.23
Shares used in computation of basic earnings per share	75,119	75,371	75,250	74,987	74,550	74,344	74,033	73,743
Shares used in computation of diluted earnings per share	76,048	76,466	76,592	76,672	76,467	76,303	75,848	75,440

18. Subsidiary Guarantor
In November 2013, we filed an automatic shelf registration statement with the SEC, which enables us to offer and sell from time to time, in one or more offerings, an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, purchase contracts, purchase units or any combination thereof and is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Debt securities sold by us may be fully and unconditionally guaranteed on an unsecured basis by SolarWinds Worldwide, LLC, our principal operating subsidiary. The guarantee is subject to release under certain customary circumstances. The indenture governing any debt securities that may be issued by SolarWinds, Inc. provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; and 2) the requirements under the terms of the indenture for defeasance or covenant defeasance or satisfaction and discharge have been satisfied. SolarWinds, Inc. has no independent assets or operations, and any other direct subsidiaries of SolarWinds other than SolarWinds Worldwide are minor. The guarantee by SolarWinds Worldwide of any debt securities to be offered pursuant to the automatic shelf registration statement from time to time will be full and unconditional. There are no restrictions on the ability of SolarWinds to obtain funds from SolarWinds Worldwide through dividends, loans or advances other than certain restrictions on intercompany indebtedness as set forth in the Credit Agreement.

SOLARWINDS, INC.
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions (Charge to Expense)	Deductions (Write-offs, net of Recoveries)	Ending Balance
Allowance for doubtful accounts, customers and other:
Year ended December 31, 2011	$201	$86	$95	$192
Year ended December 31, 2012	192	269	190	271
Year ended December 31, 2013	271	464	262	473

EXHIBIT INDEX

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among SolarWinds, Inc., Timber Acquisition Corp., TriGeo Network Security, Inc., the Shareholders and Michelle Dickman, individually and in her capacity as Representative, dated as of June 20, 2011***		8-K	001-34358	2.1	6/23/2011
2.2	Asset Purchase Agreement dated as of December 14, 2011 by and among SolarWinds Worldwide, LLC, DameWare Development LLC, the Members of DameWare Development LLC and U.S. Bank, National Association***		8-K	001-34358	2.1	12/15/2011
2.3	Agreement and Plan of Merger and Reorganization dated as of May 17, 2013 by and among SolarWinds Worldwide, LLC, North Acquisition Corp., N-able Technologies International, Inc., the Equity Holder Representatives and U.S. Bank, National Association***		8-K	001-34358	2.1	5/28/2013
2.4	Agreement and Plan of Merger and Reorganization dated as of October 1, 2013 by and among SolarWinds Worldwide, LLC, Optimus Acquisition Corp., Confio Corporation, the Equity Holder Representative and U.S. Bank, National Association***		8-K	001-34358	2.1	10/7/2013
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	333-162661	3.1	11/5/2009
3.2	Amended and Restated Bylaws of the Registrant		8-K	001-34358	3.1	9/24/2013
4.1	Specimen Common Stock Certificate of the Registrant		S-1/A	333-149851	4.1	7/18/2008
4.2	Form of Indenture		S-3	333-192180	4.5	11/7/2013
10.1	Form of Indemnification Agreement for directors and officers		S-1/A	333-149851	10.1	8/22/2008
10.2	Indemnification Agreement by and between the Registrant and Donald C. Yonce, dated July 22, 2008		S-1/A	333-149851	10.1A	8/22/2008
10.3	Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated December 13, 2005, with Amendment No. 1 to the Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated December 20, 2006		S-1	333-149851	4.4	3/21/2008
10.4	Amended and Restated Stock Incentive Plan #		S-1	333-149851	10.2	3/21/2008
10.5	Form of Stock Option Agreement under Amended and Restated Stock Incentive Plan (Standard Form) #		S-1	333-149851	10.3A	3/21/2008
10.6	Form of Stock Option Agreement under Amended and Restated Stock Incentive Plan (Early Exercise Form) #		S-1	333-149851	10.3B	3/21/2008

10.7	2008 Equity Incentive Plan #		S-1/A	333-149851	10.4	6/10/2008
10.8	Form of Stock Option Agreement under 2008 Equity Incentive Plan #		S-1/A	333-149851	10.5	6/10/2008
10.9	Form of Restricted Stock Purchase Agreement under 2008 Equity Incentive Plan #		S-1/A	333-149851	10.6	6/10/2008
10.10	Form of Restricted Stock Unit Agreement under 2008 Equity Incentive Plan #		S-1/A	333-149851	10.6A	6/10/2008
10.11	Registrant Bonus Plan #		8-K	001-34358	10.1	5/25/2010
10.12	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Kevin B. Thompson, dated February 23, 2011 #		10-K	001-34358	10.13	2/25/2011
10.13	Employment Agreement between SolarWinds Worldwide, LLC and Michael J. Berry, dated February 8, 2010 #		8-K	001-34358	10.1	2/8/2010
10.14	Amendment to Employment Agreement between SolarWinds Worldwide, LLC and Michael J. Berry, dated February 23, 2011 #		10-K	001-34358	10.15	2/25/2011
10.15	Consulting Agreement between SolarWinds Worldwide, LLC and Michael J. Berry, dated September 30, 2013#		10-Q	001-34358	10.4	10/30/2013
10.16	Amended and Restated Employment Agreement between the Registrant, SolarWinds Worldwide, LLC, SolarWinds Australia Pty. Ltd. and Douglas G. Hibberd, dated January 31, 2011 #		10-K	001-34358	10.17	2/25/2011
10.17	Amendment to Amended and Restated Employment Agreement between the Registrant, SolarWinds Worldwide, LLC, SolarWinds Australia Pty. Ltd. and Douglas G. Hibberd, dated February 25, 2011 #		10-K	001-34358	10.17A	2/25/2011
10.18	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and J. Barton Kalsu, dated February 23, 2011 #		10-K	001-34358	10.19	2/25/2011
10.19	Employment Agreement between SolarWinds Worldwide, LLC and Jason Ream, dated October 1, 2013 #		10-Q	001-34358	10.3	10/30/2013
10.20	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Bryan A. Sims, dated February 23, 2011 #		10-K	001-34358	10.20	2/25/2011
10.21	Severance Agreement between Registrant, SolarWinds Worldwide, LLC and Bryan A. Sims, dated February 7, 2014 #	*
10.22	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Paul Strelzick, dated February 23, 2011 #		10-K	001-34358	10.21	2/25/2011

10.23	Credit Agreement, dated as of October 4, 2013, by and among SolarWinds, Inc., the Lenders referred to therein, Wells Fargo Bank, National Association, as administrative agent for the Lenders, and Wells Fargo Securities, LLC		8-K	001-34358	10.1	10/7/2013
10.24	Guaranty Agreement, dated as of October 4, 2013, by SolarWinds Worldwide, LLC in favor of and for the benefit of Wells Fargo Bank, National Association as administrative agent for the Lenders		8-K	001-34358	10.2	10/7/2013
21.1	List of subsidiaries of the Registrant	*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.3	Certification of Chief Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Label Linkbase Document	*
101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith
***
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SolarWinds, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.