Form 10-K/A
period 2013-12-31
SolarWinds, Inc.
filed 2014-03-28
CIK 1428669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
SolarWinds, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10‑K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2014 (the “Original Filing”) solely to correct an administrative error in the content of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The error appears in the second paragraph under the heading “Revenue—License, Maintenance and Other Revenue” on page 36 of the Original Filing. The first sentence of that paragraph states, “New license sales in our commercial business increased 53.6% in 2013 as compared to 2012.” The correct statement is as follows: “New license sales in our commercial business increased 10.5% in 2013 as compared to 2012.”
Except as described above, no other changes have been made to the Original Filing. This Form 10‑K/A does not amend, modify or update the financial statements or any other items or disclosures set forth in the Original Filing. The XBRL exhibits are not included in this Amendment No. 1 as there were no revisions made to the financial data in the Original Filing. The Original Filing sets forth disclosures that are unaffected by the amendment. Accordingly, this Form 10‑K/A should be read in conjunction with the Original Filing and all filings made with the SEC subsequent to the date of the Original Filing.
Parts of this Form 10-K/A contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that does not directly relate to any historical or current fact. Such statements may be signified by terms such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “should,” “will,” “would,” “could” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forwardlooking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” under Part I, Item 1A of the Original Filing. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of the original filing of the Form 10-K. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially and adversely from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART II

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
New license sales in our commercial business increased 10.5% in 2013 as compared to 2012. Our commercial product transaction growth was 30.4% in 2013 as compared to 2012 as a result of our growth in new license sales of our systems management products, particularly Web Help Desk and Serv-U. As the number of product transactions fluctuates with changes in the business or product mixes, this also affects our average transaction size for new license sales. As of December 31, 2013, the commercial average transaction size for new license sales, was approximately $7,900 as compared to approximately $8,900 as of December 31, 2012, a decrease of 11.6%. The decrease in our average transaction size was primarily due to the high volume of transactions of our Web Help Desk and Serv-U products in the last year combined with their lower average transaction size than our other products.
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

SOLARWINDS, INC.

Dated:	March 28, 2014	By:	/s/ Jason Ream
Jason Ream
Executive Vice President, Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin B. Thompson	President, Chief Executive Officer and Director (principal executive officer)	March 28, 2014
Kevin B. Thompson

/s/ Jason Ream	Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	March 28, 2014
Jason Ream

/s/ J. Barton Kalsu	Executive Vice President, Finance and Chief Accounting Officer (principal accounting officer)	March 28, 2014
J. Barton Kalsu

/s/ Steven M. Cakebread	Lead Independent Director	March 28, 2014
Steven M. Cakebread

/s/ J. Benjamin Nye	Director	March 28, 2014
J. Benjamin Nye

/s/ Ellen F. Siminoff	Director	March 28, 2014
Ellen F. Siminoff

/s/ Roger J. Sippl	Director	March 28, 2014
Roger J. Sippl

/s/ Lloyd G. Waterhouse	Director	March 28, 2014
Lloyd G. Waterhouse

EXHIBIT INDEX

Exhibit No.		Provided Herewith
Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.3	Certification of Chief Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith