Form 10-Q
period 2014-03-31
SolarWinds, Inc.
filed 2014-05-07
CIK 1428669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 001-34358

SOLARWINDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	73-1559348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7171 Southwest Parkway
Building 400
Austin, Texas 78735
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On May 2, 2014, 75,391,583 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS, INC.

Safe Harbor Cautionary Statement
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “intends,” “targets,” “may,” “could,” “should,” “will,” “would” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations including, without limitation, the following:

•	expectations regarding our plans and strategies to grow our business and expand our market presence, including internationally;

•	expectations regarding our financial condition and results of operations, including revenue, operating income, non-GAAP operating margin and effective income tax rate;

•	expectations regarding our international earnings and investment of those earnings in international operations;

•	expectations concerning future acquisitions;

•	our market opportunities and our ability to take advantage of such market opportunities, the demand for IT management products in various markets and factors contributing to such demand;

•	our sales and marketing efforts and our expectations about the results of those efforts;

•	expectations regarding investment plans and our capital expenditures;

•	our research and development plans;

•	our share repurchase program;

•	our equity compensation plans and practices;

•	our future borrowings and our beliefs regarding the sufficiency of our cash and cash equivalents, cash flows from operating activities and borrowing capacity;

•	expectations regarding the leases for our current and future corporate headquarters; and

•	expectations regarding the outcome of legal proceedings in which we are involved.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following: (a) the inability to generate significant volumes of sales leads from Internet search engines, marketing campaigns and traffic to our websites; (b) the inability to expand our sales operations effectively; (c) the inability to increase sales to existing customers and to attract new customers; (d) SolarWinds' ability to successfully identify, complete, and integrate acquisitions; (e) the possibility that general economic conditions or uncertainty cause information technology spending to be reduced or purchasing decisions to be delayed; (f) the timing and success of new product introductions and product upgrades by SolarWinds or its competitors; (g) the presence or absence of occasional large customer orders, including in particular those placed by the U.S. federal government; (h) potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity; and (i) such other risks and uncertainties described more fully under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2013 and our quarterly reports on Form 10-Q and other documents we file with the Securities and Exchange Commission ("SEC"). Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially and adversely from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$208,335	$165,973
Short-term investments	14,486	19,327
Accounts receivable, net of allowances of $804 and $473 as of March 31, 2014 and December 31, 2013, respectively	43,707	45,694
Income tax receivable	5,597	1,535
Deferred taxes	7,378	5,410
Prepaid and other current assets	9,867	4,846
Total current assets	289,370	242,785
Property and equipment, net	17,789	9,213
Long-term investments	9,251	11,012
Deferred taxes	486	478
Goodwill	317,102	317,054
Intangible assets and other, net	118,339	125,800
Total assets	$752,337	$706,342
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,095	$7,187
Accrued liabilities and other	16,359	17,716
Income taxes payable	1,415	563
Current portion of deferred revenue	135,520	128,328
Current debt obligation	40,000	40,000
Total current liabilities	203,389	193,794
Long-term liabilities:
Deferred revenue, net of current portion	8,259	6,863
Non-current deferred taxes	5,824	4,975
Other long-term liabilities	23,883	16,816
Total liabilities	241,355	222,448
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 75,375,143 and 75,009,620 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	75	75
Additional paid-in capital	245,968	236,481
Accumulated other comprehensive income	2,908	2,953
Accumulated earnings	262,031	244,385
Total stockholders’ equity	510,982	483,894
Total liabilities and stockholders’ equity	$752,337	$706,342
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share information)
(Unaudited)

	Three months ended March 31,
	2014	2013
Revenue:
License	$36,351	$30,725
Maintenance and other	54,921	42,185
Subscription	4,637	—
Total revenue	95,909	72,910
Cost of license revenue	4,109	2,761
Cost of maintenance and other revenue	3,456	2,870
Cost of subscription revenue	2,463	—
Gross profit	85,881	67,279
Operating expenses:
Sales and marketing	33,980	20,300
Research and development	14,140	7,846
General and administrative	15,929	9,821
Total operating expenses	64,049	37,967
Operating income	21,832	29,312
Other income (expense):
Interest income	78	123
Interest expense	(219)	—
Other income (expense), net	195	(151)
Total other income (expense)	54	(28)
Income before income taxes	21,886	29,284
Income tax expense	4,240	6,285
Net income	$17,646	$22,999
Net income per share:
Basic earnings per share	$0.23	$0.31
Diluted earnings per share	$0.23	$0.30
Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share	75,207	74,987
Shares used in computation of diluted earnings per share	76,198	76,672
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
Net income	$17,646	$22,999
Other comprehensive loss:
Foreign currency translation adjustment	(47)	(2,312)
Unrealized gains on investments, net of income tax expense of $1 and $24 for the three months ended March 31, 2014 and 2013, respectively	2	45
Other comprehensive loss	(45)	(2,267)
Comprehensive income	$17,601	$20,732
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$17,646	$22,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,895	5,322
Provision for doubtful accounts	348	73
Stock-based compensation expense	10,207	6,341
Deferred taxes	(1,198)	(1,879)
Excess tax benefit from stock-based compensation	(2,986)	(4,730)
Discount on investments	—	21
Other non-cash expenses (benefits)	385	(14)
Changes in operating assets and liabilities:
Accounts receivable	1,716	(1,995)
Income taxes receivable	(1,465)	15
Prepaid and other assets	(1,754)	570
Accounts payable	(753)	(278)
Accrued liabilities and other	(1,369)	(6,053)
Income taxes payable	1,122	3,074
Deferred revenue	8,608	7,421
Other long-term liabilities	3,189	—
Net cash provided by operating activities	42,591	30,887
Cash flows from investing activities
Maturities of investments	6,500	9,279
Purchases of property and equipment	(6,177)	(782)
Purchases of intangible assets	(117)	(113)
Net cash provided by investing activities	206	8,384
Cash flows from financing activities
Repurchase of common stock	(6,588)	(4,347)
Exercise of stock options	3,214	3,738
Excess tax benefit from stock-based compensation	2,986	4,730
Net cash provided by (used in) financing activities	(388)	4,121
Effect of exchange rate changes on cash and cash equivalents	(47)	(1,769)
Net increase in cash and cash equivalents	42,362	41,623
Cash and cash equivalents
Beginning of period	165,973	179,702
End of period	$208,335	$221,325
Supplemental disclosure of cash flow information
Cash paid for interest	$182	$—
Cash paid for income taxes	$5,561	$5,009
Non-cash investing transactions
Purchases of property and equipment included in accounts payable	$3,661	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Summary of Significant Accounting Policies
Organization and Nature of Operations
SolarWinds, Inc., a Delaware corporation, and its subsidiaries (“we” or “us”) design, develop, market, sell and support enterprise-class information technology, or IT, infrastructure management software to IT professionals in organizations of all sizes. Our product offerings range from individual software tools to more comprehensive software products that solve problems encountered every day by IT professionals. Our products are designed to help IT professionals efficiently and effectively manage their networks, systems and application infrastructure.
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
The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements that will have a significant impact on our condensed consolidated financial statements or notes thereto.
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

See Note 3 for a summary of our financial instruments accounted for at fair value on a recurring basis. The carrying amounts reported in our condensed consolidated balance sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2014 are summarized below:

(in thousands)	Unrealized Gain on Available-for-Sale Investments, net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$12	$2,941	$2,953
Other comprehensive gain (loss) before reclassification	2	(47)	(45)
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	2	(47)	(45)
Balance at March 31, 2014	$14	$2,894	$2,908
2. Investments
Our cash and cash equivalents as of March 31, 2014 and December 31, 2013 consisted of demand deposit accounts and money market funds. The following table summarizes our cash and cash equivalents:

	March 31,	December 31,
(in thousands)	2014	2013
Demand deposit accounts	$143,072	$128,630
Money market funds	65,263	37,343
Total cash and cash equivalents	$208,335	$165,973
Our short-term and long-term investments as of March 31, 2014 and December 31, 2013 consisted of available-for-sale securities, such as corporate bonds and municipal bonds. The following table summarizes our short-term and long-term available-for-sale securities as of March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate bonds	$13,442	$20	$—	$13,462	$18,257	$21	$—	$18,278
Municipal bonds	1,024	—	—	1,024	1,048	1	—	1,049
Total short-term investments	$14,466	$20	$—	$14,486	$19,305	$22	$—	$19,327
Long-term investments:
Available-for-sale securities:
Corporate bonds	$9,249	$5	$(3)	$9,251	$11,015	$8	$(11)	$11,012
Total long-term investments	$9,249	$5	$(3)	$9,251	$11,015	$8	$(11)	$11,012

The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of March 31, 2014
Corporate bonds	$5,062	$(3)	$—	$—	$5,062	$(3)
	$5,062	$(3)	$—	$—	$5,062	$(3)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2013
Corporate bonds	$6,104	$(11)	$—	$—	$6,104	$(11)
	$6,104	$(11)	$—	$—	$6,104	$(11)
The following table summarizes the contractual underlying maturities of our available-for-sale securities as of March 31, 2014:

(in thousands)	Cost	Fair Value
Due in one year or less	$14,466	$14,486
Due after one year through five years	9,249	9,251
	$23,715	$23,737

3. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of March 31, 2014 and December 31, 2013. We did not have any financial liabilities as of March 31, 2014 or December 31, 2013.

	Fair Value Measurements at March 31, 2014 Using				Fair Value Measurements at December 31, 2013 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$65,263	$—	$—	$65,263	$37,343	$—	$—	$37,343
Total cash equivalents	65,263	—	—	65,263	37,343	—	—	37,343
Short-term investments:
Corporate bonds	—	13,462	—	13,462	—	18,278	—	18,278
Municipal bonds	—	1,024	—	1,024	—	1,049	—	1,049
Total short-term investments	—	14,486	—	14,486	—	19,327	—	19,327
Long-term investments:
Corporate bonds	—	9,251	—	9,251	—	11,012	—	11,012
Total long-term investments	—	9,251	—	9,251	—	11,012	—	11,012
Total assets	$65,263	$23,737	$—	$89,000	$37,343	$30,339	$—	$67,682
There have been no transfers between fair value measurement levels during the three months ended March 31, 2014.
4. Credit Agreement
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
Our obligations under the Credit Agreement are guaranteed by SolarWinds Worldwide, LLC, or SolarWinds Worldwide, our principal domestic operating subsidiary and our future domestic subsidiaries, subject to certain exceptions, pursuant to the guaranty agreement, dated as of October 4, 2013, by SolarWinds Worldwide in favor of and for the benefit of the lenders.

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
On October 4, 2013, we borrowed $40.0 million at an interest rate of approximately 1.4% under a revolving loan under the Credit Agreement that was used to finance a portion of the consideration paid upon the acquisition of Confio Corporation, or Confio. On March 31, 2014, the borrowings remained outstanding under the facility and we were in compliance with all covenants associated with the Credit Agreement.
5. Earnings Per Share
We computed basic earnings per share using the weighted-average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and vesting of restricted stock units using the treasury stock method.
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three months ended March 31,
	2014	2013
(in thousands)
Basic earnings per share
Numerator:
Net income	$17,646	$22,999
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	75,207	74,987
Diluted earnings per share
Numerator:
Net income	$17,646	$22,999
Denominator:
Weighted-average shares used in computing basic earnings per share	75,207	74,987
Add options and restricted stock units to purchase common stock	991	1,685
Weighted-average shares used in computing diluted earnings per share	76,198	76,672
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

	Three months ended March 31,
(in thousands)	2014	2013
Antidilutive shares	1,966	536
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options and vesting of restricted stock units. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises of stock options and vesting of restricted stock units.
On July 29, 2013, we announced that our Board of Directors approved a share repurchase program, authorizing us to purchase up to $50.0 million of our outstanding common stock. We are authorized to make purchases in the open market, including pursuant to a Rule 10b5-1 plan, or in privately negotiated transactions. We expect that purchases will be funded using our cash on hand, cash generated from operations or borrowings under our Credit Agreement. During the three months ended March 31, 2014, we repurchased 0.1 million shares of our common stock for an aggregate purchase price of $2.7 million. Shares were retired upon repurchase. We expect that all repurchases under our authorized share repurchase program will occur on or before August 1, 2014 although the exact timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. The program may be extended, suspended or discontinued at any time without prior notice.
6. Income Taxes
For the three months ended March 31, 2014 and 2013, we recorded income tax expense of $4.2 million and $6.3 million, respectively, resulting in an effective tax rate of 19.4% and 21.5%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2014 compared to the same period in 2013 was primarily attributable to an increase in international earnings as a percentage of total earnings, which are generally taxed at lower tax rates.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. In the three months ended March 31, 2014 and 2013, interest and penalties recorded were not significant. As of March 31, 2014, we had an insignificant amount accrued for interest and penalties related to unrecognized tax benefits.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2013 tax years generally remain open and subject to examination by federal and foreign tax authorities. The 2007 through 2013 tax years generally remain open and subject to examination by the state tax authorities. We are currently under audit by the U.S. Internal Revenue Service, or IRS, for the 2008, 2009 and 2010 tax years and we are not certain when the IRS audit will conclude. It is reasonably possible that our unrecognized tax benefits could change over the next twelve months if the IRS audit is completed during that time period. We are also under audit by the Indian Taxing Authority for the 2011 and 2012 tax years. Besides the United States and India, we are not currently under audit in any other taxing jurisdictions.
7. Commitments and Contingencies
Leases
In May 2013, we entered into a lease agreement for our new corporate headquarters in Austin, Texas for an initial lease term of thirteen years. In connection with the lease, the property owner provided a tenant improvement allowance of $8.0 million for leasehold improvements. In the first quarter of 2014, we received lease incentives of $3.1 million relating to tenant improvement allowances for leasehold improvements. Construction was completed and we moved into the new office space in April 2014. The leasehold improvement asset and the lease incentive liability will be amortized on a straight-line basis over the term of the lease as depreciation expense and as an offset to rent expense, respectively. In the initial year of the lease, our new facility will consist of approximately 172,000 square feet. We will occupy the remaining building space in the second year which will increase our total square feet to approximately 230,000. Our base rent will be approximately $3.0 million in the first year and approximately $5.3 million in the second year with annual escalations of approximately 2.25% thereafter.

We plan to either terminate our existing lease through a settlement with our landlord or sublease all or part of our existing corporate headquarters to a third party for the remaining lease term through May 2016. If we are unable to terminate our lease or sublease the building, we would be required to recognize a loss in the second quarter of 2014 for the fair value of our remaining obligation of up to $8.2 million.
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
Uniloc Case
On September 13, 2010, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (“Uniloc”) brought a lawsuit against us and several other defendants in the United States District Court for the Eastern District of Texas (“Eastern District of Texas”). The complaint filed by Uniloc alleges that we and each of the other fifteen named defendants' software infringe U.S. patent 5,490,216 (“216 Patent”) allegedly owned by Uniloc. Uniloc alleges that our software, specifically its license key system, infringes upon its patent that utilizes a system for activating software products through a registration process. In

September 2011, another company, Sureloc, Inc. (“Sureloc”) claimed that it owned the '216 Patent. As a result, on November 3, 2011, Uniloc and its affiliates filed a lawsuit in the Superior Court of the State of California against Sureloc, Patrick Rooney, and Does 1-100 (the “Sureloc case”), seeking, among other things, a declaratory judgment that Uniloc and not Sureloc, is the exclusive owner of the '216 Patent. Once the Eastern District of Texas was informed of the Sureloc case, all Uniloc cases alleging infringement of the '216 Patent that were pending before the Eastern District of Texas were stayed on December 1, 2011. Subsequently, Uniloc and Sureloc settled their dispute regarding ownership of the '216 Patent, and the California state case against Sureloc case was dismissed with prejudice on September 25, 2012.
On January 25, 2013, the Eastern District of Texas lifted the stay of all Uniloc '216 Patent cases. On March 21, 2013, Uniloc filed a motion to dismiss all remaining defendants in the '216 Patent cases, without prejudice, and simultaneously filed a new complaint against us (as well as any other defendants from the original case that had not reached a settlement agreement with Uniloc).
Because this lawsuit is in the initial stages, it is not possible to reliably assess the outcome of the litigation. Therefore, we cannot currently estimate the potential loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.
8. Subsidiary Guarantor
In November 2013, we filed an automatic shelf registration statement with the SEC, which enables us to offer and sell from time to time, in one or more offerings, an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, purchase contracts, purchase units or any combination thereof and is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. Debt securities sold by us may be fully and unconditionally guaranteed on an unsecured basis by SolarWinds Worldwide. The guarantee is subject to release under certain customary circumstances. The indenture governing any debt securities that may be issued by SolarWinds, Inc. provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; and 2) the requirements under the terms of the indenture for defeasance or covenant defeasance or satisfaction and discharge have been satisfied. SolarWinds, Inc. has no independent assets or operations, and any other direct subsidiaries of SolarWinds, Inc. other than SolarWinds Worldwide are minor. The guarantee by SolarWinds Worldwide of any debt securities to be offered pursuant to the automatic shelf registration statement from time to time will be full and unconditional. There are no restrictions on the ability of SolarWinds, Inc. to obtain funds from SolarWinds Worldwide through dividends, loans or advances other than certain restrictions on intercompany indebtedness as set forth in the Credit Agreement.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a discussion of the uncertainties, risks and assumptions associated with these statements.
Overview
We design, develop, market, sell and support powerful yet easy-to-use enterprise-class IT infrastructure management software to IT professionals in organizations of all sizes. Our product offerings range from individual software tools to more comprehensive software products that solve problems encountered every day by IT professionals and help to enable efficient and effective management of their network, systems and application infrastructure. Our products are ready-to-use, featuring intuitive and easily customized user interfaces and built-in workflows. Most of our products can be downloaded directly from our websites and installed and configured by our end-users in a matter of hours. Our customers include small- and mid-size businesses, large enterprises, managed service providers, and local, state and federal government entities that have purchased our products.
Key Financial Highlights
Key financial highlights for the first quarter of 2014 include the following:

•	Total revenue was $95.9 million in the first quarter of 2014 compared to $72.9 million in the first quarter of 2013, representing an increase of 31.5%;

•
Combined maintenance and subscription revenue in the first quarter of 2014 was $59.6 million compared to $42.2 million in the first quarter of 2013, representing 41.2% year-over-year growth in recurring revenue;

•	Net income was $17.6 million in the first quarter of 2014 compared to $23.0 million in the first quarter of 2013, representing a decrease of 23.3%;

•
Net income was $0.23 per share on a fully diluted basis for the first quarter of 2014 compared to $0.30 per share on a fully diluted basis for the first quarter of 2013, resulting in a decrease of 23.3%; and

•	Cash flow from operating activities was $42.6 million in the first quarter of 2014 compared to $30.9 million in the first quarter of 2013, representing an increase of 37.9%.
In 2013 and the first quarter of 2014, we invested across our business and, in particular, in areas that we believe are an important foundation for our long term growth such as:

•
We continued investing in product development allowing us to accelerate new product releases and enhancements for our products. In addition, we are increasingly focused on the integration of the products in our portfolio in order to deliver a suite of products with a seamless user experience;

•
We released key new versions of our network and systems and application management products, which continued to improve the usability and add features our customers rely on daily. We also built upon the N-able suite of products for managed service providers with the addition of N-able Help Desk Manager; and

•
We invested in brand awareness in markets that we have entered more recently, such as security and systems management, and geographies where we believe there exist key opportunities, like Germany, UK, Australia and Brazil. This investment was designed to place us front and center as companies search for information and solutions for their IT management challenges.

We believe that we have yet to see the full impact from certain of the incremental investments in our business the last several quarters. These investments are primarily in product and business infrastructure which require time to complete and to begin to have a positive impact on performance.
We are committed to our business model and have continued to focus on ways to leverage and refine our model. We have made investments in our business to build momentum over the last several quarters and believe that we are beginning to see the positive impact of those efforts in the acceleration of total revenue. Our strategic focus in 2014 is centered around the following initiatives:

•	Improving the competitive positioning of our products by investing in new product features and infrastructure;

•	Acquiring and internally developing products that will expand our presence in our current markets or new markets;

•	Expanding our web presence, brand awareness and improving our communication with prospects and our current customer base both domestically and internationally;

•
Increasing our presence in several key geographic markets including Asia-Pacific, Latin America, Europe, Middle East and Africa by expanding our product portfolio, localizing marketing material and establishing new relationships with distributors and resellers;

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
Revenue Growth
Revenue growth includes the growth in our license, maintenance and subscription revenue, which are critical to our long-term success. We have employed a differentiated business model for marketing and selling high volumes of enterprise-class software, which is focused on revenue growth at high operating margins. We regularly review our total revenue growth to measure the success of our investments and strategic business decisions. We have built a financial and operational model that focuses on the long-term value of our customer relationships. After the initial new license or subscription purchase, our goal is to create opportunities for sales of additional products, license or subscription upgrades and renewal purchases from the customer. This is an important component of our financial model and future revenue growth. This model is based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our IT management products. Our recurring revenue, which consists of maintenance and subscription revenue, is reflective of the relationship we have built with our customers. Our revenue growth percentages were 31.5% and 22.2% for the three months ended March 31, 2014 and 2013, respectively, as compared to the same periods of the previous years. We expect our total revenue growth to be approximately 22-26% for the fiscal year 2014.
Non-GAAP Operating Income and Non-GAAP Operating Margin
Our management uses non-GAAP operating income and non-GAAP operating margin as key measures of our performance. Because our non-GAAP operating income excludes certain items such as amortization of intangible assets, stock-based compensation and related employer-paid payroll taxes, certain acquisition related adjustments and restructuring charges that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance, particularly with respect to changes in performance from period to period. We use non-GAAP operating income and non-GAAP operating margin in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income and non-GAAP operating margin is not determined in accordance with GAAP and is not a substitute for, or superior to, financial measures determined in accordance with GAAP. We increased our investments in the business in the last half of 2013 and during the first quarter of 2014 and we expect our non-GAAP operating margin to be approximately 41-42% for fiscal year 2014.
For further discussion regarding non-GAAP financial measures including non-GAAP operating income, see “Non-GAAP Financial Measures” below.
Opportunities, Trends and Uncertainties
Businesses, governments and other organizations are increasingly relying on networks, systems, and applications to execute their operations, facilitate their internal and external communications and transact business with their customers and partners. The size of these networks, the number of applications and servers, and the complexity of physical and virtual server environments are increasing as organizations place more reliance on them. In addition, business initiatives to capture, store, and analyze an increasing amount of organizational data are creating new IT management challenges. Furthermore, the adoption of cloud computing technologies, which is shifting a growing number of critical workloads off premises, is also creating new IT management complexities and placing increasing importance on the performance of IT assets as compute resources become more distributed. The development and evolution of cloud computing technologies is also allowing a growing number of small and medium-sized organizations to rely upon third parties, known as managed service providers, or MSPs, for their IT management needs. These MSPs need powerful, yet easy-to-use and affordable solutions in order to address a wide range of IT management issues for the thousands of small and medium-sized organizations they serve.
In order to address these challenges, we offer a cohesive portfolio of powerful, yet easy-to-use and affordably priced IT management products spanning networks, systems, and application management. This includes software that we have either developed or acquired that allows IT professionals to manage the performance, health, and configurations of network devices, firewalls, applications, physical and virtual servers, storage devices, as well as software for log and security information management. It also includes software that provides IT professionals with mobile and remote access to their IT infrastructure and software to help them track and resolve IT issues along with their IT assets. Lastly, our portfolio includes a set of cloud-based remote monitoring and management products that allow MSPs to remotely access and address a broad range of IT issues faced by their customers in order to ensure the performance and security of their networks, desktops, servers, and other proprietary systems. We believe that IT-related trends and the limitations of existing offerings present a significant market opportunity for our products and starting in 2013, we began to increase our investment as a percentage of revenue to take advantage of this market opportunity. We expect our revenue to continue to grow as we capitalize on these and other market opportunities through acquisitions and development. Our ability to grow revenue will depend on a number of factors and assumptions, many of which are outside of our control. Further, any revenue growth and operating synergies of our acquired products and businesses depends on our ability to successfully integrate those products and businesses and may be lower than expected if we are unable to do so in the future.
In the first quarter of 2014, we recognized 28.0% of our revenue from sales by our international subsidiaries, which includes all subsidiaries outside of North America. We believe there is a substantial opportunity for additional sales of our software in the Europe, Middle East and Africa, or EMEA, region, the Asian-Pacific region, and the Latin American region. We intend to increase our sales, marketing and support operations in these regions. However, we believe there is significant uncertainty regarding the economic conditions in certain of these geographic regions. While we believe that any difficult economic conditions may adversely affect the sales of our products, this could also offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of some competing products.
We expect the U.S. federal government to continue to be a significant market opportunity, as we believe the ease of deployment, power and scalability of our products gives us a competitive advantage to sell to various agencies and departments of the U.S. federal government. The U.S. federal government new license sales, including both direct sales and sales through distributors and resellers, were 6.6% of our total new license sales in the first quarter of 2014 as compared to 5.5% of our total new license sales in the first quarter of 2013. We have experienced and continue to expect inconsistency in the buying pattern of the U.S. federal government for larger transactions with our products. We believe that many of our larger transactions, both new licenses and maintenance renewals, with the U.S. federal government are dependent on specific projects that may not be continued at the same scale in the future due to budgetary cuts or other reasons, and the reduction or cancellation of specific projects such as these could result in our sales to the U.S. federal government growing less rapidly than expected or even decreasing. In addition, our sales, both new licenses and maintenance renewals, to the U.S. federal government are largely dependent on systems integrators, distributors and resellers whose purchases from us have been difficult to predict.
Key Components of Our Results of Operations
Sources of Revenue
Our revenue is primarily comprised of license, maintenance and subscription revenue.
License, Maintenance and Other Revenue. We primarily license our software under perpetual licenses, which ordinarily include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new perpetual licenses and upgrades of license size to our software. We have experienced annual growth in license revenue. Maintenance revenue is an important source of our future revenue. Customers can renew, and generally have renewed, their maintenance agreements at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. We have experienced strong and consistent annual and quarterly growth in maintenance and other revenue. Because our maintenance base has continued to grow each year due to new license sales, high customer retention and acquisitions, we expect maintenance revenue to continue to increase in absolute dollars in future periods.
Subscription Revenue. We primarily derive subscription revenue from fees received from customers for time-based license arrangements and software-as-a-service, or SaaS, offerings which were introduced during the second quarter of 2013 as a result of our acquisition of N-able Technologies International, Inc., or N-able. We currently sell our subscription products separately from our perpetual offerings.
Cost of Revenue
Cost of revenue primarily consists of amortization of acquired developed product technologies, personnel costs related to providing technical support services and royalty and hosting fees. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for technical support personnel, as well as an allocation of our facilities, information technology, employee benefit and other overhead costs. We allocate stock-based compensation expense and related employer-paid payroll taxes to personnel costs based on the expense category in which the option or restricted stock unit holder works. We allocate overhead, such as rent, computer and other technology costs, and employee benefit costs to personnel costs in each expense category based on worldwide headcount in that category.
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
Our operating expenses increased in absolute dollars and as a percentage of revenue in the first quarter of 2014 compared to the first quarter of 2013, as we have continued to build infrastructure and add employees through acquisitions and organic growth across all departments in order to accelerate and support our growth. We increased our investment in marketing, sales and product development in late 2013 for initiatives we believe are important to our long-term goals. The increase in operating expenses is primarily related to increased spend in our marketing and sales programs and the development of new products along with adding new functionality to our current products. The number of full-time employees as of March 31, 2014, was 1,357, as compared to 905 as of March 31, 2013.
We expect our operating expenses to continue to increase in absolute dollars as we make long-term investments in our business both domestically and internationally. Our operating expenses in future periods may increase in absolute dollars and fluctuate as a percentage of revenue as a result of any future acquisitions and any further decisions to increase our investment in our business. In addition, we intend to continue to grant equity awards to our current executives and employees and those who join us in the future through acquisitions or otherwise, which will result in additional stock-based compensation expense.
Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives, commissions earned by our sales personnel, the cost of marketing programs such as paid search, search engine optimization and management, trade shows, website maintenance and design and the cost of business development programs. We will continue to hire sales personnel in the United States and in our international sales offices to drive new license sales growth. We also expect to continue to invest in our websites, online user community site, brand awareness initiatives and marketing programs to drive customer downloads and support our new product launches.
Research and Development. Research and development expenses primarily consist of personnel costs for our product development employees and executives and, to a lesser extent, contractor fees. We have devoted our development efforts primarily to expanding our product line and increasing the functionality and enhancing the ease-of-use of our software products. We have significantly increased our research and development employee headcount with the acquisition of N-able and the continued expansion of our research and development centers in the Czech Republic and India. We expect to continue to invest in our research and development activities by hiring engineers in our international locations and supplementing our internal research and development activities with additional contract services, which will allow us to continue our research and development growth strategy internationally.
General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel and the amortization of acquired intangible assets. Legal, accounting and other professional service fees, restructuring charges related to the closing of certain offices along with general corporate expenses are also recorded in general and administrative expenses. We expect to incur higher administrative costs in future periods as our business continues to grow both organically and through acquisitions.

Other Income (Expense)
Other income (expense) primarily consists of interest income, interest expense, transactional foreign exchange gains (losses), foreign exchange contracts gains (losses) and grant income.
Income Tax Expense
Income tax expense primarily consists of corporate income taxes related to profits resulting from the sale of our software offerings by our three entities that sell our software, one in the United States, one in Canada and one in Ireland. The rate of taxation on income earned by our U.S. entity is higher than the rate of taxation on income earned by our Canadian and Irish entities. If our international income, as a percentage of total income, increases as we expect, then our effective income tax rate should correspondingly decline. However, our effective tax rate may be affected by many other factors, such as changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, the impact of accounting for uncertain tax positions, changes in our international structure, shifts in the amount of taxable income earned in the United States, as compared with other regions in the world, and changes in overall levels of income before tax.
We benefit from the tax credit incentives under the U.S. research and experimentation credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit expired on December 31, 2013, and if not renewed under similar terms as in prior years the result could have a material impact on our financial results.
Comparison of the Three Months Ended March 31, 2014 and 2013
The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Three months ended March 31,
	2014	% of Revenue	2013	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$36,351	37.9%	$30,725	42.1%	$5,626
Maintenance and other	54,921	57.3	42,185	57.9	12,736
Subscription	4,637	4.8	—	—	4,637
Total revenue	95,909	100.0	72,910	100.0	22,999
Cost of revenue	10,028	10.5	5,631	7.7	4,397
Gross profit	85,881	89.5	67,279	92.3	18,602
Operating expenses:
Sales and marketing	33,980	35.4	20,300	27.8	13,680
Research and development	14,140	14.7	7,846	10.8	6,294
General and administrative	15,929	16.6	9,821	13.5	6,108
Total operating expenses	64,049	66.8	37,967	52.1	26,082
Operating income	21,832	22.8	29,312	40.2	(7,480)
Other income (expense):
Interest income	78	0.1	123	0.2	(45)
Interest expense	(219)	(0.2)	—	—	(219)
Other income (expense), net	195	0.2	(151)	(0.2)	346
Total other income (expense)	54	0.1	(28)	—	82
Income before income taxes	21,886	22.8	29,284	40.2	(7,398)
Income tax expense	4,240	4.4	6,285	8.6	(2,045)
Net income	$17,646	18.4%	$22,999	31.5%	$(5,353)

Revenue
Revenue increased $23.0 million, or 31.5%, in the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013. Total revenue by product group was $58.1 million and $51.7 million for network management, $29.8 million and $21.2 million for systems and application management and $8.0 million and $0 for our MSP products for the quarters ended March 31, 2014 and 2013, respectively.
Our revenue from our international subsidiaries was 28.0% and 27.1% of total revenue in the first quarter of 2014 and 2013, respectively. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. We expect international sales as a percentage of our total sales in 2014 to increase slightly as compared to 2013. We plan to continue expanding our sales efforts outside of the U.S.
License, Maintenance and Other Revenue
License revenue increased $5.6 million primarily due to increased sales of our systems and application management products globally and increased sales of our network management products in EMEA and Asia-Pacific and to the U.S. federal government.
In the fourth quarter of 2013, we changed the methodology for calculating our average transaction size and product transaction volume growth metrics. We now calculate these metrics using commercial transactions only and excluding any transactions that consist solely of our network management and systems and application management transactional products sold on a stand-alone basis or our MSP products. In addition, we no longer calculate these metrics using a trailing 12-month average. We have recalculated the metrics disclosed below from prior period filings based on the new methodology.
Our commercial product transaction growth was 4.0% in the first quarter of 2014 as compared to the first quarter of 2013. The overall growth in commercial product transactions in the first quarter of 2014 was negatively impacted by a decline in the number of stand-alone transactions of our network configuration products that we attribute to a structural change within our sales organization during 2013 that was intended to reduce the number of lower-sized transactions of single products and to drive higher levels of new license sales through improved cross-product attach rates across our entire portfolio of network management and configuration products.
In the first quarter of 2014, the commercial average size for new license transactions was approximately $7,700 as compared to approximately $7,100 in the first quarter of 2013, or an increase of 8.6%. The increase in our commercial average transaction size was primarily due to a greater number of larger transactions, particularly transactions of $20,000 or more, across our network and systems management product portfolios during the first quarter of 2014 as compared to the first quarter of 2013. These larger transactions were driven by customers purchasing larger versions of many of our products in the first quarter of 2014 than in the first quarter of 2013, as well as the impact of sales of Database Performance Analyzer, which has a higher average transaction size than our historical company average.
Maintenance and other revenue increased $12.7 million due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue. We have maintained high customer retention and in addition, our renewal base has continued to increase each quarter as we have begun to renew and recognize the maintenance revenue associated with our acquired products.
Subscription Revenue
Subscription revenue of $4.6 million is from the sale of our MSP products introduced as a result of our acquisition of N-able in the second quarter of 2013. N-central, N-able's flagship product for MSPs, along with other products which complement N-central had a strong performance as we transitioned N-able into a primarily subscription model and invested in their business.
Cost of Revenue
Cost of revenue increased $4.4 million, or 78.1%, in the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013. Cost of license revenue increased by $1.3 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to the amortization of acquired product technologies associated with our acquisitions in 2013 and 2012. Cost of maintenance revenue also increased $0.6 million primarily due to increased personnel costs, which include stock-based compensation expense, to support new customers, additional product offerings from acquisitions and internal product development.
Cost of subscription revenue was $2.5 million in the quarter ended March 31, 2014 and consists of personnel costs, amortization of acquired developed product technologies and other direct costs, including royalty fees and hosting fees, related to our subscription products and services, which were introduced during the second quarter of 2013.

Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $13.7 million, or 67.4%, in the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013. Our sales and marketing personnel costs, which include stock-based compensation expense, increased $9.1 million. We have increased employee headcount in our sales, marketing and maintenance renewal teams as a result of organic growth and through the acquisitions of N-able and Confio. Marketing program costs increased $3.9 million due to the increased investment around demand generation and brand awareness. Our sales expense as a percentage of revenue increased slightly in the first quarter of 2014 as compared to the same period in 2013 primarily due to the acquisitions of N-able and Confio.
Research and Development. Research and development expenses increased $6.3 million, or 80.2%, in the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013 due to our increased investment in product development. In order to support the ongoing development of new products and our current products, we continued to increase the size of our Czech Republic and India research and development centers during 2013 and the first quarter of 2014 and supplemented our internal product development activities with additional contract services. We also increased our research and development headcount through the acquisition of N-able in the second quarter of 2013 and through the acquisition of Confio in the fourth quarter of 2013. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $4.1 million and contract services increased $2.0 million in the first quarter of 2014 as compared to the first quarter of 2013. Contract services increased due to additional product development work that was completed by our offshore development vendors.
General and Administrative. General and administrative expenses increased $6.1 million, or 62.2%, in the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013. This increase was primarily due to a $4.1 million increase in personnel costs, which include stock-based compensation expense and a $0.7 million increase in amortization of acquired intangibles. Other costs such as professional fees and contractor services increased $0.7 million. Restructuring charges, which primarily consist of accelerated depreciation on leasehold improvements and furniture and lease abandonment charges related to the closing of certain offices, increased $0.5 million.
Income Tax Expense
Our income tax expense decreased by $2.0 million in the quarter ended March 31, 2014 as compared to the same period in 2013. Our effective tax rate decreased from 21.5% in the quarter ended March 31, 2013 to 19.4% in the quarter ended March 31, 2014. These decreases were primarily attributable to an increase in international earnings as a percentage of total earnings, which are generally taxed at lower tax rates.
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
We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results because they exclude certain amounts that our management and Board of Directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining employee incentive compensation. Accordingly, these non-GAAP financial measures may provide insight to investors into the motivation and decision-making of management in operating the business. In addition, by comparing our non-GAAP financial measures in different historical periods, our investors can evaluate our operating results without the additional variations of certain items that may not be indicative of our core operations, including stock-based compensation expense, which is a non-cash expense that we believe is not a key measure of our operations.
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
Non-GAAP Operating Income and Non-GAAP Operating Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2014	2013
GAAP operating income	$21,832	$29,312
Amortization of intangible assets (1)	7,559	4,438
Stock-based compensation expense and related employer-paid payroll taxes (2)	10,794	6,946
Acquisition related adjustments (3)	(3)	50
Restructuring charges (4)	574	—
Non-GAAP operating income	$40,756	$40,746
GAAP operating margin	22.8%	40.2%
Non-GAAP operating margin	42.5%	55.9%
Non-GAAP operating income for the three months ended March 31, 2014 increased slightly as compared to the same period in 2013 primarily due to increases in amortization of intangible assets and stock-based compensation expense, offset by a decrease in GAAP operating income. Amortization of intangible assets increased in the first quarter of 2014 as compared to the same period in 2013 primarily due to increases in intangible assets resulting from the acquisitions that were completed in 2013. Stock-based compensation expense and related employer-paid payroll taxes increased primarily due to share-based incentive awards issued to employees for retention and, to a lesser extent, the addition of employees through acquisitions and organic growth. Our acquisition related adjustments fluctuate due to variations in the legal and accounting fees and restructuring costs associated with each of our acquisitions. Our restructuring charges primarily consist of lease abandonment charges and accelerated depreciation on leasehold improvements and furniture related to the closing of certain offices.

Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Share

	Three Months Ended March 31,
(in thousands, except per share information)	2014	2013
GAAP net income	$17,646	$22,999
Amortization of intangible assets (1)	7,559	4,438
Stock-based compensation expense and related employer-paid payroll taxes (2)	10,794	6,946
Acquisition related adjustments (3)	(3)	52
Restructuring charges (4)	574	—
Tax benefits associated with above adjustments (5)	(5,422)	(3,228)
Non-GAAP net income	$31,148	$31,207
Weighted-average number of shares used in computing diluted earnings per share	76,198	76,672
GAAP diluted earnings per share	$0.23	$0.30
Non-GAAP diluted earnings per share (6)	$0.41	$0.41
Non-GAAP net income for the three months ended March 31, 2014 decreased slightly as compared to the same period in 2013 primarily due to a decrease in the corresponding GAAP net income offset by increases in the adjustments discussed above in the calculation of non-GAAP operating income. Other adjustments to non-GAAP net income include fair value adjustments due to the passage of time related to contingent consideration included in acquisition related costs and the tax benefits associated with the excluded items. Non-GAAP diluted earnings per share remained consistent for the first quarter of 2014 as compared to the same period in 2013.
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

Liquidity and Capital Resources
Cash and cash equivalents and short-term and long-term investments were $232.1 million as of March 31, 2014. Our international subsidiaries held approximately $119.9 million of cash and cash equivalents of which 88.2% was held in Euros as of March 31, 2014. We expect our international cash and cash equivalents to continue to increase as a percentage of our consolidated cash and cash equivalents. We currently intend that the earnings generated by our international operations will be invested indefinitely in those operations and we do not expect to repatriate those earnings to our domestic operations. If we were to try and repatriate these earnings, we would incur a U.S. federal income tax liability that is not currently accrued in our condensed consolidated financial statements.
Our available cash and cash equivalents are primarily held in bank deposits and money market funds at March 31, 2014. Our short-term and long-term investments, classified as available-for-sale securities, consist of corporate bonds and municipal bonds held in investment accounts in the United States.
Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. The balances held in our demand deposit accounts in the United States may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor the balances in our accounts and adjust the balances as appropriate, these balances could be impacted by adverse conditions in the financial markets or by failure of the underlying depository institutions or guarantors. We strive to maintain our cash deposits, money market funds and investments with multiple financial institutions of reputable credit quality and, therefore, bear minimal credit risk. We actively monitor the third party depository institutions that hold our cash, cash equivalents and investments. To date, we have experienced no loss or lack of access to our invested cash, cash equivalents, and investments; however, we can provide no assurances that access to our funds will not be impacted by future adverse conditions.
Summarized cash flow information is as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Net cash provided by operating activities	$42,591	$30,887
Net cash provided by investing activities	206	8,384
Net cash provided by (used in) financing activities	(388)	4,121
Effect of exchange rate changes	(47)	(1,769)
Net increase in cash and cash equivalents	42,362	41,623
Operating Activities
Cash provided by operating activities is comprised of net income, adjustments primarily related to non-cash operating activities and changes in operating assets and liabilities. Adjustments for non-cash expenses were $15.7 million and $5.1 million for the three months ended March 31, 2014 and 2013, respectively. These adjustments primarily consist of stock-based compensation expense, depreciation and amortization and excess tax benefits related to employee stock-based awards. Stock-based compensation expense reduced income before income taxes by $10.2 million and $6.3 million in the three months ended March 31, 2014 and 2013, respectively.

The change in cash flows relating to operating activities resulted from changes in operating assets and liabilities and is primarily driven by the sales of our software and maintenance renewals. The significant changes in operating assets and liabilities include the following:

•
Deferred revenue increased to $143.8 million at March 31, 2014 as compared to $135.2 million at December 31, 2013, resulting in an increase in operating liabilities and reflecting a cash inflow of $8.6 million for the three months ended March 31, 2014. For the three months ended March 31, 2013, net cash provided by operating activities increased $7.4 million due to an increase in deferred revenue during the period as compared to the respective prior period. Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from maintenance fees.

•
Other long-term liabilities increased to $23.9 million at March 31, 2014 as compared to $16.8 million at December 31, 2013, resulting in an increase in operating liabilities and reflecting a cash inflow of $3.2 million for the three months ended March 31, 2014. This increase in other long-term liabilities and resulting cash inflow was primarily related to the lease incentive liability recorded for the tenant improvement allowance received related to our new corporate headquarters. See Note 7, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I, for additional information regarding our lease for our new corporate headquarters.

•
Changes in our income tax receivable and payable balances are also significant components of our cash flows from operating activities. Net cash provided by operating activities was reduced by income tax payments of $5.6 million and $5.0 million in the three months ended March 31, 2014 and 2013, respectively.

•
Accounts receivable decreased to $43.7 million at March 31, 2014 as compared to $45.7 million at December 31, 2013 resulting in a decrease in operating assets and reflecting a cash inflow of $1.7 million for the three months ended March 31, 2014. The increase in accounts receivable for the three months ended March 31, 2013 as compared to December 31, 2012 resulted in a cash outflow of $2.0 million for the three months ended March 31, 2013. Our accounts receivable balance fluctuates from period to period depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts, which affects our cash flow from operating activities. Our accounts receivable balance represents trade receivables from customers, including resellers and distributors, when we have provided software licenses and/or software maintenance agreements and we have not yet received payment. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.8 million and $0.3 million at March 31, 2014 and 2013, respectively. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 41.0 days and 42.4 days at March 31, 2014 and 2013, respectively.

Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2014 was primarily related to $6.5 million of proceeds from maturities of investments, offset by $6.2 million of cash used to purchase property and equipment. The purchases of property and equipment primarily relate to leasehold improvements and other additions for our new corporate headquarters. We received $3.1 million in tenant improvement allowances related to the purchase of leasehold improvements during the first quarter of 2014. For the three months ended March 31, 2013, net cash provided by investing activities was primarily related to $9.3 million of proceeds from maturities of investments.
We expect our capital expenditures for the remaining nine months of 2014 to be approximately $10 to $12 million, primarily related to our expected growth and expansions of our corporate headquarters in Austin, Texas and our international locations.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2014 was due to repurchases of common stock of $6.6 million, offset by $3.2 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock-based awards of $3.0 million, which is a reduction in cash payments related to income taxes.
On July 29, 2013, we announced that our Board of Directors approved a share repurchase program, authorizing us to purchase up to $50.0 million of our outstanding common stock. We are authorized to make purchases in the open market, including pursuant to a Rule 10b5-1 plan, or in privately negotiated transactions. We expect that purchases will be funded using our cash on hand, cash generated from operations or borrowings under our Credit Agreement. During the three months ended March 31, 2014, we repurchased 0.1 million shares of our common stock for an aggregate purchase price of $2.7 million. Since the inception of the share repurchase program, we have repurchased 1.0 million shares of our common stock for an aggregate purchase price of $35.3 million. Shares were retired upon repurchase. We expect that all repurchases under our authorized share repurchase program will occur on or before August 1, 2014 although the exact timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. The program may be extended, suspended or discontinued at any time without prior notice.
In addition, for the three months ended March 31, 2014, we withheld and retired shares of common stock to satisfy $3.9 million of minimum statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements as of March 31, 2014.
Net cash provided by financing activities for the three months ended March 31, 2013 was primarily due to the excess tax benefit related to stock option exercises of $4.7 million, which is a reduction in cash payments related to income taxes, and $3.7 million of proceeds from the exercise of employee stock options. In addition, we withheld and retired shares of common stock to satisfy $4.3 million of minimum statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements as of March 31, 2013.
Anticipated Cash Flows
We believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our Credit Agreement will be sufficient to fund our operations and our commitments for capital expenditures for at least the next 12 months.
Our Credit Agreement, which we entered on October 4, 2013 with a syndicated group of lenders, provides for an unsecured $125.0 million five-year revolving credit facility that is comprised of revolving loans and swingline loans and, subject to certain requirements, may be increased up to an additional $75.0 million for a maximum aggregate commitment of $200.0 million. See Note 4, Credit Agreement, in the Notes to Condensed Consolidated Financial Statements, for additional information regarding our Credit Agreement.
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
Contractual Obligations and Commitments
As of March 31, 2014, there have been no material changes in our contractual obligations and commitments that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in conformity with United States of America generally accepted accounting principles, or GAAP, and require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected, perhaps materially.
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
A full description of our critical accounting policies that involve significant management judgment appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on February 14, 2014 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” There have been no material changes to our critical accounting policies and estimates since that time.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements that will have a significant impact on our condensed consolidated financial statements or notes thereto.
Off-Balance Sheet Arrangements
During the first quarter of 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain financial market risks, including the following:
Interest Rate Risk
We had cash and cash equivalents of $208.3 million and $166.0 million at March 31, 2014 and December 31, 2013, respectively. We also had total short-term and long-term investments classified as available-for-sale securities of $23.7 million and $30.3 million at March 31, 2014 and December 31, 2013, respectively. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds, and our available-for-sale securities consist of corporate bonds and municipal bonds held in investment accounts in the United States. We hold cash, cash equivalents and available-for-sale securities for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at March 31, 2014. Our portfolio of available-for-sale securities classified as investments is subject to market risk due to changes in interest rates. Changes in interest rates could impact our future investment income, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investment securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
We have interest rate risk relating to the associated interest expense under our Credit Agreement, which has the option to be indexed to Wells Fargo Bank’s prime rate, the federal funds rate or LIBOR. However, due to the short-term nature and notional amount of our variable rate obligations, a hypothetical increase of 100 basis points on an annual basis would not have a material impact on our interest expense or cash flows. See Note 4, Credit Agreement, in the Notes to Condensed Consolidated Financial Statements, for additional information regarding our Credit Agreement.
Foreign Currency Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our international subsidiaries was approximately 28.0% of our total revenue for the three months ended March 31, 2014. The foreign currencies that we invoice and on which we collect are primarily the Euro, British Pound Sterling and Australian Dollar. Expenses incurred by our international subsidiaries are, generally, denominated in the local currency of the subsidiary. Our condensed consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies.
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operational and functional positions. As of March 31, 2014, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of income was insignificant for the first quarter of 2014.
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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, our Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings and claims, including the pending litigation discussed below, as well as other legal proceedings and claims that have not been fully resolved and that have arisen in our ordinary course of business. In the opinion of management, there is not at least a reasonable possibility that we may incur a material loss, or a material loss in excess of a recorded accrual, with respect to any legal proceedings. However, the outcome of legal proceedings and claims brought against us are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management’s expectations, our consolidated financial statements for a particular period could be materially adversely affected. See the risk factor “Litigation exposure related to our pending and any future litigation could adversely affect our results of operations, profitability and cash flows” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 under the heading “Risk Factors.”

Uniloc Case
On September 13, 2010, Uniloc USA, Inc. and Uniloc (Singapore) Private Limited (“Uniloc”) brought a lawsuit against us and several other defendants in the United States District Court for the Eastern District of Texas (“Eastern District of Texas”). The complaint filed by Uniloc alleges that we and each of the other fifteen named defendants' software infringe U.S. patent 5,490,216 (“216 Patent”) allegedly owned by Uniloc. Uniloc alleges that our software, specifically its license key system, infringes upon its patent that utilizes a system for activating software products through a registration process. In September 2011, another company, Sureloc, Inc. (“Sureloc”) claimed that it owned the '216 Patent. As a result, on November 3, 2011, Uniloc and its affiliates filed a lawsuit in the Superior Court of the State of California against Sureloc, Patrick Rooney, and Does 1-100 (the “Sureloc case”), seeking, among other things, a declaratory judgment that Uniloc and not Sureloc, is the exclusive owner of the '216 Patent. Once the Eastern District of Texas was informed of the Sureloc case, all Uniloc cases alleging infringement of the '216 Patent that were pending before the Eastern District of Texas were stayed on December 1, 2011. Subsequently, Uniloc and Sureloc settled their dispute regarding ownership of the '216 Patent, and the California state case against Sureloc case was dismissed with prejudice on September 25, 2012.
On January 25, 2013, the Eastern District of Texas lifted the stay of all Uniloc '216 Patent cases. On March 21, 2013, Uniloc filed a motion to dismiss all remaining defendants in the '216 Patent cases, without prejudice, and simultaneously filed a new complaint against us (as well as any other defendants from the original case that had not reached a settlement agreement with Uniloc).
Because this lawsuit is in the initial stages, it is not possible to reliably assess the outcome of the litigation. Therefore, we cannot currently estimate the potential loss, if any, associated with the litigation. We intend to contest the claims associated with this lawsuit vigorously.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands) (1), (2)
January 1-31, 2014	73,034	$38.49	73,034	$14,935
February 1-28, 2014	4,714	39.45	4,714	14,749
March 1-31, 2014	—	—	—	14,749
Total	77,748	38.55	77,748	14,749

(1)	Amounts exclude fees and commissions associated with the share repurchases.

(2)
On July 29, 2013, we announced that our Board of Directors approved a share repurchase program, authorizing us to purchase up to $50.0 million of our outstanding common stock. We are authorized to make purchases in the open market, including pursuant to a Rule 10b5-1 plan, or in privately negotiated transactions. We expect that purchases will be funded using our cash on hand, cash generated from operations or borrowings under our Credit Agreement. Shares were retired upon repurchase. We expect that all repurchases under our authorized share repurchase program will occur on or before August 1, 2014 although the exact timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. The program may be extended, suspended or discontinued at any time without prior notice.

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

SOLARWINDS, INC.

Dated:	May 7, 2014	By:	/s/ JASON REAM

Jason Ream
Executive Vice President, Finance and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated as of May 17, 2013 by and among SolarWinds Worldwide, LLC, North Acquisition Corp., N-able Technologies International, Inc., the Equity Holder Representatives and U.S. Bank, National Association*		8-K	001-34358	2.1	5/28/2013
2.2	Agreement and Plan of Merger and Reorganization dated as of October 1, 2013 by and among SolarWinds Worldwide, LLC, Optimus Acquisition Corp., Confio Corporation, the Equity Holder Representative and U.S. Bank, National Association*		8-K	001-34358	2.1	10/7/2013
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	333-162661	3.1	11/5/2009
3.2	Amended and Restated Bylaws of the Registrant		8-K	001-34358	3.1	9/24/2013
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
31.3	Certification of Chief Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Label Linkbase Document	**
101.PRE	XBRL Taxonomy Presentation Linkbase Document	**

*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SolarWinds, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

**	Filed herewith
***	Furnished herewith