Form 10-Q
period 2014-06-30
SolarWinds, Inc.
filed 2014-08-06
CIK 1428669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On August 4, 2014, 75,392,696 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS, INC.

Safe Harbor Cautionary Statement
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “believes,” “continues,” “expects,” “intends,” “may,” “could,” “should,” “will,” “would” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations including, without limitation, the following:

•	expectations regarding our plans and strategies to grow our business and expand our market presence, including internationally;

•	expectations regarding our financial condition and results of operations, including revenue, operating income, non-GAAP operating margin, cash flows and effective income tax rate;

•	expectations regarding our international earnings and investment of those earnings in international operations;

•	expectations concerning the integration of acquisitions;

•	expectations concerning future acquisitions;

•	our market opportunities and our ability to take advantage of such market opportunities, the demand for IT management products in various markets and factors contributing to such demand;

•	our sales and marketing efforts and our expectations about the results of those efforts;

•	expectations regarding investment plans and our expectations about the results of those efforts;

•	expectations regarding our capital expenditures;

•	our research and development plans;

•	our equity compensation plans and practices;

•	our future borrowings and our beliefs regarding the sufficiency of our cash and cash equivalents, cash flows from operating activities and borrowing capacity; and

•	expectations regarding the outcome of legal proceedings in which we are involved.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following: (a) the inability to generate significant volumes of sales leads from Internet search engines, marketing campaigns and traffic to our websites; (b) the inability to expand our sales operations effectively; (c) the inability to increase sales to existing customers and to attract new customers; (d) SolarWinds' ability to successfully identify, complete, and integrate acquisitions; (e) the possibility that general economic conditions or uncertainty cause information technology spending to be reduced or purchasing decisions to be delayed; (f) the timing and success of new product introductions and product upgrades by SolarWinds or its competitors; (g) the presence or absence of occasional large customer orders, including in particular those placed by the U.S. federal government; (h) the possibility that our operating income could fluctuate and may decline as a percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business; (i) potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity; and (j) such other risks and uncertainties described more fully under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2013 and our quarterly reports on Form 10-Q and other documents we file with the Securities and Exchange Commission ("SEC"). Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially and adversely from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$187,217	$165,973
Short-term investments	14,911	19,327
Accounts receivable, net of allowances of $809 and $473 as of June 30, 2014 and December 31, 2013, respectively	41,785	45,694
Income tax receivable	1,010	1,535
Deferred taxes	8,415	5,410
Prepaid and other current assets	7,274	4,846
Total current assets	260,612	242,785
Property and equipment, net	22,329	9,213
Long-term investments	5,144	11,012
Deferred taxes	549	478
Goodwill	372,980	317,054
Intangible assets and other, net	121,684	125,800
Total assets	$783,298	$706,342
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,605	$7,187
Accrued liabilities and other	30,774	17,716
Income taxes payable	1,913	563
Current portion of deferred revenue	137,795	128,328
Current debt obligation	40,000	40,000
Total current liabilities	216,087	193,794
Long-term liabilities:
Deferred revenue, net of current portion	8,346	6,863
Non-current deferred taxes	6,072	4,975
Other long-term liabilities	22,735	16,816
Total liabilities	253,240	222,448
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 75,425,742 and 75,009,620 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	75	75
Additional paid-in capital	252,589	236,481
Accumulated other comprehensive income	1,984	2,953
Accumulated earnings	275,410	244,385
Total stockholders’ equity	530,058	483,894
Total liabilities and stockholders’ equity	$783,298	$706,342
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
License	$37,636	$31,217	$73,987	$61,942
Maintenance and other	58,035	45,373	112,956	87,558
Subscription	5,833	929	10,470	929
Total revenue	101,504	77,519	197,413	150,429
Cost of license revenue	4,112	2,856	8,221	5,617
Cost of maintenance and other revenue	3,875	2,766	7,331	5,636
Cost of subscription revenue	2,911	535	5,374	535
Gross profit	90,606	71,362	176,487	138,641
Operating expenses:
Sales and marketing	35,254	20,276	69,234	40,576
Research and development	13,883	8,218	28,023	16,064
General and administrative	23,263	11,554	39,192	21,375
Total operating expenses	72,400	40,048	136,449	78,015
Operating income	18,206	31,314	40,038	60,626
Other income (expense):
Interest income	83	110	161	233
Interest expense	(216)	—	(435)	—
Other income (expense), net	13	(340)	208	(491)
Total other income (expense)	(120)	(230)	(66)	(258)
Income before income taxes	18,086	31,084	39,972	60,368
Income tax expense	4,707	8,287	8,947	14,572
Net income	$13,379	$22,797	$31,025	$45,796
Net income per share:
Basic earnings per share	$0.18	$0.30	$0.41	$0.61
Diluted earnings per share	$0.18	$0.30	$0.41	$0.60
Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share	75,411	75,250	75,308	75,117
Shares used in computation of diluted earnings per share	76,296	76,592	76,245	76,625
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$13,379	$22,797	$31,025	$45,796
Other comprehensive income (loss):
Foreign currency translation adjustment	(927)	901	(974)	(1,411)
Unrealized gains (losses) on investments, net of income tax expense (benefit) of $2 and $(65) for the three months ended June 30, 2014 and 2013, respectively and $3 and $(41) for the six months ended June 30, 2014 and 2013, respectively	3	(121)	5	(76)
Other comprehensive income (loss)	(924)	780	(969)	(1,487)
Comprehensive income	$12,455	$23,577	$30,056	$44,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$31,025	$45,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,722	10,876
Provision for doubtful accounts	473	127
Stock-based compensation expense	18,799	11,542
Deferred taxes	(4,492)	(2,874)
Excess tax benefit from stock-based compensation	(3,401)	(6,246)
Premium on investments	—	(613)
Other non-cash expenses	1,133	738
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	3,524	(101)
Income taxes receivable	3,078	(36)
Prepaid and other assets	(2,574)	405
Accounts payable	(1,857)	(686)
Accrued liabilities and other	12,116	(5,049)
Income taxes payable	1,017	7,073
Deferred revenue	10,638	10,409
Other long-term liabilities	6,343	238
Net cash provided by operating activities	93,544	71,599
Cash flows from investing activities
Purchases of investments	—	(17,288)
Maturities of investments	10,015	31,495
Purchases of property and equipment	(14,316)	(1,746)
Purchases of intangible assets	(185)	(171)
Acquisition of businesses, net of cash acquired	(63,996)	(120,868)
Net cash used in investing activities	(68,482)	(108,578)
Cash flows from financing activities
Repurchase of common stock	(9,844)	(4,499)
Exercise of stock options	4,128	5,390
Excess tax benefit from stock-based compensation	3,401	6,246
Net cash provided by (used in) financing activities	(2,315)	7,137
Effect of exchange rate changes on cash and cash equivalents	(1,503)	(966)
Net increase (decrease) in cash and cash equivalents	21,244	(30,808)
Cash and cash equivalents
Beginning of period	165,973	179,702
End of period	$187,217	$148,894
Supplemental disclosure of cash flow information
Cash paid for interest	$330	$—
Cash paid for income taxes	$8,940	$10,223
Non-cash investing transactions
Purchases of property and equipment included in accrued liabilities	$486	$—
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
Certain reclassifications have been made to prior periods' financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net income, total assets or shareholders' equity.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board, or IASB, issued a converged standard to provide updated guidance on recognizing revenue from contracts with customers. The new guidance replaces the existing revenue recognition guidance under GAAP including most industry-specific guidance, including the software revenue recognition guidance that we currently follow. The new guidance includes a five-step process for companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, the standard enhances the disclosure requirements regarding revenue and specifies the accounting for some costs to obtain or fulfill a contract with a customer. The updated accounting guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We will adopt the updated guidance in the first quarter of fiscal year 2017. We are still evaluating transition methods and the impact of the new revenue recognition guidance.
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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income by component for the six months ended June 30, 2014 are summarized below:

(in thousands)	Unrealized Gain on Available-for-Sale Investments, net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$12	$2,941	$2,953
Other comprehensive gain (loss) before reclassification	5	(974)	(969)
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	5	(974)	(969)
Balance at June 30, 2014	$17	$1,967	$1,984
2. Acquisitions
Pingdom Acquisition
In June 2014, we acquired Pingdom AB, or Pingdom, a provider of website monitoring and performance management solutions, for closing cash consideration of approximately $67.3 million in cash, including $3.1 million of cash acquired. The acquisition increased our product offerings and we believe will allow us to leverage the opportunity associated with performance management for critical websites and web applications. The acquisition was financed with available cash and we incurred $1.4 million in acquisition related costs, which are included in general and administrative expense for the three months ended June 30, 2014. The weighted average amortization period for the intangible assets is 4.8 years. Goodwill is not deductible for tax purposes.
The initial determination of the fair value of the assets acquired and liabilities assumed, which includes approximately $56.0 million of goodwill and $11.2 million of intangible assets, is based on a preliminary valuation and the estimates and assumptions for these items are subject to change as we obtain additional information during the measurement period. Subsequent changes to the purchase price or other fair value adjustments determined during the measurement period will be recorded as an adjustment to goodwill.
The amounts of revenue and net loss related to the Pingdom acquisition included in our condensed consolidated financial statements from the effective date of the acquisition for the three months ended June 30, 2014 are insignificant. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described in Note 1 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income and earnings per share is not material.

The following table reflects the changes in goodwill for the six months ended June 30, 2014:

(in thousands)
Balance at December 31, 2013	$317,054
Acquisitions	55,969
Foreign currency translation and other adjustments	(43)
Balance at June 30, 2014	$372,980
Goodwill and indefinite-lived intangibles are assessed at the consolidated level for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that impairment may exist. We evaluate long-lived assets, including identifiable definite-lived intangibles and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of June 30, 2014, there were no indicators of impairment identified as a result of our review of events and circumstances related to our goodwill, indefinite-lived intangible assets or long-lived assets.
3. Investments
Our cash and cash equivalents as of June 30, 2014 and December 31, 2013 consisted of demand deposit accounts and money market funds. The following table summarizes our cash and cash equivalents:

	June 30,	December 31,
(in thousands)	2014	2013
Demand deposit accounts	$122,092	$128,630
Money market funds	65,125	37,343
Total cash and cash equivalents	$187,217	$165,973
Our short-term and long-term investments as of June 30, 2014 and December 31, 2013 consisted of available-for-sale securities, such as corporate bonds and municipal bonds. The following table summarizes our short-term and long-term available-for-sale securities as of June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate bonds	$13,869	$17	$—	$13,886	$18,257	$21	$—	$18,278
Municipal bonds	1,025	—	—	1,025	1,048	1	—	1,049
Total short-term investments	$14,894	$17	$—	$14,911	$19,305	$22	$—	$19,327
Long-term investments:
Available-for-sale securities:
Corporate bonds	$5,136	$8	$—	$5,144	$11,015	$8	$(11)	$11,012
Total long-term investments	$5,136	$8	$—	$5,144	$11,015	$8	$(11)	$11,012

The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2013
Corporate bonds	$6,104	$(11)	$—	$—	$6,104	$(11)
	$6,104	$(11)	$—	$—	$6,104	$(11)

There were no available-for-sale securities with unrealized losses at June 30, 2014.
The following table summarizes the contractual underlying maturities of our available-for-sale securities as of June 30, 2014:

(in thousands)	Cost	Fair Value
Due in one year or less	$14,894	$14,911
Due after one year through five years	5,136	5,144
	$20,030	$20,055
4. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of June 30, 2014 and December 31, 2013. We did not have any financial liabilities as of June 30, 2014 or December 31, 2013.

	Fair Value Measurements at June 30, 2014 Using				Fair Value Measurements at December 31, 2013 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$65,125	$—	$—	$65,125	$37,343	$—	$—	$37,343
Total cash equivalents	65,125	—	—	65,125	37,343	—	—	37,343
Short-term investments:
Corporate bonds	—	13,886	—	13,886	—	18,278	—	18,278
Municipal bonds	—	1,025	—	1,025	—	1,049	—	1,049
Total short-term investments	—	14,911	—	14,911	—	19,327	—	19,327
Long-term investments:
Corporate bonds	—	5,144	—	5,144	—	11,012	—	11,012
Total long-term investments	—	5,144	—	5,144	—	11,012	—	11,012
Total assets	$65,125	$20,055	$—	$85,180	$37,343	$30,339	$—	$67,682
There have been no transfers between fair value measurement levels during the six months ended June 30, 2014.

5. Credit Agreement
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
On October 4, 2013, we borrowed $40.0 million at an interest rate of approximately 1.4% under a revolving loan under the Credit Agreement that was used to finance a portion of the consideration paid upon the acquisition of Confio Corporation, or Confio. On June 30, 2014, the borrowings remained outstanding under the facility and we were in compliance with all covenants associated with the Credit Agreement.
In August 2014, we repaid the $40.0 million of outstanding borrowings under a revolving loan under the Credit Agreement. The facility remains outstanding through the term of the agreement.
6. Earnings Per Share
We computed basic earnings per share using the weighted-average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and vesting of restricted stock units using the treasury stock method.

A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
(in thousands)
Basic earnings per share
Numerator:
Net income	$13,379	$22,797	$31,025	$45,796
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	75,411	75,250	75,308	75,117
Diluted earnings per share
Numerator:
Net income	$13,379	$22,797	$31,025	$45,796
Denominator:
Weighted-average shares used in computing basic earnings per share	75,411	75,250	75,308	75,117
Add options and restricted stock units to purchase common stock	885	1,342	937	1,508
Weighted-average shares used in computing diluted earnings per share	76,296	76,592	76,245	76,625
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Antidilutive shares	2,094	1,062	2,018	616
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options and vesting of restricted stock units. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises of stock options and vesting of restricted stock units.
On July 29, 2013, we announced that our Board of Directors approved a share repurchase program, authorizing us to purchase up to $50.0 million of our outstanding common stock in the open market, including pursuant to a Rule 10b5-1 plan, or in privately negotiated transactions. During the six months ended June 30, 2014, we repurchased 0.1 million shares of our common stock for an aggregate purchase price of $5.4 million. Shares were retired upon repurchase. Our share repurchase program concluded on July 31, 2014.
7. Income Taxes
For the three months ended June 30, 2014 and 2013, we recorded income tax expense of $4.7 million and $8.3 million, respectively, resulting in an effective tax rate of 26.0% and 26.7%, respectively. For the six months ended June 30, 2014 and 2013, we recorded income tax expense of $8.9 million and $14.6 million, respectively, resulting in an effective tax rate of 22.4% and 24.1%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2014 compared to the same period in 2013 was primarily attributable to an increase in international earnings as a percentage of total earnings, which are generally taxed at lower tax rates, partially offset by the expiration of the U.S. federal research and experimental tax credit.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. In the three and six months ended June 30, 2014 and 2013, interest and penalties recorded were not significant. As of June 30, 2014, we had an insignificant amount accrued for interest and penalties related to unrecognized tax benefits.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2013 tax years generally remain open and subject to examination by federal and foreign tax authorities. The 2007 through 2013 tax years generally remain open and subject to examination by the state tax authorities. During the second quarter of 2014, we reached a final agreement with the U.S. Internal Revenue Service, or IRS, on tax matters related to the IRS's examination of the 2008, 2009 and 2010 tax years. As a result of this settlement with the IRS, we recorded an insignificant impact to the income tax provision and income tax liability during the second quarter of 2014. We are also under audit by the Indian Taxing Authority for the 2012 tax year. We are not currently under audit in any other taxing jurisdictions. We do not believe that it is reasonably possible that our unrecognized tax benefits will significantly change in the next twelve months.
8. Commitments and Contingencies
Leases
In April 2014, we moved into our new corporate headquarters in Austin, Texas, which has an initial lease term of thirteen years. In connection with the lease, the property owner provided a tenant improvement allowance of $8.0 million for leasehold improvements. In the initial year of the lease, our new facility will consist of approximately 172,000 square feet. We will occupy the remaining building space in the second year, which will increase our total square feet to approximately 230,000. Our base rent will be approximately $3.0 million in the first year and approximately $5.3 million in the second year with annual escalations of approximately 2.25% thereafter.
In the six months ended June 30, 2014, we received lease incentives of $7.1 million relating to tenant improvement allowances for leasehold improvements. The lease incentive liability will be amortized on a straight-line basis over the term of the lease as an offset to rent expense.
In May 2014, we ceased using our former corporate headquarters and recognized a loss in the second quarter of 2014 for the estimated fair value of our remaining obligation of $6.8 million. The lease abandonment costs are recorded in the condensed consolidated statements of income in general and administrative expenses.
Other Commitments
In connection with our acquisition of Pingdom, we will incur an additional $10.0 million of compensation expense contingent upon fulfillment of specified future employment conditions. The compensation expense will be recognized as general and administrative expense ratably over the requisite service period of twelve months and is expected to be paid in full during the second quarter of fiscal year 2015.
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
9. Subsidiary Guarantor
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
Key Financial Highlights
Key financial highlights for the first half of 2014 include the following:

•	Total revenue was $197.4 million in the first half of 2014 compared to $150.4 million in the first half of 2013, representing an increase of 31.2%;

•
Combined maintenance and subscription revenue in the first half of 2014 was $123.4 million compared to $88.5 million in the first half of 2013, representing 39.5% year-over-year growth in recurring revenue;

•	Net income was $31.0 million in the first half of 2014 compared to $45.8 million in the first half of 2013, representing a decrease of 32.3%;

•
Net income was $0.41 per share on a fully diluted basis for the first half of 2014 compared to $0.60 per share on a fully diluted basis for the first half of 2013, resulting in a decrease of 31.7%; and

•	Cash flow from operating activities was $93.5 million in the first half of 2014 compared to $71.6 million in the first half of 2013, representing an increase of 30.6%.
In 2013 and the first half of 2014, we invested across our business and, in particular, in areas that we believe are an important foundation for our long term growth such as:

•
We continued investing in product development allowing us to accelerate new product releases and enhancements for our products. We released key new versions of our network and systems and application management products, which continued to improve the usability and add features our customers rely on daily. We also built upon our managed service provider suite of products with the addition of N-able Help Desk Manager;

•
We invested in brand awareness in markets that we have entered more recently, such as security and systems management, and geographies where we believe there exist key opportunities, like Germany, UK, Australia and Brazil. This investment was designed to place us front and center as companies search for information and solutions for their IT management challenges; and

•	We invested in the expansion of our facilities and IT infrastructure to support the growth of our operations.
We are committed to our business model and have continued to focus on ways to leverage and refine our model. We have made investments in our business over the last several quarters and believe that we are beginning to see the impact of those efforts in the acceleration of total revenue. Our strategic focus in 2014 is centered around the following initiatives:

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
In the second quarter of 2014, we acquired Pingdom, a provider of website monitoring and performance management solutions. The acquisition increased our product offerings and we believe will allow us to leverage the opportunity associated with performance management for critical websites and web applications. Pingdom is based in Vasteras, Sweden.
We account for our acquisitions using the acquisition method of accounting. Accordingly, the financial results of our acquisitions are included in our condensed consolidated financial results since the applicable acquisition dates. See Note 2, Acquisitions, in the Notes to the Condensed Consolidated Financial Statements for additional details.
Key Business Metrics
We review a number of key business metrics to help us monitor the performance of our business model and to identify trends affecting our business. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:
Revenue Growth
Revenue growth includes the growth in our license, maintenance and subscription revenue, which are critical to our long-term success. We have employed a differentiated business model for marketing and selling high volumes of enterprise-class software, which is focused on revenue growth at high operating margins. We regularly review our total revenue growth to measure the success of our investments and strategic business decisions. We have built a financial and operational model that focuses on the long-term value of our customer relationships. After the initial new license or subscription purchase, our goal is to create opportunities for sales of additional products, license or subscription upgrades and renewal purchases from the customer. This is an important component of our financial model and future revenue growth. This model is based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our IT management products. Our recurring revenue, which consists of maintenance and subscription revenue, is reflective of the relationship we have built with our customers. Our revenue growth percentages were 31.2% and 21.6% for the first half of 2014 and 2013, respectively, as compared to the same periods of the previous years. We expect our total revenue growth to be approximately 25-27% for the fiscal year 2014.
Non-GAAP Operating Income and Non-GAAP Operating Margin
Our management uses non-GAAP operating income and non-GAAP operating margin as key measures of our performance. Because our non-GAAP operating income excludes certain items such as amortization of intangible assets, stock-based compensation and related employer-paid payroll taxes, certain acquisition related adjustments and restructuring charges that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance, particularly with respect to changes in performance from period to period. We use non-GAAP operating income and non-GAAP operating margin in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income and non-GAAP operating margin is not determined in accordance with GAAP and is not a substitute for, or superior to, financial measures determined in accordance with GAAP. We increased our investments in the business in the last half of 2013 and during the first half of 2014 and we expect our non-GAAP operating margin to be approximately 42% for fiscal year 2014.
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
In order to address these challenges, we offer a cohesive portfolio of powerful, yet easy-to-use and affordably priced IT management products spanning networks, systems, application and web performance management. This includes software that we have either developed or acquired that allows IT professionals to manage the performance, health, and configurations of network devices, firewalls, applications, websites and web applications, physical and virtual servers, storage devices, as well as software for log and security information management. It also includes software that provides IT professionals with mobile and remote access to their IT infrastructure and software to help them track and resolve IT issues along with their IT assets. Lastly, our portfolio includes a set of cloud-based remote monitoring and management products that allow MSPs to remotely access and address a broad range of IT issues faced by their customers in order to ensure the performance and security of their networks, desktops, servers, and other proprietary systems. We believe that IT-related trends and the limitations of existing offerings present a significant market opportunity for our products and starting in 2013, we began to increase our investment as a percentage of revenue to take advantage of this market opportunity. We expect our revenue to continue to grow as we capitalize on these and other market opportunities through acquisitions and development. Our ability to grow revenue will depend on a number of factors and assumptions, many of which are outside of our control. Further, any revenue growth and operating synergies of our acquired products and businesses depends on our ability to successfully integrate those products and businesses and may be lower than expected if we are unable to do so in the future.
In the second quarter of 2014, we recognized 27.5% of our revenue from sales by our international subsidiaries, which includes all subsidiaries outside of North America. We believe there is a substantial opportunity for additional sales of our software in the Europe, Middle East and Africa, or EMEA, region, the Asian-Pacific region, and the Latin American region. We intend to increase our sales, marketing and support operations in these regions. However, we believe there is significant uncertainty regarding the economic conditions in certain of these geographic regions. While we believe that any difficult economic conditions may adversely affect the sales of our products, this could also offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of some competing products.
We expect the U.S. federal government to continue to be a significant market opportunity, as we believe the ease of deployment, power and scalability of our products gives us a competitive advantage to sell to various agencies and departments of the U.S. federal government. The U.S. federal government new business sales, including both direct sales and sales through distributors and resellers, were 6.7% of our total new business sales in both the second quarter of 2014 and the first half of 2014 as compared to 9.8% of our total new business sales in the second quarter of 2013 and 7.7% of our new business sales in the first half of 2013. We have experienced and continue to expect inconsistency in the buying pattern of the U.S. federal government for larger transactions with our products. We believe that many of our larger transactions, both new licenses and maintenance renewals, with the U.S. federal government are dependent on specific projects that may not be continued at the same scale in the future due to budgetary cuts or other reasons, and the reduction or cancellation of specific projects such as these could result in our sales to the U.S. federal government growing less rapidly than expected or even decreasing. In addition, our sales, both new licenses and maintenance renewals, to the U.S. federal government are largely dependent on systems integrators, distributors and resellers whose purchases from us have been difficult to predict.
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
Subscription Revenue. We primarily derive subscription revenue from fees received from our MSP customers for time-based license arrangements and software-as-a-service, or SaaS, offerings. We also include the fees from sales of the Pingdom cloud products, acquired in late June 2014, in our subscription revenue. We currently sell our subscription products separately from our perpetual license offerings.
Cost of Revenue
Cost of revenue primarily consists of amortization of acquired developed product technologies, personnel costs related to providing technical support services and royalty fees and server and hosting fees. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for technical support personnel, as well as an allocation of our facilities, information technology, employee benefit and other overhead costs. We allocate stock-based compensation expense and related employer-paid payroll taxes to personnel costs based on the expense category in which the option or restricted stock unit holder works. We allocate overhead, such as rent, computer and other technology costs, and employee benefit costs to personnel costs in each expense category based on worldwide headcount in that category.
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
Our operating expenses increased in absolute dollars and as a percentage of revenue in the first half of 2014 compared to the first half of 2013, as we have continued to build infrastructure and add employees through acquisitions and organic growth across all departments in order to accelerate and support our growth. We increased our investment in product development, marketing and sales in late 2013 for initiatives we believe are important to our long-term goals. These investments are focused on the development of new products and strategic releases to our current products and streamlining our demand generation process in our marketing and sales organizations. The number of full-time employees as of June 30, 2014 was 1,492, as compared to 1,142 as of June 30, 2013.
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
Research and Development. Research and development expenses primarily consist of personnel costs for our product development employees and executives and, to a lesser extent, contractor fees. We have devoted our development efforts primarily to expanding our product line and increasing the functionality and enhancing the ease-of-use of our software products. We have significantly increased our research and development employee headcount through the continued expansion of our research and development centers in the Czech Republic and India and through acquisitions. We expect to continue to invest in our research and development activities by hiring engineers in our international locations and supplementing our internal research and development activities with additional contract services, which will allow us to continue our research and development growth strategy internationally.
General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and other administrative personnel and the amortization of acquired intangible assets. Legal, accounting and other professional service fees, restructuring charges, along with general corporate expenses are also recorded in general and administrative expenses. Restructuring charges include the expenses related to the closing of certain offices such as severance, relocation and the estimated costs of exiting and terminating facility lease commitments. We expect to incur higher administrative costs in future periods as our business continues to grow both organically and through acquisitions.
Other Income (Expense)
Other income (expense) primarily consists of interest income, interest expense, transactional foreign exchange gains (losses), foreign exchange contracts gains (losses) and grant income.
Income Tax Expense
Income tax expense primarily consists of corporate income taxes related to profits resulting from the sale of our software offerings by our four entities that sell our software, one in the United States, one in Canada, one in Ireland and one in Sweden. The rate of taxation on income earned by our U.S. entity is higher than the rate of taxation on income earned by our Canadian, Irish and Swedish entities. If our international income, as a percentage of total income, increases as we expect, then our effective income tax rate should correspondingly decline. However, our effective tax rate may be affected by many other factors, such as changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, the impact of accounting for uncertain tax positions, changes in our international structure, shifts in the amount of taxable income earned in the United States, as compared with other regions in the world, and changes in overall levels of income before tax.
We benefited from the tax credit incentives under the U.S. research and experimentation credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit expired on December 31, 2013, and if not renewed under similar terms as in prior years the result could have a material impact on our financial results.

Comparison of the Three Months Ended June 30, 2014 and 2013
The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Three months ended June 30,
	2014	% of Revenue	2013	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$37,636	37.1%	$31,217	40.3%	$6,419
Maintenance and other	58,035	57.2	45,373	58.5	12,662
Subscription	5,833	5.7	929	1.2	4,904
Total revenue	101,504	100.0	77,519	100.0	23,985
Cost of revenue	10,898	10.7	6,157	7.9	4,741
Gross profit	90,606	89.3	71,362	92.1	19,244
Operating expenses:
Sales and marketing	35,254	34.7	20,276	26.2	14,978
Research and development	13,883	13.7	8,218	10.6	5,665
General and administrative	23,263	22.9	11,554	14.9	11,709
Total operating expenses	72,400	71.3	40,048	51.7	32,352
Operating income	18,206	17.9	31,314	40.4	(13,108)
Other income (expense):
Interest income	83	0.1	110	0.1	(27)
Interest expense	(216)	(0.2)	—	—	(216)
Other income (expense), net	13	—	(340)	(0.4)	353
Total other income (expense)	(120)	(0.1)	(230)	(0.3)	110
Income before income taxes	18,086	17.8	31,084	40.1	(12,998)
Income tax expense	4,707	4.6	8,287	10.7	(3,580)
Net income	$13,379	13.2%	$22,797	29.4%	$(9,418)
Revenue
Revenue increased $24.0 million, or 30.9%, in the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013. Total revenue by product group was $60.3 million and $54.0 million for network management, $31.7 million and $21.9 million for systems and application management and $9.4 million and $1.7 million for our MSP products for the quarters ended June 30, 2014 and 2013, respectively.
Our revenue from our international subsidiaries was 27.5% and 26.2% of total revenue in the second quarter of 2014 and 2013, respectively. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. We expect international sales as a percentage of our total sales in 2014 to increase slightly as compared to 2013. We plan to continue expanding our sales and marketing efforts outside of the U.S.
License, Maintenance and Other Revenue
License revenue increased $6.4 million primarily due to increased sales of our systems and application management products and due to increased sales of our MSP and network management products.
In the fourth quarter of 2013, we changed the methodology for calculating our average transaction size and product transaction volume growth metrics. We now calculate these metrics using commercial transactions only and excluding any transactions that consist solely of our transactional products sold on a stand-alone basis or our MSP products. In addition, we no longer calculate these metrics using a trailing 12-month average. We have recalculated the metrics disclosed below from prior period filings based on the new methodology.

Our commercial product transaction growth was 17.2% in the second quarter of 2014 as compared to the second quarter of 2013. The overall growth in commercial product transactions in the second quarter of 2014 was attributed to increased sales of our systems and application management and network management products.
In the second quarter of 2014, the commercial average size for new license transactions was approximately $8,200 as compared to approximately $7,600 in the second quarter of 2013. The increase in our commercial average transaction size was primarily due to a greater number of larger transactions, particularly transactions of $20,000 or more, across our network and systems management product portfolios during the second quarter of 2014 as compared to the second quarter of 2013.
Maintenance and other revenue increased $12.7 million due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue. We have maintained high customer retention and have continued to increase our renewal base each quarter as we have begun to renew and recognize the maintenance revenue associated with our acquired products.
Subscription Revenue
Subscription revenue increased $4.9 million primarily due to the growth of sales of our MSP products introduced as a result of our acquisition of N-able Technologies International, Inc., or N-able, in the second quarter of 2013. N-central, N-able's flagship product for MSPs, along with other products which complement N-central had a strong performance as we transitioned N-able into a primarily subscription model and invested in their business.
Cost of Revenue
Cost of revenue increased $4.7 million, or 77.0%, in the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013. Cost of license revenue increased by $1.3 million in the second quarter of 2014 compared to the second quarter of 2013, primarily due to the amortization of acquired product technologies associated with our acquisitions in 2013 and 2012. Cost of maintenance revenue also increased $1.1 million primarily due to increased personnel costs, which include stock-based compensation expense, to support new customers, additional product offerings from acquisitions and internal product development.
Cost of subscription revenue increased by $2.4 million in the second quarter of 2014 compared to the second quarter of 2013, primarily due to increased amortization of acquired developed product technologies, personnel costs and other direct costs, including royalty fees and hosting and server fees, related to our subscription products and services.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $15.0 million, or 73.9%, in the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013. Our sales and marketing personnel costs, which include stock-based compensation expense, increased $10.4 million. We have increased employee headcount in our sales, marketing and maintenance renewal teams as a result of organic growth and through the acquisitions of N-able and Confio. Marketing program costs increased $4.0 million due to the increased investment around demand generation and brand awareness. Our sales expense as a percentage of revenue increased slightly in the second quarter of 2014 as compared to the same period in 2013 primarily due to the acquisitions of N-able and Confio.
Research and Development. Research and development expenses increased $5.7 million, or 68.9%, in the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013 due to our increased investment in product development. In order to support the ongoing development of new products and our current products, we continued to increase the size of our Czech Republic and India research and development centers during 2013 and the first half of 2014 and supplemented our internal product development activities with additional contract services. We also increased our research and development headcount through the acquisition of N-able in the second quarter of 2013 and through the acquisition of Confio in the fourth quarter of 2013. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $3.8 million and contract services increased $1.7 million in the second quarter of 2014 as compared to the second quarter of 2013. Contract services increased due to additional product development work that was completed by our offshore development vendors.
General and Administrative. General and administrative expenses increased $11.7 million, or 101.3%, in the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013. This increase was primarily due to a $6.8 million lease abandonment charge for the estimated fair value of our remaining obligation under the operating lease of our former corporate headquarters. See Note 8, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I, for additional information regarding the lease abandonment charge. In addition, personnel costs, which include stock-based compensation expense increased $3.1 million, amortization of acquired intangibles increased $0.7 million and acquisition related costs increased $0.7 million.

Income Tax Expense
Our income tax expense decreased by $3.6 million in the quarter ended June 30, 2014 as compared to the same period in 2013. Our effective tax rate decreased from 26.7% in the quarter ended June 30, 2013 to 26.0% in the quarter ended June 30, 2014. These decreases were primarily attributable to an increase in international earnings as a percentage of total earnings, which are generally taxed at lower tax rates, partially offset by the expiration of the U.S. federal research and experimental tax credit.
Comparison of the Six Months Ended June 30, 2014 and 2013
The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Six months ended June 30,
	2014	% of Revenue	2013	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$73,987	37.5%	$61,942	41.2%	$12,045
Maintenance and other	112,956	57.2	87,558	58.2	25,398
Subscription	10,470	5.3	929	0.6	9,541
Total revenue	197,413	100.0	150,429	100.0	46,984
Cost of revenue	20,926	10.6	11,788	7.8	9,138
Gross profit	176,487	89.4	138,641	92.2	37,846
Operating expenses:
Sales and marketing	69,234	35.1	40,576	27.0	28,658
Research and development	28,023	14.2	16,064	10.7	11,959
General and administrative	39,192	19.9	21,375	14.2	17,817
Total operating expenses	136,449	69.1	78,015	51.9	58,434
Operating income	40,038	20.3	60,626	40.3	(20,588)
Other income (expense):
Interest income	161	0.1	233	0.2	(72)
Interest expense	(435)	(0.2)	—	—	(435)
Other income (expense), net	208	0.1	(491)	(0.3)	699
Total other income (expense)	(66)	—	(258)	(0.2)	192
Income before income taxes	39,972	20.2	60,368	40.1	(20,396)
Income tax expense	8,947	4.5	14,572	9.7	(5,625)
Net income	$31,025	15.7%	$45,796	30.4%	$(14,771)
Revenue
Revenue increased $47.0 million, or 31.2%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Total revenue by product group was $118.5 million and $105.6 million for network management, $61.5 million and $43.1 million for systems and application management and $17.4 million and $1.7 million for our MSP products for the six months ended June 30, 2014 and 2013, respectively.
Our revenue from our international subsidiaries was 27.8% and 26.7% of total revenue in the first half of 2014 and 2013, respectively. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. We expect international sales as a percentage of our total sales in 2014 to increase slightly as compared to 2013. We plan to continue expanding our sales and marketing efforts outside of the U.S.

License, Maintenance and Other Revenue
License revenue increased $12.0 million primarily due to increased sales of our systems and application management products and due to increased sales of our MSP and network management products.
In the fourth quarter of 2013, we changed the methodology for calculating our average transaction size and product transaction volume growth metrics. We now calculate these metrics using commercial transactions only and excluding any transactions that consist solely of our transactional products sold on a stand-alone basis or our MSP products. In addition, we no longer calculate these metrics using a trailing 12-month average. We have recalculated the metrics disclosed below from prior period filings based on the new methodology.
Our commercial product transaction growth was 10.2% in the first half of 2014 as compared to the first half of 2013. The overall growth in commercial product transaction volume is attributed to increased sales of our systems and application management and network management products in the first half of 2014.
In the first half of 2014, the commercial average transaction size for new license sales, was approximately $7,900 as compared to approximately $7,400 in the first half of 2013. The increase in our average transaction size was primarily due to a greater number or larger transactions, particularly transactions of $20,000 or more, across our network management and systems and application management product portfolios during the first half of 2014 as compared to the first half of 2013.
Maintenance and other revenue increased $25.4 million due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue. We have maintained high customer retention and have continued to increase our renewal base each quarter as we have begun to renew and recognize the maintenance revenue associated with our acquired products.
Subscription Revenue
Subscription revenue increased $9.5 million primarily due to the growth of sales of our MSP products introduced as a result of our acquisition of N-able in the second quarter of 2013. N-Central, N-able's flagship product for MSP's, along with other products which complement N-central had a strong performance as we transitioned N-able into a subscription model and invested in their business.
Cost of Revenue
Cost of revenue increased $9.1 million, or 77.5%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Cost of license revenue increased by $2.6 million in the first half of 2014 compared to the first half of 2013, primarily due to the amortization of acquired product technologies associated with our acquisitions in 2013 and 2012. Cost of maintenance revenue also increased $1.7 million primarily due to increased personnel costs, which include stock-based compensation expense, to support new customers, additional product offerings from acquisitions and internal product development.
Cost of subscription revenue increased by $4.8 million in the first half of 2014 compared to the first half of 2013, primarily due to increased amortization of acquired developed product technologies, personnel costs and other direct costs, including royalty fees and hosting and server fees, related to our subscription products and services.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $28.7 million, or 70.6%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Our sales and marketing personnel costs, which include stock-based compensation expense, increased $19.5 million. We have increased employee headcount in our sales, marketing and maintenance renewal teams as a result of organic growth and through the acquisitions of N-able and Confio. Marketing program costs increased $7.9 million due to the increased investment around demand generation and brand awareness. Our sales expense as a percentage of revenue increased slightly in the first half of 2014 as compared to the same period in 2013 primarily due to the acquisitions of N-able and Confio.
Research and Development. Research and development expenses increased $12.0 million, or 74.4%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to our increased investment in product development. In order to support the ongoing development of new products and our current products, we continued to increase the size of our Czech Republic and India research and development centers during 2013 and the first half of 2014 and supplemented our internal product development activities with additional contract services. We also increased our research and development headcount through the acquisition of N-able in the second quarter of 2013 and through the acquisition of Confio in the fourth quarter of 2013. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $7.9 million and contract services increased $3.6 million in the first half of 2014 as compared to the first half of 2013. Contract services increased due to additional product development work that was completed by our offshore development vendors.

General and Administrative. General and administrative expenses increased $17.8 million, or 83.4%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase was due to a $7.3 million increase in personnel costs, which include stock-based compensation expense, a $1.4 million increase in amortization of acquired intangibles and a $0.7 million increase in acquisition related costs. In addition, we recorded a $6.8 million lease abandonment charge in the second quarter of 2014 for the estimated fair value of our remaining obligation under the operating lease of our former corporate headquarters. See Note 8, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I, for additional information regarding the lease abandonment charge.
Income Tax Expense
Our income tax expense decreased by $5.6 million in the six months ended June 30, 2014 as compared to the same period in 2013. Our effective tax rate decreased from 24.1% in the six months ended June 30, 2013 to 22.4% in the six months ended June 30, 2014. These decreases were primarily attributable to an increase in international earnings as a percentage of total earnings, which are generally taxed at lower tax rates, partially offset by the expiration of the U.S. federal research and experimental tax credit.
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

Non-GAAP Operating Income and Non-GAAP Operating Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2014	2013	2014	2013
GAAP operating income	$18,206	$31,314	$40,038	$60,626
Amortization of intangible assets (1)	7,587	4,535	15,146	8,973
Stock-based compensation expense and related employer-paid payroll taxes (2)	8,607	5,257	19,401	12,203
Acquisition related adjustments (3)	1,398	554	1,395	604
Restructuring charges (4)	6,907	483	7,481	483
Non-GAAP operating income	$42,705	$42,143	$83,461	$82,889
GAAP operating margin	17.9%	40.4%	20.3%	40.3%
Non-GAAP operating margin	42.1%	54.4%	42.3%	55.1%
Non-GAAP operating income for the three and six months ended June 30, 2014 increased slightly as compared to the same periods in 2013 primarily due to increases in stock-based compensation expense, restructuring charges and amortization of intangible assets, offset by a decrease in GAAP operating income. Stock-based compensation expense and related employer-paid payroll taxes increased primarily due to share-based incentive awards issued to employees for retention and, to a lesser extent, the addition of employees through acquisitions and organic growth. Our restructuring charges primarily consist of lease abandonment charges and accelerated depreciation on leasehold improvements and furniture related to the closing of certain offices. In the second quarter of 2014, we recorded a $6.8 million lease abandonment charge for the estimated fair value of our remaining obligation under the operating lease of our former corporate headquarters. See Note 8, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I, for additional information regarding the lease abandonment charge. Amortization of intangible assets increased in the second quarter and the first half of 2014 as compared to the same periods in 2013 primarily due to increases in intangible assets resulting from the acquisitions that were completed in 2013 and 2014. Our acquisition related adjustments fluctuate due to variations in the legal and accounting fees and restructuring costs associated with each of our acquisitions.
Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share information)	2014	2013	2014	2013
GAAP net income	$13,379	$22,797	$31,025	$45,796
Amortization of intangible assets (1)	7,587	4,535	15,146	8,973
Stock-based compensation expense and related employer-paid payroll taxes (2)	8,607	5,257	19,401	12,203
Acquisition related adjustments (3)	1,398	556	1,395	608
Restructuring charges (4)	6,907	483	7,481	483
Tax benefits associated with above adjustments (5)	(6,409)	(2,897)	(11,831)	(6,125)
Non-GAAP net income	$31,469	$30,731	$62,617	$61,938
Weighted-average number of shares used in computing diluted earnings per share	76,296	76,592	76,245	76,625
GAAP diluted earnings per share	$0.18	$0.30	$0.41	$0.60
Non-GAAP diluted earnings per share (6)	$0.41	$0.40	$0.82	$0.81
Non-GAAP net income for the three and six months ended June 30, 2014 increased slightly as compared to the same periods in 2013 primarily due to increases in the adjustments discussed above in the calculation of non-GAAP operating income offset by decreases in the corresponding GAAP net income. Other adjustments to non-GAAP net income include fair value adjustments due to the passage of time related to contingent consideration included in acquisition related costs and the tax benefits associated with the excluded items. Non-GAAP diluted earnings per share remained consistent for the second quarter and the first half of 2014 as compared to the same periods in 2013.
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

(3)
Acquisition Related Adjustments. We exclude certain expense items resulting from acquisitions including the following, when applicable: (i) amortization of purchased intangible assets associated with our acquisitions (see Note 1 for further discussion); (ii) legal, accounting and advisory fees to the extent associated with acquisitions; (iii) changes in fair value of contingent consideration; (iv) costs related to due diligence and integrating the acquired businesses; (v) deferred compensation expense related to acquisitions; and (vi) restructuring costs, including adjustments related to changes in estimates, related to acquisitions. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, acquisitions result in non-continuing operating expenses, which would not otherwise have been incurred by us in the normal course of our organic business operations, with respect to each acquisition. We believe that providing non-GAAP information for acquisition related expense items in addition to the corresponding GAAP information allows the users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.

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

Liquidity and Capital Resources
Cash and cash equivalents and short-term and long-term investments were $207.3 million as of June 30, 2014. Our international subsidiaries held approximately $72.6 million of cash and cash equivalents of which 71.3% was held in Euros as of June 30, 2014. We expect our international cash and cash equivalents to continue to increase as a percentage of our consolidated cash and cash equivalents. We currently intend that the earnings generated by our international operations will be invested indefinitely in those operations and we do not expect to repatriate those earnings to our domestic operations. If we were to try and repatriate these earnings, we would incur a U.S. federal income tax liability that is not currently accrued in our condensed consolidated financial statements.
Our available cash and cash equivalents are primarily held in bank deposits and money market funds at June 30, 2014. Our short-term and long-term investments, classified as available-for-sale securities, consist of corporate bonds and municipal bonds held in investment accounts in the United States.
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
Summarized cash flow information is as follows:

	Six Months Ended June 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$93,544	$71,599
Net cash used in investing activities	(68,482)	(108,578)
Net cash provided by (used in) financing activities	(2,315)	7,137
Effect of exchange rate changes	(1,503)	(966)
Net increase (decrease) in cash and cash equivalents	21,244	(30,808)
Operating Activities
Cash provided by operating activities is comprised of net income, adjustments primarily related to non-cash operating activities and changes in operating assets and liabilities. Adjustments for non-cash expenses were $30.2 million and $14.2 million for the six months ended June 30, 2014 and 2013, respectively. These adjustments primarily consist of stock-based compensation expense, depreciation and amortization, deferred taxes and excess tax benefits related to employee stock-based awards. Stock-based compensation expense reduced income before income taxes by $18.8 million and $11.5 million in the six months ended June 30, 2014 and 2013, respectively.
The change in cash flows relating to operating activities resulted from changes in operating assets and liabilities and is primarily driven by the sales of our software and maintenance renewals. The significant changes in operating assets and liabilities include the following:

•
Accrued liabilities and other increased to $30.8 million at June 30, 2014 as compared to $17.7 million at December 31, 2013, resulting in an increase in operating liabilities and reflecting a cash inflow of $12.1 million for the six months ended June 30, 2014. This increase in accrued liabilities and resulting cash inflow was primarily related to the lease abandonment liability recorded in the second quarter of 2014 related to our remaining obligation under the operating lease of our former corporate headquarters. See Note 8, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I, for additional information regarding the lease abandonment charge. For the six months ended June 30, 2013, net cash provided by operating activities decreased $5.0 million primarily due to a decrease in accrued liabilities during the period as compared to the respective prior period.

•
Deferred revenue increased to $146.1 million at June 30, 2014 as compared to $135.2 million at December 31, 2013, resulting in an increase in operating liabilities and reflecting a cash inflow of $10.6 million for the six months ended June 30, 2014. For the six months ended June 30, 2013, net cash provided by operating activities increased $10.4 million due to an increase in deferred revenue during the period as compared to the respective prior period.

Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from maintenance fees.

•
Other long-term liabilities increased to $22.7 million at June 30, 2014 as compared to $16.8 million at December 31, 2013, resulting in an increase in operating liabilities and reflecting a cash inflow of $6.3 million for the six months ended June 30, 2014. This increase in other long-term liabilities and resulting cash inflow was primarily related to the lease incentive liability recorded for the tenant improvement allowance received related to our new corporate headquarters. See Note 8, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I, for additional information regarding our lease for our new corporate headquarters. For the six months ended June 30, 2013, net cash provided by operating activities increased $0.2 million primarily due to an increase in other long-term liabilities during the period as compared to the respective prior period related to lease abandonment liabilities recorded related to the closing of certain offices.

•
Changes in our income tax receivable and payable balances are also significant components of our cash flows from operating activities. Net cash provided by operating activities was reduced by income tax payments of $8.9 million and $10.2 million in the six months ended June 30, 2014 and 2013, respectively.

•
Accounts receivable decreased to $41.8 million at June 30, 2014 as compared to $45.7 million at December 31, 2013 resulting in a decrease in operating assets and reflecting a cash inflow of $3.5 million for the six months ended June 30, 2014. The increase in accounts receivable for the six months ended June 30, 2013 as compared to December 31, 2012 resulted in a cash outflow of $0.1 million for the six months ended June 30, 2013. Our accounts receivable balance fluctuates from period to period depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts, which affects our cash flow from operating activities. Our accounts receivable balance represents trade receivables from customers, including resellers and distributors, when we have provided software licenses and/or software maintenance agreements or software subscription agreements and we have not yet received payment. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.8 million and $0.3 million at June 30, 2014 and 2013, respectively. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 37.5 days and 42.0 days at June 30, 2014 and 2013, respectively.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2014 was primarily related to $64.0 million of cash used for the acquisition of Pingdom (refer to Note 2, Acquisitions, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I, for additional details), $14.3 million of cash used to purchase property and equipment, offset by $10.0 million of proceeds from maturities of investments. The purchases of property and equipment primarily relate to leasehold improvements and other additions for our new corporate headquarters. We received $7.1 million in tenant improvement allowances related to the purchase of leasehold improvements during the first half of 2014. For the six months ended June 30, 2013, net cash used in investing activities was primarily related to $120.9 million of cash used for the acquisition of N-able, $17.3 million of cash used to purchase available-for-sale securities, offset by $31.5 million of proceeds from maturities of investments.
We expect our capital expenditures for the remaining six months of 2014 to be approximately $3 to $5 million, primarily related to our expected growth and expansion of our domestic and international office locations.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2014 was due to repurchases of common stock of $9.8 million, offset by $4.1 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock-based awards of $3.4 million, which is a reduction in cash payments related to income taxes.
On July 29, 2013, we announced that our Board of Directors approved a share repurchase program, authorizing us to purchase up to $50.0 million of our outstanding common stock in the open market, including pursuant to a Rule 10b5-1 plan, or in privately negotiated transactions. During the six months ended June 30, 2014, we repurchased 0.1 million shares of our common stock for an aggregate purchase price of $5.4 million. Since the inception of the share repurchase program, we have repurchased 1.0 million shares of our common stock for an aggregate purchase price of $38.0 million. Shares were retired upon repurchase. Our share repurchase program concluded on July 31, 2014.
In addition, for the six months ended June 30, 2014, we withheld and retired shares of common stock to satisfy $4.4 million of minimum statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements as of June 30, 2014.
Net cash provided by financing activities for the six months ended June 30, 2013 was primarily due to the excess tax benefit related to stock option exercises of $6.2 million, which is a reduction in cash payments related to income taxes, and $5.4 million of proceeds from the exercise of employee stock options. In addition, we withheld and retired shares of common stock to satisfy $4.5 million of minimum statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements as of June 30, 2013.
Anticipated Cash Flows
We believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our Credit Agreement will be sufficient to fund our operations and our commitments for capital expenditures for at least the next 12 months.
Our Credit Agreement, which we entered on October 4, 2013 with a syndicated group of lenders, provides for an unsecured $125.0 million five-year revolving credit facility that is comprised of revolving loans and swingline loans and, subject to certain requirements, may be increased up to an additional $75.0 million for a maximum aggregate commitment of $200.0 million. In August 2014, we repaid the $40.0 million of outstanding borrowings under a revolving loan under the Credit Agreement. The facility remains outstanding through October 4, 2018. See Note 5, Credit Agreement, in the Notes to Condensed Consolidated Financial Statements, for additional information regarding our Credit Agreement.
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
Contractual Obligations and Commitments
As of June 30, 2014, there have been no material changes in our contractual obligations and commitments that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
Recent Accounting Pronouncements
See Note 1, Summary of Significant Accounting Polices, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
During the first half of 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain financial market risks, including the following:
Interest Rate Risk
We had cash and cash equivalents of $187.2 million and $166.0 million at June 30, 2014 and December 31, 2013, respectively. We also had total short-term and long-term investments classified as available-for-sale securities of $20.1 million and $30.3 million at June 30, 2014 and December 31, 2013, respectively. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds, and our available-for-sale securities consist of corporate bonds and municipal bonds held in investment accounts in the United States. We hold cash, cash equivalents and available-for-sale securities for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at June 30, 2014. Our portfolio of available-for-sale securities classified as investments is subject to market risk due to changes in interest rates. Changes in interest rates could impact our future investment income, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investment securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
We have interest rate risk relating to the associated interest expense under our Credit Agreement, which has the option to be indexed to Wells Fargo Bank’s prime rate, the federal funds rate or LIBOR. However, due to the short-term nature and notional amount of our variable rate obligations, a hypothetical increase of 100 basis points on an annual basis would not have a material impact on our interest expense or cash flows. See Note 5, Credit Agreement, in the Notes to Condensed Consolidated Financial Statements, for additional information regarding our Credit Agreement.
Foreign Currency Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our international subsidiaries was approximately 27.8% of our total revenue for the six months ended June 30, 2014. The foreign currencies that we invoice and on which we collect are primarily the Euro, British Pound Sterling and Australian Dollar. Expenses incurred by our international subsidiaries are, generally, denominated in the local currency of the subsidiary. Our condensed consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies.
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of June 30, 2014, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of income was insignificant for the first half of 2014.
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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, our Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings and claims arising in our ordinary course of business. At this time, neither we nor any of our subsidiaries is a party to, and none of our respective property is the subject of, any material legal proceeding. However, the outcome of legal proceedings and claims brought against us are subject to significant uncertainty. Therefore, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management’s expectations, our consolidated financial statements for a particular period could be materially adversely affected. See the risk factor “Litigation exposure related to our pending and any future litigation could adversely affect our results of operations, profitability and cash flows” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 under the heading “Risk Factors.”
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands) (1), (2)
April 1-30, 2014	2,100	$39.70	2,100	$14,665
May 1-31, 2014	36,936	38.29	36,936	13,251
June 1-30, 2014	31,073	39.08	31,073	12,037
Total	70,109	38.68	70,109	12,037

(1)	Amounts exclude fees and commissions associated with the share repurchases.

(2)
On July 29, 2013, we announced that our Board of Directors approved a share repurchase program, authorizing us to purchase up to $50.0 million of our outstanding common stock in the open market, including pursuant to a Rule 10b5-1 plan, or in privately negotiated transactions. Shares were retired upon repurchase. Our share repurchase program concluded on July 31, 2014.

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

SOLARWINDS, INC.

Dated:	August 6, 2014	By:	/s/ JASON REAM

Jason Ream
Executive Vice President, Finance and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated as of May 17, 2013 by and among SolarWinds Worldwide, LLC, North Acquisition Corp., N-able Technologies International, Inc., the Equity Holder Representatives and U.S. Bank, National Association*		8-K	001-34358	2.1	5/28/2013
2.2	Agreement and Plan of Merger and Reorganization dated as of October 1, 2013 by and among SolarWinds Worldwide, LLC, Optimus Acquisition Corp., Confio Corporation, the Equity Holder Representative and U.S. Bank, National Association*		8-K	001-34358	2.1	10/7/2013
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	333-162661	3.1	11/5/2009
3.2	Amended and Restated Bylaws of the Registrant		8-K	001-34358	3.1	9/24/2013
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
31.3	Certification of Chief Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Label Linkbase Document	**
101.PRE	XBRL Taxonomy Presentation Linkbase Document	**

*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SolarWinds, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

**	Filed herewith
***	Furnished herewith