Form 10-Q
period 2014-09-30
SolarWinds, Inc.
filed 2014-11-04
CIK 1428669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On October 30, 2014, 75,637,278 shares of common stock, par value $0.001 per share, were outstanding.

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

•
expectations regarding our financial condition and results of operations, including revenue, revenue growth, operating expenses, operating income, non-GAAP operating margin, cash flows and effective income tax rate;

•	expectations regarding our international earnings and investment of those earnings in international operations;

•	expectations concerning the integration of our acquisitions and opportunities resulting from our acquisitions;

•	expectations concerning future acquisitions;

•	our market opportunities and our ability to take advantage of such market opportunities, the demand for IT management products in various markets and factors contributing to such demand;

•	our sales and marketing efforts and our expectations about the results of those efforts;

•	expectations regarding investment plans and our expectations about the results of those efforts;

•	expectations regarding our capital expenditures;

•	our research and development plans;

•	our equity compensation plans and practices; and

•	our beliefs regarding the sufficiency of our cash and cash equivalents, cash flows from operating activities and borrowing capacity.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$195,203	$165,973
Short-term investments	14,394	19,327
Accounts receivable, net of allowances of $717 and $473 as of September 30, 2014 and December 31, 2013, respectively	47,698	45,694
Income tax receivable	195	1,535
Deferred taxes	8,860	5,410
Prepaid and other current assets	6,490	4,846
Total current assets	272,840	242,785
Property and equipment, net	22,735	9,213
Long-term investments	5,189	11,012
Deferred taxes	514	478
Goodwill	366,700	317,054
Intangible assets and other, net	112,238	125,800
Total assets	$780,216	$706,342
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,451	$7,187
Accrued liabilities and other	31,784	17,716
Income taxes payable	4,953	563
Current portion of deferred revenue	146,830	128,328
Current debt obligation	—	40,000
Total current liabilities	191,018	193,794
Long-term liabilities:
Deferred revenue, net of current portion	8,550	6,863
Non-current deferred taxes	4,348	4,975
Other long-term liabilities	22,625	16,816
Total liabilities	226,541	222,448
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 75,628,926 and 75,009,620 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	76	75
Additional paid-in capital	261,617	236,481
Accumulated other comprehensive income (loss)	(7,549)	2,953
Accumulated earnings	299,531	244,385
Total stockholders’ equity	553,675	483,894
Total liabilities and stockholders’ equity	$780,216	$706,342
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
License	$42,756	$34,358	$116,743	$96,300
Maintenance and other	61,844	50,283	174,800	137,841
Subscription	8,262	3,222	18,732	4,151
Total revenue	112,862	87,863	310,275	238,292
Cost of license revenue	4,100	2,646	12,321	8,263
Cost of maintenance and other revenue	3,965	2,942	11,296	8,578
Cost of subscription revenue	3,513	1,511	8,887	2,046
Gross profit	101,284	80,764	277,771	219,405
Operating expenses:
Sales and marketing	37,538	25,962	106,772	66,538
Research and development	13,761	9,558	41,784	25,622
General and administrative	18,274	13,383	57,466	34,758
Total operating expenses	69,573	48,903	206,022	126,918
Operating income	31,711	31,861	71,749	92,487
Other income (expense):
Interest income	85	91	246	324
Interest expense	(142)	—	(577)	—
Other income (expense), net	238	(6)	446	(497)
Total other income (expense)	181	85	115	(173)
Income before income taxes	31,892	31,946	71,864	92,314
Income tax expense	7,771	9,123	16,718	23,695
Net income	$24,121	$22,823	$55,146	$68,619
Net income per share:
Basic earnings per share	$0.32	$0.30	$0.73	$0.91
Diluted earnings per share	$0.32	$0.30	$0.72	$0.90
Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share	75,508	75,371	75,375	75,202
Shares used in computation of diluted earnings per share	76,463	76,466	76,321	76,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$24,121	$22,823	$55,146	$68,619
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,514)	3,611	(10,488)	2,200
Unrealized gains (losses) on investments, net of income tax expense (benefit) of $(10) and $27 for the three months ended September 30, 2014 and 2013, respectively and $(7) and $(14) for the nine months ended September 30, 2014 and 2013, respectively	(19)	51	(14)	(25)
Other comprehensive income (loss)	(9,533)	3,662	(10,502)	2,175
Comprehensive income	$14,588	$26,485	$44,644	$70,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$55,146	$68,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,140	17,727
Provision for doubtful accounts	439	261
Stock-based compensation expense	27,429	17,143
Deferred taxes	(6,387)	(4,393)
Excess tax benefit from stock-based compensation	(5,309)	(7,746)
Premium on investments	(90)	(607)
Other non-cash expenses	1,025	822
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(3,059)	(9,706)
Income taxes receivable	3,884	133
Prepaid and other assets	(1,906)	(236)
Accounts payable	48	968
Accrued liabilities and other	14,271	(3,596)
Income taxes payable	6,252	11,989
Deferred revenue	22,939	21,991
Other long-term liabilities	6,022	234
Net cash provided by operating activities	147,844	113,603
Cash flows from investing activities
Purchases of investments	(3,001)	(17,288)
Maturities of investments	13,488	38,674
Purchases of property and equipment	(16,840)	(2,963)
Purchases of intangible assets and other long-term investments	(199)	(8,249)
Acquisition of businesses, net of cash acquired	(63,700)	(120,868)
Other investing activities	—	579
Net cash used in investing activities	(70,252)	(110,115)
Cash flows from financing activities
Repurchase of common stock	(13,223)	(18,351)
Exercise of stock options	6,049	8,124
Excess tax benefit from stock-based compensation	5,309	7,746
Repayments of borrowings from credit agreement	(40,000)	—
Net cash used in financing activities	(41,865)	(2,481)
Effect of exchange rate changes on cash and cash equivalents	(6,497)	2,122
Net increase in cash and cash equivalents	29,230	3,129
Cash and cash equivalents
Beginning of period	165,973	179,702
End of period	$195,203	$182,831
Supplemental disclosure of cash flow information
Cash paid for interest	$521	$—
Cash paid for income taxes	$12,763	$15,737
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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2014 are summarized below:

(in thousands)	Unrealized Gain on Available-for-Sale Investments, net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$12	$2,941	$2,953
Other comprehensive gain (loss) before reclassification	(14)	(10,488)	(10,502)
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(14)	(10,488)	(10,502)
Balance at September 30, 2014	$(2)	$(7,547)	$(7,549)
2. Acquisitions
Pingdom Acquisition
In June 2014, we acquired Pingdom AB, or Pingdom, a provider of website monitoring and performance management solutions, for closing cash consideration of approximately $67.0 million in cash, including $3.1 million of cash acquired. The acquisition increased our product offerings and we believe will allow us to leverage the opportunity associated with performance management for critical websites and web applications. The acquisition was financed with available cash and we incurred $1.1 million in acquisition related costs, which are included in general and administrative expense for the nine months ended September 30, 2014.
The consideration paid was allocated to the assets acquired and liabilities assumed based on their estimated fair values and resulted in the recognition of approximately $55.7 million of goodwill and $11.2 million of intangible assets. The weighted average amortization period for the intangible assets is 4.8 years. Goodwill is not deductible for tax purposes.
The amounts of revenue and net loss related to the Pingdom acquisition included in our condensed consolidated financial statements from the effective date of the acquisition for the nine months ended September 30, 2014 are insignificant. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described in Note 1 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income and earnings per share is not material.

The following table reflects the changes in goodwill for the nine months ended September 30, 2014:

(in thousands)
Balance at December 31, 2013	$317,054
Acquisitions	55,673
Foreign currency translation and other adjustments	(6,027)
Balance at September 30, 2014	$366,700
Goodwill and indefinite-lived intangibles are assessed at the consolidated level for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that impairment may exist. We evaluate long-lived assets, including identifiable definite-lived intangibles and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of September 30, 2014, there were no indicators of impairment identified as a result of our review of events and circumstances related to our goodwill, indefinite-lived intangible assets or long-lived assets.
3. Investments
Our cash and cash equivalents as of September 30, 2014 and December 31, 2013 consisted of demand deposit accounts and money market funds. The following table summarizes our cash and cash equivalents:

	September 30,	December 31,
(in thousands)	2014	2013
Demand deposit accounts	$132,862	$128,630
Money market funds	62,341	37,343
Total cash and cash equivalents	$195,203	$165,973
Our short-term and long-term investments as of September 30, 2014 and December 31, 2013 consisted of available-for-sale securities, such as corporate bonds and municipal bonds. The following table summarizes our short-term and long-term available-for-sale securities as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate bonds	$14,387	$8	$(1)	$14,394	$18,257	$21	$—	$18,278
Municipal bonds	—	—	—	—	1,048	1	—	1,049
Total short-term investments	$14,387	$8	$(1)	$14,394	$19,305	$22	$—	$19,327
Long-term investments:
Available-for-sale securities:
Corporate bonds	$5,199	$—	$(10)	$5,189	$11,015	$8	$(11)	$11,012
Total long-term investments	$5,199	$—	$(10)	$5,189	$11,015	$8	$(11)	$11,012

The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2014
Corporate bonds	$5,117	$(11)	$—	$—	$5,117	$(11)
	$5,117	$(11)	$—	$—	$5,117	$(11)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2013
Corporate bonds	$6,104	$(11)	$—	$—	$6,104	$(11)
	$6,104	$(11)	$—	$—	$6,104	$(11)
The following table summarizes the contractual underlying maturities of our available-for-sale securities as of September 30, 2014:

(in thousands)	Cost	Fair Value
Due in one year or less	$14,387	$14,394
Due after one year through five years	5,199	5,189
	$19,586	$19,583

4. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of September 30, 2014 and December 31, 2013. We did not have any financial liabilities as of September 30, 2014 or December 31, 2013.

	Fair Value Measurements at September 30, 2014 Using				Fair Value Measurements at December 31, 2013 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$62,341	$—	$—	$62,341	$37,343	$—	$—	$37,343
Total cash equivalents	62,341	—	—	62,341	37,343	—	—	37,343
Short-term investments:
Corporate bonds	—	14,394	—	14,394	—	18,278	—	18,278
Municipal bonds	—	—	—	—	—	1,049	—	1,049
Total short-term investments	—	14,394	—	14,394	—	19,327	—	19,327
Long-term investments:
Corporate bonds	—	5,189	—	5,189	—	11,012	—	11,012
Total long-term investments	—	5,189	—	5,189	—	11,012	—	11,012
Total assets	$62,341	$19,583	$—	$81,924	$37,343	$30,339	$—	$67,682
There have been no transfers between fair value measurement levels during the nine months ended September 30, 2014.
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
On October 4, 2013, we borrowed $40.0 million at an interest rate of approximately 1.4% under a revolving loan under the Credit Agreement that was used to finance a portion of the consideration paid upon the acquisition of Confio Corporation, or Confio. In August 2014, we repaid the $40.0 million of outstanding borrowings under a revolving loan under the Credit Agreement. The facility remains outstanding through the term of the agreement and as of September 30, 2014 we were in compliance with all covenants associated with the Credit Agreement.
6. Earnings Per Share
We computed basic earnings per share using the weighted-average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and vesting of restricted stock units using the treasury stock method.
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
(in thousands)
Basic earnings per share
Numerator:
Net income	$24,121	$22,823	$55,146	$68,619
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	75,508	75,371	75,375	75,202
Diluted earnings per share
Numerator:
Net income	$24,121	$22,823	$55,146	$68,619
Denominator:
Weighted-average shares used in computing basic earnings per share	75,508	75,371	75,375	75,202
Add options and restricted stock units to purchase common stock	955	1,095	946	1,378
Weighted-average shares used in computing diluted earnings per share	76,463	76,466	76,321	76,580
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Antidilutive shares	1,804	1,530	2,022	864
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options and vesting of restricted stock units. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises of stock options and vesting of restricted stock units.

On July 29, 2013, we announced that our Board of Directors approved a share repurchase program, authorizing us to purchase up to $50.0 million of our outstanding common stock. Our share repurchase program expired on July 31, 2014. Purchases under our share repurchase program were made in the open market pursuant to a Rule 10b5-1 plan. During the nine months ended September 30, 2014, we repurchased 0.2 million shares of our common stock for an aggregate purchase price of $7.5 million. Shares were retired upon repurchase.
7. Income Taxes
For the three months ended September 30, 2014 and 2013, we recorded income tax expense of $7.8 million and $9.1 million, respectively, resulting in an effective tax rate of 24.4% and 28.6%, respectively. For the nine months ended September 30, 2014 and 2013, we recorded income tax expense of $16.7 million and $23.7 million, respectively, resulting in an effective tax rate of 23.3% and 25.7%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily attributable to an increase in international earnings as a percentage of total earnings, which are generally taxed at lower tax rates, partially offset by the expiration of the U.S. federal research and experimental tax credit.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. In the three and nine months ended September 30, 2014 and 2013, interest and penalties recorded were not significant. As of September 30, 2014, we had an insignificant amount accrued for interest and penalties related to unrecognized tax benefits.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2013 tax years generally remain open and subject to examination by federal and foreign tax authorities. The 2007 through 2013 tax years generally remain open and subject to examination by the state tax authorities. During the second quarter of 2014, the U.S. Internal Revenue Service, or IRS, concluded its examination of the 2008, 2009 and 2010 tax years. As a result of the IRS examination closure, we recorded an insignificant impact to the income tax provision and income tax liability during the second quarter of 2014. We are also under audit by the Indian Taxing Authority for the 2012 tax year. We are not currently under audit in any other taxing jurisdictions.
8. Commitments and Contingencies
Leases
In April 2014, we moved into our new corporate headquarters in Austin, Texas, which has an initial lease term of thirteen years. In connection with the lease, the property owner provided a tenant improvement allowance of $8.0 million for leasehold improvements. In the nine months ended September 30, 2014, we received lease incentives of $7.1 million relating to tenant improvement allowances for leasehold improvements. The lease incentive liability will be amortized on a straight-line basis over the term of the lease as an offset to rent expense.
In May 2014, we ceased using our former corporate headquarters and recognized a loss in the second quarter of 2014 for the estimated fair value of our remaining obligation of $6.8 million. The lease abandonment costs are recorded in the condensed consolidated statements of income in general and administrative expenses.
Other Commitments
In connection with our acquisition of Pingdom, in the second quarter of fiscal year 2014, we began to incur, and will continue to incur, an additional $10.0 million of compensation expense contingent upon fulfillment of specified future employment conditions. The compensation expense is recognized as general and administrative expense ratably over the requisite service period of twelve months and is expected to be paid in full during the second quarter of fiscal year 2015.
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
Key Financial Highlights
Key financial highlights for the first three quarters of 2014 include the following:

•	Total revenue was $310.3 million in the first three quarters of 2014 compared to $238.3 million in the first three quarters of 2013, representing an increase of 30.2%;

•
Combined maintenance and subscription revenue in the first three quarters of 2014 was $193.5 million compared to $142.0 million in the first three quarters of 2013, representing 36.3% year-over-year growth in recurring revenue;

•	Net income was $55.1 million in the first three quarters of 2014 compared to $68.6 million in the first three quarters of 2013, representing a decrease of 19.6%;

•
Net income was $0.72 per share on a fully diluted basis for the first three quarters of 2014 compared to $0.90 per share on a fully diluted basis for the first three quarters of 2013, resulting in a decrease of 20.0%; and

•	Cash flow from operating activities was $147.8 million in the first three quarters of 2014 compared to $113.6 million in the first three quarters of 2013, representing an increase of 30.1%.
In 2013 and the first three quarters of 2014, we invested across our business and, in particular, invested in areas that we believe are an important foundation for our long term growth. For example:

•
We increased our investment in our sales function in an effort to better convert the demand that we capture through our marketing activities, to expand our sales efforts within our existing customer base and to expand our sales team focused on the MSP market;

•
We increased our investment in our marketing programs, team and systems, in an effort to increase the awareness of SolarWinds and our products as well as to better capture demand, and specifically to accomplish those goals more consistently for our different products and in our different geographies;

•
We increased our investment in product development in an effort to accelerate new product releases and enhancements for our products in order to improve the usability and add features our customers rely on daily; and

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

•
Increasing our presence in several key geographic markets including Asia-Pacific, Latin America, Europe, Middle East and Africa through demand generation activity, marketing awareness, localized marketing material and new relationships with distributors and resellers;

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
Revenue Growth
Revenue growth includes the growth in our license, maintenance and subscription revenue, which are critical to our long-term success. We have employed a differentiated business model for marketing and selling high volumes of enterprise-class software, which is focused on revenue growth at high operating margins. We have built a financial and operational model that focuses on the long-term value of our customer relationships. After the initial new license or subscription purchase, our goal is to create opportunities for sales of additional products, license or subscription upgrades and renewal purchases from the customer. This is an important component of our financial model and future revenue growth. This model is based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our IT management products. Our recurring revenue, which consists of maintenance and subscription revenue, is reflective of the relationship we have built with our customers. We regularly review our total revenue growth to measure the success of our investments and strategic business decisions. Our year over year revenue growth percentages were 30.2% and 21.9% for the first three quarters of 2014 and 2013, respectively. We expect our total revenue growth to be approximately 27-28% for the fiscal year 2014.
Non-GAAP Operating Income and Non-GAAP Operating Margin
Our management uses non-GAAP operating income and non-GAAP operating margin as key measures of our performance. Because our non-GAAP operating income excludes certain items such as amortization of intangible assets, stock-based compensation and related employer-paid payroll taxes, certain acquisition related adjustments and restructuring charges that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance, particularly with respect to changes in performance from period to period. We use non-GAAP operating income and non-GAAP operating margin in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income and non-GAAP operating margin is not determined in accordance with GAAP and is not a substitute for, or superior to, financial measures determined in accordance with GAAP. We increased our investments in the business in the last half of 2013 and during the first three quarters of 2014 and we expect our non-GAAP operating margin to be approximately 42.5% for fiscal year 2014.

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
In order to address these challenges, we offer a cohesive portfolio of powerful, yet easy-to-use and affordably priced IT management products spanning networks, systems, application and web performance management. This includes software that we have either developed or acquired that allows IT professionals to manage the performance, health, and configurations of network devices, firewalls, applications, websites and web applications, physical and virtual servers, storage devices, as well as software for log and security information management. It also includes software that provides IT professionals with mobile and remote access to their IT infrastructure and software to help them track and resolve IT issues along with their IT assets. Lastly, our portfolio includes a set of remote monitoring and management products that allow MSPs to remotely access and address a broad range of IT issues faced by their customers in order to ensure the performance and security of their networks, desktops, servers, and other proprietary systems. We believe that IT-related trends and the limitations of existing offerings present a significant market opportunity for our products and starting in 2013, we began to increase our investment as a percentage of revenue to take advantage of this market opportunity. We expect our revenue to continue to grow as we capitalize on these and other market opportunities through acquisitions and development. Our ability to grow revenue will depend on a number of factors and assumptions, many of which are outside of our control. Further, any revenue growth and operating synergies of our acquired products and businesses depends on our ability to successfully integrate those products and businesses and may be lower than expected if we are unable to do so in the future.
In the third quarter of 2014, we recognized 25.9% of our revenue from sales by our international subsidiaries, which includes all subsidiaries outside of North America. We believe there is a substantial opportunity for additional sales of our software in the Europe, Middle East and Africa, or EMEA, region, the Asian-Pacific region, and the Latin American region. We intend to increase our sales, marketing and support operations in these regions. However, we believe there is significant uncertainty regarding the economic conditions in certain of these geographic regions. While we believe that any difficult economic conditions may adversely affect the sales of our products, this could also offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of some competing products.
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
Our operating expenses increased in absolute dollars and as a percentage of revenue in the first three quarters of 2014 compared to the first three quarters of 2013, as we have continued to build infrastructure and add employees through acquisitions and organic growth across all departments in order to accelerate and support our growth. We increased our investment in product development, marketing and sales in late 2013 for initiatives we believe are important to our long-term goals. These investments are focused on the development of new products and strategic releases to our current products and streamlining our demand generation process in our marketing and sales organizations. The number of full-time employees as of September 30, 2014 was 1,589, as compared to 1,203 as of September 30, 2013.
We expect our operating expenses to continue to increase in absolute dollars as we make long-term investments in our business both domestically and internationally. Our operating expenses in future periods also may increase in absolute dollars and fluctuate as a percentage of revenue as a result of any future acquisitions and any further decisions to increase our investment in our business. In addition, we intend to continue to grant equity awards to our current executives and employees and those who join us in the future through acquisitions or otherwise, which will result in additional stock-based compensation expense.
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

Comparison of the Three Months Ended September 30, 2014 and 2013
The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Three months ended September 30,
	2014	% of Revenue	2013	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$42,756	37.9%	$34,358	39.1%	$8,398
Maintenance and other	61,844	54.8	50,283	57.2	11,561
Subscription	8,262	7.3	3,222	3.7	5,040
Total revenue	112,862	100.0	87,863	100.0	24,999
Cost of revenue	11,578	10.3	7,099	8.1	4,479
Gross profit	101,284	89.7	80,764	91.9	20,520
Operating expenses:
Sales and marketing	37,538	33.3	25,962	29.5	11,576
Research and development	13,761	12.2	9,558	10.9	4,203
General and administrative	18,274	16.2	13,383	15.2	4,891
Total operating expenses	69,573	61.6	48,903	55.7	20,670
Operating income	31,711	28.1	31,861	36.3	(150)
Other income (expense):
Interest income	85	0.1	91	0.1	(6)
Interest expense	(142)	(0.1)	—	—	(142)
Other income (expense), net	238	0.2	(6)	—	244
Total other income (expense)	181	0.2	85	0.1	96
Income before income taxes	31,892	28.3	31,946	36.4	(54)
Income tax expense	7,771	6.9	9,123	10.4	(1,352)
Net income	$24,121	21.4%	$22,823	26.0%	$1,298
Revenue
Revenue increased $25.0 million, or 28.5%, in the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. Total revenue by product group was $66.4 million and $57.8 million for network management, $34.8 million and $23.8 million for systems and application management and $11.6 million and $6.3 million for our MSP and subscription products for the quarters ended September 30, 2014 and 2013, respectively.
Our revenue from our international subsidiaries was 25.9% of total revenue in both the third quarter of 2014 and 2013. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. We expect international sales as a percentage of our total sales in 2014 to increase slightly as compared to 2013. We plan to continue expanding our sales and marketing efforts outside of the U.S.
License, Maintenance and Other Revenue
License revenue increased $8.4 million primarily due to increased sales of our systems and application management products and network management products.
In the fourth quarter of 2013, we changed the methodology for calculating our average transaction size and product transaction volume growth metrics. We now calculate these metrics using commercial core transactions only, which exclude any transactions that consist solely of our transactional products sold on a stand-alone basis or our MSP and subscription products. In addition, we no longer calculate these metrics using a trailing 12-month average. We have recalculated the metrics disclosed below from prior period filings based on the new methodology.

Our commercial core product transaction volume growth was 24.6% in the third quarter of 2014 as compared to the third quarter of 2013. The overall growth in commercial core product transaction volume in the third quarter of 2014 was attributed to increased sales of our systems and application management and network management products.
In the third quarter of 2014 and 2013, the commercial core average size for new license transactions was approximately $7,900. Our commercial core average transaction size was consistent year over year due to a similar number of products sold on each transaction along with a comparable number of larger transactions.
Maintenance and other revenue increased $11.6 million due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue. We have maintained high customer retention and have continued to increase our renewal base each quarter as we have begun to renew and recognize the maintenance revenue associated with our acquired products.
Subscription Revenue
Subscription revenue increased $5.0 million primarily due to the growth in sales of subscriptions of our MSP products and to a lesser extent, our Pingdom cloud products.
Cost of Revenue
Cost of revenue increased $4.5 million, or 63.1%, in the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. Cost of license revenue increased by $1.5 million in the third quarter of 2014 compared to the third quarter of 2013, primarily due to the amortization of acquired product technologies associated with our acquisitions. Cost of maintenance revenue also increased $1.0 million primarily due to increased personnel costs, which include stock-based compensation expense, to support new customers, additional product offerings from acquisitions and internal product development.
Cost of subscription revenue increased by $2.0 million in the third quarter of 2014 compared to the third quarter of 2013, primarily due to increased amortization of acquired developed product technologies, personnel costs and other direct costs, including royalty fees and hosting and server fees, related to our subscription products and services.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $11.6 million, or 44.6%, in the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. Our sales and marketing personnel costs, which include stock-based compensation expense, increased $8.2 million. We have increased employee headcount in our sales, marketing and maintenance renewal teams as a result of organic growth and through acquisitions. Marketing program costs increased $3.3 million due to the increased investment around demand generation and brand awareness. Our sales expense as a percentage of revenue increased slightly in the third quarter of 2014 as compared to the same period in 2013 primarily due to our 2013 acquisitions.
Research and Development. Research and development expenses increased $4.2 million, or 44.0%, in the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013 due to our increased investment in product development. In order to support the ongoing development of new products and our current products, we continued to increase the size of our Czech Republic and India research and development centers during 2013 and the first three quarters of 2014 and supplemented our internal product development activities with additional contract services. We also increased our research and development headcount through our acquisitions. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $3.0 million and contract services increased $1.0 million in the third quarter of 2014 as compared to the third quarter of 2013. Contract services increased due to additional product development work that was completed by our offshore development vendors.
General and Administrative. General and administrative expenses increased $4.9 million, or 36.5%, in the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. This increase was primarily due to a $2.9 million increase in personnel costs, which include stock-based compensation expense and a $2.1 million increase in acquisition related costs.
Income Tax Expense
Our income tax expense decreased by $1.4 million in the quarter ended September 30, 2014 as compared to the same period in 2013. Our effective tax rate decreased from 28.6% in the quarter ended September 30, 2013 to 24.4% in the quarter ended September 30, 2014. These decreases were primarily attributable to an increase in international earnings as a percentage of total earnings, which are generally taxed at lower tax rates, partially offset by the expiration of the U.S. federal research and experimental tax credit.

Comparison of the Nine Months Ended September 30, 2014 and 2013
The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Nine months ended September 30,
	2014	% of Revenue	2013	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$116,743	37.6%	$96,300	40.4%	$20,443
Maintenance and other	174,800	56.3	137,841	57.8	36,959
Subscription	18,732	6.0	4,151	1.7	14,581
Total revenue	310,275	100.0	238,292	100.0	71,983
Cost of revenue	32,504	10.5	18,887	7.9	13,617
Gross profit	277,771	89.5	219,405	92.1	58,366
Operating expenses:
Sales and marketing	106,772	34.4	66,538	27.9	40,234
Research and development	41,784	13.5	25,622	10.8	16,162
General and administrative	57,466	18.5	34,758	14.6	22,708
Total operating expenses	206,022	66.4	126,918	53.3	79,104
Operating income	71,749	23.1	92,487	38.8	(20,738)
Other income (expense):
Interest income	246	0.1	324	0.1	(78)
Interest expense	(577)	(0.2)	—	—	(577)
Other income (expense), net	446	0.1	(497)	(0.2)	943
Total other income (expense)	115	—	(173)	(0.1)	288
Income before income taxes	71,864	23.2	92,314	38.7	(20,450)
Income tax expense	16,718	5.4	23,695	9.9	(6,977)
Net income	$55,146	17.8%	$68,619	28.8%	$(13,473)
Revenue
Revenue increased $72.0 million, or 30.2%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Total revenue by product group was $184.9 million and $163.4 million for network management, $96.3 million and $66.9 million for systems and application management and $29.1 million and $8.0 million for our MSP and subscription products for the nine months ended September 30, 2014 and 2013, respectively.
Our revenue from our international subsidiaries was 27.1% and 26.4% of total revenue in the first three quarters of 2014 and 2013, respectively. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. We expect international sales as a percentage of our total sales in 2014 to increase slightly as compared to 2013. We plan to continue expanding our sales and marketing efforts outside of the U.S.
License, Maintenance and Other Revenue
License revenue increased $20.4 million primarily due to increased sales of our systems and application management, network management and MSP products.
In the fourth quarter of 2013, we changed the methodology for calculating our average transaction size and product transaction volume growth metrics. We now calculate these metrics using commercial core transactions only, which exclude any transactions that consist solely of our transactional products sold on a stand-alone basis or our MSP and subscription products. In addition, we no longer calculate these metrics using a trailing 12-month average. We have recalculated the metrics disclosed below from prior period filings based on the new methodology.

Our commercial core product transaction volume growth was 14.7% in the first three quarters of 2014 as compared to the first three quarters of 2013. The overall growth in commercial core product transaction volume is attributed to increased sales of our systems and application management and network management products in the first three quarters of 2014.
In the first three quarters of 2014, the commercial core average transaction size for new license sales, was approximately $7,900 as compared to approximately $7,500 in the first three quarters of 2013. The increase in our commercial core average transaction size was primarily due to a greater number of transactions over $20,000, across our network management and systems and application management product portfolios during the first three quarters of 2014 as compared to the first three quarters of 2013.
Maintenance and other revenue increased $37.0 million due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue. We have maintained high customer retention and have continued to increase our renewal base each quarter as we have begun to renew and recognize the maintenance revenue associated with our acquired products.
Subscription Revenue
Subscription revenue increased $14.6 million primarily due to the growth in sales of subscriptions of our MSP products.
Cost of Revenue
Cost of revenue increased $13.6 million, or 72.1%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Cost of license revenue increased by $4.1 million in the first three quarters of 2014 compared to the first three quarters of 2013, primarily due to the amortization of acquired product technologies associated with our acquisitions. Cost of maintenance revenue also increased $2.7 million primarily due to increased personnel costs, which include stock-based compensation expense, to support new customers, additional product offerings from acquisitions and internal product development.
Cost of subscription revenue increased by $6.8 million in the first three quarters of 2014 compared to the first three quarters of 2013, primarily due to increased amortization of acquired developed product technologies, personnel costs and other direct costs, including royalty fees and hosting and server fees, related to our subscription products and services.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $40.2 million, or 60.5%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Our sales and marketing personnel costs, which include stock-based compensation expense, increased $27.6 million. We have increased employee headcount in our sales, marketing and maintenance renewal teams as a result of organic growth and through acquisitions. Marketing program costs increased $11.2 million due to the increased investment around demand generation and brand awareness. Our sales expense as a percentage of revenue increased slightly in the first three quarters of 2014 as compared to the same period in 2013 primarily due to our 2013 acquisitions.
Research and Development. Research and development expenses increased $16.2 million, or 63.1%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to our increased investment in product development. In order to support the ongoing development of new products and our current products, we continued to increase the size of our Czech Republic and India research and development centers during 2013 and the first three quarters of 2014 and supplemented our internal product development activities with additional contract services. We also increased our research and development headcount through our acquisitions. Due to this growth, our personnel costs, which include stock-based compensation expense, increased by $10.9 million and contract services increased $4.7 million in the first three quarters of 2014 as compared to the first three quarters of 2013. Contract services increased due to additional product development work that was completed by our offshore development vendors.
General and Administrative. General and administrative expenses increased $22.7 million, or 65.3%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase was primarily due to a $10.2 million increase in personnel costs, which include stock-based compensation expense, a $2.8 million increase in acquisition related costs, and a $1.7 million increase in amortization of acquired intangibles. Other miscellaneous costs such as professional fees and contractor services increased $0.7 million. In addition, we recorded a $6.8 million lease abandonment charge in the second quarter of 2014 for the estimated fair value of our remaining obligation under the operating lease of our former corporate headquarters. See Note 8, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I, for additional information regarding the lease abandonment charge.

Income Tax Expense
Our income tax expense decreased by $7.0 million in the nine months ended September 30, 2014 as compared to the same period in 2013. Our effective tax rate decreased from 25.7% in the nine months ended September 30, 2013 to 23.3% in the nine months ended September 30, 2014. These decreases were primarily attributable to an increase in international earnings as a percentage of total earnings, which are generally taxed at lower tax rates, partially offset by the expiration of the U.S. federal research and experimental tax credit.
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

Non-GAAP Operating Income and Non-GAAP Operating Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2014	2013	2014	2013
GAAP operating income	$31,711	$31,861	$71,749	$92,487
Amortization of intangible assets (1)	7,981	5,115	23,127	14,088
Stock-based compensation expense and related employer-paid payroll taxes (2)	8,770	5,675	28,171	17,878
Acquisition related adjustments (3)	2,510	402	3,905	1,006
Restructuring charges (4)	25	827	7,506	1,310
Non-GAAP operating income	$50,997	$43,880	$134,458	$126,769
GAAP operating margin	28.1%	36.3%	23.1%	38.8%
Non-GAAP operating margin	45.2%	49.9%	43.3%	53.2%
Non-GAAP operating income for the three and nine months ended September 30, 2014 increased as compared to the same periods in 2013 primarily due to increases in stock-based compensation expense, amortization of intangible assets and acquisition related costs, partially offset by a decrease in GAAP operating income for the nine months ended September 30, 2014. Stock-based compensation expense and related employer-paid payroll taxes increased primarily due to share-based incentive awards issued to employees for retention and, to a lesser extent, the addition of employees through acquisitions and organic growth. Our acquisition related adjustments increased in the three and nine months ended September 30, 2014 primarily due to increases in deferred compensation expense related to acquisitions. In addition, our restructuring charges increased in the nine months ended September 30, 2014 primarily due to a lease abandonment charge of $6.8 million related to our former corporate headquarters recorded in the second quarter of 2014. See Note 8, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I, for additional information regarding the lease abandonment charge.
Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share information)	2014	2013	2014	2013
GAAP net income	$24,121	$22,823	$55,146	$68,619
Amortization of intangible assets (1)	7,981	5,115	23,127	14,088
Stock-based compensation expense and related employer-paid payroll taxes (2)	8,770	5,675	28,171	17,878
Acquisition related adjustments (3)	2,510	402	3,905	1,010
Restructuring charges (4)	25	827	7,506	1,310
Tax benefits associated with above adjustments (5)	(4,843)	(3,183)	(16,674)	(9,308)
Non-GAAP net income	$38,564	$31,659	$101,181	$93,597
Weighted-average number of shares used in computing diluted earnings per share	76,463	76,466	76,321	76,580
GAAP diluted earnings per share	$0.32	$0.30	$0.72	$0.90
Non-GAAP diluted earnings per share (6)	$0.50	$0.41	$1.33	$1.22
Non-GAAP net income for the three and nine months ended September 30, 2014 increased as compared to the same periods in 2013 primarily due to increases in the adjustments noted above in the calculation of non-GAAP operating income and the income tax effects associated with these adjustments, partially offset by a decrease in GAAP net income for the nine months ended September 30, 2014.

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

Liquidity and Capital Resources
Cash and cash equivalents and short-term and long-term investments were $214.8 million as of September 30, 2014. Our international subsidiaries held approximately $83.5 million of cash and cash equivalents of which 72.6% was held in Euros as of September 30, 2014. We expect our international cash and cash equivalents to continue to increase as a percentage of our consolidated cash and cash equivalents. We currently intend that the earnings generated by our international operations will be invested indefinitely in those operations and we do not expect to repatriate those earnings to our domestic operations. If we were to try and repatriate these earnings, we would incur a U.S. federal income tax liability that is not currently accrued in our condensed consolidated financial statements.

Our available cash and cash equivalents are primarily held in bank deposits and money market funds at September 30, 2014. Our short-term and long-term investments, classified as available-for-sale securities, consist of corporate bonds held in investment accounts in the United States.
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
Summarized cash flow information is as follows:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$147,844	$113,603
Net cash used in investing activities	(70,252)	(110,115)
Net cash used in financing activities	(41,865)	(2,481)
Effect of exchange rate changes	(6,497)	2,122
Net increase in cash and cash equivalents	29,230	3,129
Operating Activities
Cash provided by operating activities is comprised of net income, adjustments primarily related to non-cash operating activities and changes in operating assets and liabilities. Adjustments for non-cash expenses were $44.3 million and $23.8 million for the nine months ended September 30, 2014 and 2013, respectively. These adjustments primarily consist of stock-based compensation expense, depreciation and amortization, deferred taxes and excess tax benefits related to employee stock-based awards. Stock-based compensation expense reduced income before income taxes by $27.4 million and $17.1 million in the nine months ended September 30, 2014 and 2013, respectively.
The change in cash flows relating to operating activities resulted from changes in operating assets and liabilities and is primarily driven by the sales of our software and maintenance renewals. The significant changes in operating assets and liabilities include the following:

•
Deferred revenue increased to $155.4 million at September 30, 2014 as compared to $135.2 million at December 31, 2013, resulting in an increase in operating liabilities and reflecting a cash inflow of $22.9 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, net cash provided by operating activities increased $22.0 million due to an increase in deferred revenue during the period as compared to the respective prior period. Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from maintenance fees.

•
Accrued liabilities and other increased to $31.8 million at September 30, 2014 as compared to $17.7 million at December 31, 2013, resulting in an increase in operating liabilities and reflecting a cash inflow of $14.3 million for the nine months ended September 30, 2014. This increase in accrued liabilities and resulting cash inflow was primarily related to the lease abandonment liability recorded in the second quarter of 2014 related to our remaining obligation under the operating lease of our former corporate headquarters. See Note 8, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I, for additional information regarding the lease abandonment charge. For the nine months ended September 30, 2013, net cash provided by operating activities decreased $3.6 million due to a decrease in accrued liabilities during the period as compared to the respective prior period.

•
Changes in our income tax receivable and payable balances are also significant components of our cash flows from operating activities. Net cash provided by operating activities was reduced by income tax payments of $12.8 million and $15.7 million in the nine months ended September 30, 2014 and 2013, respectively.

•
Other long-term liabilities increased to $22.6 million at September 30, 2014 as compared to $16.8 million at December 31, 2013, resulting in an increase in operating liabilities and reflecting a cash inflow of $6.0 million for the nine months ended September 30, 2014. This increase in other long-term liabilities and resulting cash inflow was primarily related to the lease incentive liability recorded for the tenant improvement allowance received related to our new corporate headquarters. See Note 8, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I, for additional information regarding our lease for our new corporate headquarters. For the nine months ended September 30, 2013, net cash provided by operating activities increased $0.2 million primarily due to an increase in other long-term liabilities during the period as compared to the respective prior period related to lease abandonment liabilities recorded related to the closing of certain offices.

•
Accounts receivable increased to $47.7 million at September 30, 2014 as compared to $45.7 million at December 31, 2013 resulting in an increase in operating assets and reflecting a cash outflow of $3.1 million for the nine months ended September 30, 2014. The increase in accounts receivable for the nine months ended September 30, 2013 as compared to December 31, 2012 resulted in a cash outflow of $9.7 million for the nine months ended September 30, 2013. Our accounts receivable balance fluctuates from period to period depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts, which affects our cash flow from operating activities. Our accounts receivable balance represents trade receivables from customers, including resellers and distributors, when we have provided software licenses and/or software maintenance agreements or software subscription agreements and we have not yet received payment. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.7 million and $0.3 million at September 30, 2014 and 2013, respectively. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 38.9 days and 47.7 days at September 30, 2014 and 2013, respectively.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2014 was primarily related to $63.7 million of cash used for the acquisition of Pingdom (refer to Note 2, Acquisitions, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I, for additional details), $16.8 million of cash used to purchase property and equipment, offset by $13.5 million of proceeds from maturities of investments. The purchases of property and equipment primarily relate to leasehold improvements and other additions for our new corporate headquarters. We received $7.1 million in tenant improvement allowances related to the purchase of leasehold improvements during the first three quarters of 2014. For the nine months ended September 30, 2013, net cash used in investing activities was primarily related to $120.9 million of cash used for the acquisition of N-able, $17.3 million of cash used to purchase available-for-sale securities, offset by $38.7 million of proceeds from maturities of investments.
We expect our capital expenditures for the remaining three months of 2014 to be approximately $3 to $5 million, primarily related to our expected growth and expansion of our domestic and international office locations. We expect our capital expenditures in the fiscal year 2015 to be approximately $20 to $25 million, primarily related to purchases of leasehold improvements, furniture, equipment and software in our domestic and international office locations to support their continued growth.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2014 was related to the repayment of borrowings under our credit agreement of $40.0 million (refer to Note 5, Credit Agreement, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I, for additional details), repurchases of common stock of $13.2 million, offset by $6.0 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock-based awards of $5.3 million, which is a reduction in cash payments related to income taxes.
On July 29, 2013, we announced that our Board of Directors approved a share repurchase program, authorizing us to purchase up to $50.0 million of our outstanding common stock. Our share repurchase program expired on July 31, 2014. Purchases under our share repurchase program were made in the open market pursuant to a Rule 10b5-1 plan. During the nine months ended September 30, 2014, we repurchased 0.2 million shares of our common stock for an aggregate purchase price of $7.5 million. During the life of the share repurchase program, we repurchased 1.1 million shares of our common stock for an aggregate purchase price of $40.1 million. Shares were retired upon repurchase.
In addition, for the nine months ended September 30, 2014, we withheld and retired shares of common stock to satisfy $5.7 million of minimum statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements as of September 30, 2014.

Net cash used in financing activities for the nine months ended September 30, 2013 was primarily related to repurchases of common stock of $18.4 million, offset by $8.1 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock option exercises of $7.7 million, which is a reduction in cash payments related to income taxes. During the nine months ended September 30, 2013, we repurchased 0.4 million shares of our common stock under our share repurchase program for an aggregate purchase price of $13.6 million. In addition, we withheld and retired shares of common stock to satisfy $4.7 million of minimum statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our condensed consolidated financial statements as of September 30, 2013.
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
Contractual Obligations and Commitments
As of September 30, 2014, there have been no material changes in our contractual obligations and commitments that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
Off-Balance Sheet Arrangements
During the first three quarters of 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain financial market risks, including the following:
Interest Rate Risk
We had cash and cash equivalents of $195.2 million and $166.0 million at September 30, 2014 and December 31, 2013, respectively. We also had total short-term and long-term investments classified as available-for-sale securities of $19.6 million and $30.3 million at September 30, 2014 and December 31, 2013, respectively. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds, and our available-for-sale securities consist of corporate bonds and municipal bonds held in investment accounts in the United States. We hold cash, cash equivalents and available-for-sale securities for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at September 30, 2014. Our portfolio of available-for-sale securities classified as investments is subject to market risk due to changes in interest rates. Changes in interest rates could impact our future investment income, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investment securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
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
Foreign Currency Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our international subsidiaries was approximately 27.1% of our total revenue for the nine months ended September 30, 2014. The foreign currencies that we invoice and on which we collect are primarily the Euro, British Pound Sterling and Australian Dollar. Expenses incurred by our international subsidiaries are, generally, denominated in the local currency of the subsidiary. Our condensed consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies.
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of September 30, 2014, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of income was insignificant for the first three quarters of 2014.
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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, our Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands) (1), (2)
July 1-31, 2014	53,793	$38.67	53,793	$9,957
August 1-31, 2014	—	—	—	—
September 1-30, 2014	—	—	—	—
Total	53,793	—	53,793	—

(1)	Amounts exclude fees and commissions associated with the share repurchases.

(2)
On July 29, 2013, we announced that our Board of Directors approved a share repurchase program, authorizing us to purchase up to $50.0 million of our outstanding common stock. Our share repurchase program expired on July 31, 2014. Purchases under our share repurchase program were made in the open market pursuant to a Rule 10b5-1 plan. During the life of the share repurchase program, we repurchased 1.1 million shares of our common stock for an aggregate purchase price of $40.1 million. Shares were retired upon repurchase.

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

SOLARWINDS, INC.

Dated:	November 4, 2014	By:	/s/ JASON REAM

Jason Ream
Executive Vice President, Finance and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated as of May 17, 2013 by and among SolarWinds Worldwide, LLC, North Acquisition Corp., N-able Technologies International, Inc., the Equity Holder Representatives and U.S. Bank, National Association*		8-K	001-34358	2.1	5/28/2013
2.2	Agreement and Plan of Merger and Reorganization dated as of October 1, 2013 by and among SolarWinds Worldwide, LLC, Optimus Acquisition Corp., Confio Corporation, the Equity Holder Representative and U.S. Bank, National Association*		8-K	001-34358	2.1	10/7/2013
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	333-162661	3.1	11/5/2009
3.2	Amended and Restated Bylaws of the Registrant		8-K	001-34358	3.1	9/24/2013
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
31.3	Certification of Chief Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Label Linkbase Document	**
101.PRE	XBRL Taxonomy Presentation Linkbase Document	**

*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SolarWinds, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

**	Filed herewith
***	Furnished herewith