Form 10-K
period 2014-12-31
SolarWinds, Inc.
filed 2015-02-23
CIK 1428669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014
Commission file number: 001-34358
SOLARWINDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	73-1559348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7171 Southwest Parkway, Building 400 Austin, Texas	78735
(address of principal executive offices)	(zip code)
Registrant’s telephone number, including area code: (512) 682-9300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	New York Stock Exchange
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
Yes  ☐    No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2014, the aggregate market value of its shares held by non-affiliates on that date was approximately $2,528,576,823.
On February 18, 2015, 76,266,285 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2015 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2014 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

The SolarWinds, thwack, Pingdom, ipMonitor, Kiwi CatTools, Web Help Desk, DameWare, Mobile Admin, Kiwi Syslog, N-central, Librato, Confio, Rove, Rhinosoft, Serv-U and FTP Voyager marks are the exclusive property of SolarWinds, Inc. or its affiliates, are registered with the U.S. Patent and Trademark Office, and may be registered or pending registration in other countries. All other SolarWinds trademarks, service marks, and logos may be common law marks, registered or pending registration in the United States or in other countries. All other trademarks mentioned herein are used for identification purposes only and may be or are trademarks or registered trademarks of their respective companies.

Safe Harbor Cautionary Statement
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “may,” “should,” “will,” “would,” “could” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations including, without limitation, the following:

•	expectations regarding our plans and strategies to grow our business and expand our market presence, including internationally;

•	expectations concerning our product offerings and the expansion of our product offerings into new areas of software;

•	expectations regarding our financial condition and results of operations, including revenue, operating expenses and effective income tax rate;

•	expectations regarding our non-U.S. earnings in foreign operations;

•	expectations concerning potential acquisitions and the anticipated benefits of acquisitions;

•	competitive conditions and our relative position in the industry;

•	our market opportunities and our ability to take advantage of such market opportunities, the demand for IT management products in various markets and factors contributing to such demand;

•	our sales and marketing efforts and our expectations about the results of those efforts;

•	expectations about our ability to generate and maintain customer loyalty, including our maintenance customers;

•	expectations regarding investment plans and our capital expenditures;

•	our research and development plans;

•	our dividend policy;

•	our equity compensation plans and practices;

•	our future borrowings and our beliefs regarding the sufficiency of our cash and cash equivalents, cash flows from operating activities and borrowing capacity; and

•	our beliefs regarding the adequacy of our current facilities and planned expansions to our facilities.

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
Overview
SolarWinds, Inc. and its subsidiaries (“SolarWinds,” the “Company,” “we,” “us” or “our”) design, develop, market, sell and support enterprise-class information technology, or IT, infrastructure management software to IT and DevOps professionals in organizations of all sizes to manage on-premise, hybrid cloud and public cloud environments. Our product offerings range from individual software tools to more comprehensive software products that solve problems encountered every day by IT and DevOps professionals and help them to efficiently and effectively manage their network, systems, application and website infrastructures. We are committed to offering products that are easy to find, easy to buy, easy to use and easy to maintain, while providing the power to address any IT management problem at any scale. Our customers include small- and mid-size businesses, large enterprises, managed service providers, or MSPs, and local, state and federal government entities.
As a core part of our strategy, we utilize a differentiated business model for providing enterprise-class software to IT and DevOps professionals within organizations of all sizes worldwide. Key differentiating elements of our business model include powerful and scalable, yet easy-to-use and affordable software that is produced utilizing a highly efficient product development and engineering process, a scalable, Internet-centric marketing model and a high-volume, transaction-oriented inside sales model. This business model has allowed us to drive and support rapid growth in our business at high operating margins while offering our products at prices that are typically lower than competing vendors.
We design our products to be easy-to-install and easy-to-evaluate, allowing potential buyers of our software to see the value that our products provide after downloading a free version of the software or signing up for a trial. We design our marketing programs to drive visitors to our websites in order to capture large volumes of highly qualified leads. We are committed to an inside sales model which we call “selling from the inside.” This approach utilizes a disciplined, transaction-oriented process to convert leads into paying customers at a higher level of productivity and a lower cost than is typically achieved with a traditional outside sales force that travels and incurs higher costs. And we manage our business with a culture and systems that are focused on metrics, helping us to achieve consistency in our execution.
SolarWinds, Inc. is a holding company whose principal operating subsidiary is SolarWinds Worldwide, LLC, or SolarWinds Worldwide. SolarWinds, Inc. was incorporated in the State of Oklahoma in 1999 and reincorporated in the State of Delaware in 2008. SolarWinds Worldwide was formed in the State of Delaware in 2005. Our principal executive offices are located at 7171 Southwest Parkway, Building 400, Austin, Texas 78735, and our telephone number is (512) 682-9300.
Acquisitions
We have made multiple acquisitions of businesses as part of our growth strategy, including one acquisition during 2014. In June 2014, we acquired Pingdom AB, or Pingdom, a provider of cloud-based website and web application monitoring and performance management solutions. The acquisition increased our product offerings and we believe will allow us to leverage the opportunity associated with performance management for critical websites and web and cloud-based applications.
In late January 2015, we acquired Librato, Inc., or Librato, a cloud-based infrastructure monitoring company. Librato enables performance monitoring of infrastructure and applications on public clouds, such as Amazon Web Services, or AWS, and Heroku, or in a company's own data centers. The acquisition of Librato represents another step in our efforts to extend and connect performance management capabilities from on-premise IT infrastructure to cloud-based application environments.
Our Growth Strategy
Our differentiated business model of providing low-cost, easy-to-install and easy-to-use software marketed and sold directly to users through a highly productive and efficient inside sales force is the core of our strategy. We also sell our software through distributors and resellers to supplement our sales force, expand our global presence, reach various market segments and help us to initiate and fulfill sales orders from state, local and federal governments and those commercial customers that prefer to make purchases through a particular reseller or distributor. To a lesser extent, we sell our software, and particularly our cloud products, directly to customers on our websites through electronic commerce with little to no sales force interaction. We evaluate all of our strategic opportunities to ensure that they are compatible with our model for providing cost-efficient, downloadable enterprise-class software that can be marketed and sold through a high volume, transaction-oriented model.
We plan to continue to focus on growth opportunities within our existing customer base and IT infrastructure management markets through increased brand awareness and product depth and breadth, through expansion into adjacent areas of IT infrastructure management and by expanding our business globally. Our objective is to extend our market presence by providing IT and DevOps professionals with easy-to-use and affordable enterprise-class software that solves their specific needs. The following are key elements of our growth strategy:

•
Continue to Add New Customers in Under-Penetrated Markets. We believe that the opportunity to provide IT management products to both IT operations personnel in organizations of all sizes and MSPs throughout North America and the rest of the world remains significantly under-penetrated and represents a significant opportunity to continue our growth. We intend to penetrate these markets further by leveraging our customer base and end-user community and by using our strategic marketing programs to identify and obtain new customers.

•
Cross-Sell and Up-Sell Existing Products into Our Growing Customer Base. Our customers are generally IT professionals in small- and mid-size businesses, enterprises, and local, state and federal government entities that have purchased one or more of our products. We believe our customers are highly satisfied users of our products and that there is a significant opportunity for follow-on sales of both incremental capacity and additional products to these customers. We seek to expand the use of our products by our customers through various marketing programs and sales activities that are largely focused on educating customers about the potential to solve additional problems, often closely related to the problems solved by the products they already own, with other products that we offer.

•
Selectively Expand Our Product Portfolio by Pursuing Strategic Acquisitions and Product Development. We expect to continue to pursue strategic acquisitions that will enable us to utilize our go-to-market strategy and enter new markets or new segments of our existing markets by bringing new product offerings to market more quickly than we can develop them. In addition, we plan to continue to develop new software products that enhance and expand our current offerings. We also intend to continue to expand our product offerings into new areas of software in which we can provide differentiated, easy-to-use enterprise-class software products that are marketed and sold directly to end-users. We believe there is an expanding market opportunity not only to manage the existing on-premise infrastructure but also the need to manage the performance of the infrastructure and applications either fully or partially deployed in private and public clouds as businesses move to cloud-based models.

•
Expand Our Business in International Markets. We believe a substantial opportunity exists for sales of our software in the Europe, Middle East and Africa region (“EMEA”), the Asia-Pacific region and the Latin America region, and we intend to increase our sales, marketing and support operations in these regions. We believe our market penetration is low in many geographic and end user markets in which we sell products. We anticipate continuing our international expansion to further market, sell and develop our products. In addition, we plan to continue to scale and develop our existing group of international distributors and resellers. In these markets we plan to continue to employ our strategy of delivering powerful, easy-to-use and affordable software while leveraging the web as the primary method to reach potential customers.

•
Create the Ability to "Manage All Things IT." We aim to provide IT and DevOps professionals with the ability to manage all of the critical areas of their IT infrastructure and applications without regard to the location of the computing resources and applications, or to where the performance monitoring solution needs to be located.  We believe that there is a significant need among IT and DevOps professionals for an offering that can manage all types of infrastructure, both on-premise and in the cloud, and that those professionals will prefer to use products that are easy to use, affordable and yet powerful and scalable.  While we build, and after we complete, this integrated management capability, we intend to continue to provide products that solve individual problems so that customers that want to solve a single problem can do so with a low cost of entry, allowing more IT and DevOps professionals to become SolarWinds customers and satisfied users.

Our Products
We offer a broad portfolio of IT infrastructure management products that are powerful, yet easy-to-use and affordable. We group our products into broad categories including: network management, used to monitor and manage the performance of network infrastructure; systems management, used to monitor and manage the performance of applications, physical and virtual servers, storage and databases; MSP, used by managed service providers to monitor and manage the IT infrastructure of their end clients, typically SMBs; and cloud, our cloud-based products used to monitor and manage applications and application infrastructure, both in cloud and on-premise environments.
Our network management and systems management products are sold via a perpetual license and typically installed on the customer's hardware, while our MSP and cloud products are typically sold on a subscription basis and can be hosted by us and delivered as SaaS, or software as a service.
Our network management and systems management products include both core products and tools. Our core products are typically server-based with a browser interface, have a higher average selling price than tools and are the focus of our strategies to drive revenue growth. Our tools can be server-or laptop-based, typically have a lower average selling price than our core products and are primarily used by us to meet a critical need of our target customer base, but are not the focus of our revenue growth strategies.
Network Management. Our enterprise-class network management products allow network administrators and other IT professionals to monitor and manage the performance and configuration of their network infrastructure as well as collect and analyze log data for IT operations, security and compliance management. Many of our enterprise-class network management products share integrated components, databases, web servers and user administration and are designed to operate together seamlessly, while still allowing network professionals to purchase and deploy only the products they need.
Our network management core products include:

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

We added new features to our Network Performance Monitor product with new out-of-the-box deep packet inspection, or DPI, and analysis sensors. SolarWinds Network Performance Monitor provides a comprehensive view of network fault, performance, availability, traffic and latency allowing network engineers to more effectively identify, prioritize and resolve network issues before they impact application performance, end-users and the business by continuously monitoring packets across the wire while inspecting, identifying and classifying application traffic for over 1,200 applications such as Skype, YouTube and Microsoft Lync. This data is then displayed with respect to network and application response time in easy-view charts and graphs.

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

•
SolarWinds Log and Event Manager. Log and Event Manager is a server-based product that automates the collection and interpretation of logs from a wide variety of sources including network devices, physical and virtual servers, applications and storage infrastructure, providing IT professionals with real-time availability and performance monitoring of the IT infrastructure. Through log analysis and event correlation provided with approximately 700 built-in correlation rules along with customizable rules, Log and Event Manager supports compliance verification with internal policies and regulatory requirements and also provides IT professionals with real-time and forensic tools for responding to security threats and events.

•
SolarWinds Enterprise Operations Console. Enterprise Operations Console is a server-based product that provides summarized web-based views of multiple instances of Network Performance Monitor, Network Performance Monitor modules, and Server & Application Monitor, enabling flexible deployment architectures for large or distributed environments.

•
SolarWinds IP Address Manager. IP Address Manager tracks, manages and reports on the use of internet protocol (IP) addresses through a web interface. In addition, IP Address Manager provides a single interface for management of third party dynamic host configuration protocol (DHCP) and domain name system (DNS) IP infrastructure.

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

•
SolarWinds Firewall Security Manager. Firewall Security Manager provides multi-vendor support for firewall analytics and management enabling the automation of firewall security audits, firewall and router analysis and simplified troubleshooting and change management.

Our network management tools include Engineer's Toolset, ipMonitor, Kiwi CatTools, Kiwi Syslog Server and Kiwi Logviewer and Network Topology Mapper.
Systems Management. Our enterprise-class systems and application performance management products allow IT and DevOps professionals such as systems administrators to monitor and manage the performance of physical and virtual servers, applications, databases and storage devices. This includes products for monitoring end-user application experience, performing patch management, IT help desk ticketing and mobile device-based IT management capabilities. Many of our systems and application management products are designed to operate together seamlessly, as well as with our network management products.
Our systems management core products include:

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

•
SolarWinds Database Performance Analyzer. Through a unique response time analysis approach to measuring and communicating database application performance, Database Performance Analyzer provides developers, systems administrators and database administrators with the ability to speed application time-to-market and subsequently monitor and manage database performance for production applications based on Microsoft SQL Server®, Oracle®, IBM® DB2 and SAP® Sybase databases, running on VMware® virtual servers as well as physical servers.

•
SolarWinds Virtualization Manager. Virtualization Manager is a server-based product that provides virtualization administrators with a single solution to manage all aspects of a virtual server infrastructure, including inventory, sprawl control, performance monitoring, capacity planning and configuration tracking. Using a multi-dimensional, search-based approach Virtualization Manager combines multiple disparate data points into usable insights, which are presented in management dashboards and reports. Virtualization Manager integrates with other key enterprise applications such as configuration management databases, service desks and enterprise portals.

•
SolarWinds Storage Manager. Storage Manager is a server-based product that combines reporting, monitoring and notification on the performance of storage resources, including direct-attached storage, or DAS, network-attached storage, or NAS, and storage area networks, or SAN, from a wide range of storage hardware vendors. In addition, Storage Manager provides mapping of storage resources to physical and virtual infrastructure to help optimize storage allocation.

•	SolarWinds Web Help Desk. Web Help Desk provides IT help desk ticketing, change management, IT asset management and self-resolution of issues using a searchable knowledge base.

•
SolarWinds Managed File Transfer Server. Serv-U Managed File Transfer Server allows IT professionals to secure, automate and manage file transfers and workflows. In addition, Serv-U Managed File Transfer Server provides comprehensive enterprise security, tracking and reporting features to demonstrate compliance with regulatory requirements and internal corporate standards.

•
SolarWinds Patch Manager. Patch Manager is a server-based product that allows systems administrators to automate and improve the process of deploying, managing and reporting on patches and configuration settings of Microsoft Windows® servers and workstations.

•
SolarWinds Web Performance Monitor. Web Performance Monitor captures the user steps of any web application through an easy-to-use recorder and continuously monitors the end-user experience of those web applications.

Our systems management tools include DameWare® Remote Support and DameWare Mini Remote Control, or DameWare products, which allow system administrators to remotely manage computers on their networks, and SolarWinds Mobile Admin®, which provides secure access to over 40 IT management tools through Android, iOS, and Blackberry mobile devices.
MSP Products
Our MSP products provide remote monitoring and management, or RMM, and IT service automation to MSPs to allow them to deliver outsourced IT support services to their small and medium-sized business, or SMB, customers.

•
N-Central. Our flagship MSP product is N-Central, a leading RMM and IT service automation solution. N-Central offers cloud-based, multi-tenant, remote monitoring and management for IT infrastructure such as desktops, servers, applications and network devices.

•
Our MSP product portfolio also includes additional products that address a wide range of IT management capabilities, including bandwidth management, mobile device management, security, backup, patch management and IT service automation.

Cloud Products
Our cloud products provide IT and DevOps professionals with a comprehensive set of cloud-based tools to monitor and manage the performance of their infrastructure and applications regardless of whether these applications are on-premise, in a public or private cloud, or in a hybrid cloud environment.

•
Pingdom. Our Pingdom website and web application management products enable web operations teams to monitor and manage the performance of their websites, web applications and supporting infrastructure, alerting web operations teams on user experience issues by user location and browser type through real-user monitoring, transaction monitoring and uptime monitoring.

•	Librato. Librato enables full-stack performance monitoring of infrastructure and applications on public clouds, such as AWS and Heroku, or in a company's own data centers.
Maintenance and Support
Our perpetual license customers generally receive one year of software maintenance and support as part of their initial purchase of our products and have the option to renew their maintenance agreements. These maintenance agreements provide customers the right to receive software updates, maintenance releases and patches, when and if they become available, and access to our world-wide multi-lingual team of internal support representatives. We also provide similar benefits to our subscription customers who have active subscriptions.
Our typical customers are network professionals, systems administrators, storage administrators or virtual administrators who are sophisticated users of software and related technologies. We devote significant resources to designing software products that are easy-to-install, configure and use, and to developing extensive, easy-to-understand instruction manuals and online tutorials for our products. We also utilize community websites, such as thwack, as forums for our end-users to share information, tips, tools and other valuable resources. Through these online communities, users of our software are able to find answers for many technical problems, discover new uses for our software and provide suggestions or feedback to our product development teams. As a result of these efforts, our customers are able to resolve many technical issues without having to contact our support representatives, which significantly reduces our total support expenses.
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
We utilize small development teams. Each of these teams is dedicated to specific products and work according to a structured and repeatable, iterative process. These teams apply a standard architecture to their individual products, and are managed centrally to ensure standardization, efficiency and interoperability. We use a hybrid onshore and offshore development model, wherein product requirements definition and technical design are primarily performed by our technical staff in the United States who work closely with development teams in our international facilities and international contract development vendors that write code and do testing and quality assurance. Since establishing our international research and development centers, and as a result of our acquisitions, we have significantly increased our research and development employee headcount. We expect to continue to invest in our research and development activities by hiring engineers in our global locations. We believe that we have developed a differentiated process that allows us to release new software rapidly, cost effectively and with a high level of quality. Using our development model, we had 63 product releases in 2014, 75 product releases in 2013 and 82 product releases in 2012.
Our research and development costs were $56.5 million, $37.5 million and $28.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Our historical marketing approach, which continues to be important to us, was based on word-of-mouth and customer references. It allowed us to build a substantial customer base and community of network engineers and IT professionals who use our products and act as advocates for them. We continue to build our customer base and this community through marketing of relevant web-based content and online communications. Examples of our initiatives include thwack, a community website designed for IT professionals that provides our end-users and the broader IT management community with information, tools and valuable resources, several company sponsored blogs in which we provide perspectives and information relevant to the IT management marketplace and other technical topics, and web-based events designed to train and inform users about deeper aspects of our products. These activities keep us connected to our end-user base and other prospective customers. Other marketing activities include attending IT management related trade shows, social marketing programs, communicating with industry analysts, influential bloggers and trade media, as well as hosting webinars on IT management issues to create awareness of our brand and software products.
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
We execute all of our direct sales either through electronic commerce on our websites or through a sales organization that is physically located in one of our sales offices in the United States, Canada, Europe, Australia or Asia. Our efficient and low-cost sales process is predicated on these sales professionals being physically located in one of our offices and having a deep knowledge of our sales model and process. We call this “selling from the inside” as it is different from other companies that simply use personnel that they call “inside sales” to create leads or to sell to only smaller organizations. Our sales teams sell our products to companies of all sizes, from small businesses to Fortune 500 companies. We believe that our selling from the inside process has been one of the keys to our success.
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
Customers
No single distributor, reseller or customer represented over 10% of our consolidated revenue in 2013 and 2014. In 2012, we had one distributor that represented 10.2% of our consolidated revenue from sales to various end-users. In 2013 and 2014, this distributor represented less than 10% of our consolidated revenue. We do not believe that our business is substantially dependent on this distributor or that the loss of the relationship would have a material adverse effect on our business, as we are generally directly involved with the end user in all of our sales regardless of whether we make the sale directly or through the reseller channel.
In 2012, revenue attributed to the U.S. federal government, including its departments and agencies, represented 10.9% of our consolidated revenue. In 2013 and 2014, consolidated revenue attributable to the U.S. federal government represented less than 10% of our total revenue. Consolidated revenue attributable to the U.S. federal government includes sales that have gone through our distributors and resellers, as well as direct sales. 77.0% of our revenue attributable to the U.S. federal government and its departments and agencies in the fiscal year ended December 31, 2012 was made through the distributor noted above.
For further information regarding concentrations of risks, see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
For information regarding our international operations, see Note 15, Operating Segment and Geographic Information, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. See also the risk factor “Because our long-term success depends on our ability to operate our business internationally and increase sales of our products to customers located outside of the United States, our business will be susceptible to risks associated with international operations” in Part I, Item 1A under the heading “Risk Factors” for information regarding risks involving our international operations.
Intellectual Property
We rely on a combination of patent, copyright, trademark, trade dress and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have eighteen patents. We have also filed patent applications, but we cannot guarantee that patents will be issued with respect to our current patent applications in a manner that gives us the protection that we seek or at all. Our patents and any future patents issued to us may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
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
Employees
As of December 31, 2014, we had 1,646 full-time employees, of which 645 were employed in the United States and 1,001 were employed outside of the United States. We consider our current relationship with our employees to be good. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.
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
Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	our ability to maintain and increase sales to existing customers and to attract new customers;

•	general economic, industry and market conditions that impact expenditures for enterprise IT management software in the United States and other countries where we sell our software;

•	potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity;

•	fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations;

•	decline in maintenance or subscription renewals;

•	our ability to capture a significant volume of qualified sales leads;

•	our ability to convert qualified sales leads into new business sales at acceptable conversion rates;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure and customer acquisition;

•	our failure to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;

•	the timing of revenue and expenses related to the development or acquisition of technologies, products or businesses;

•	potential goodwill and intangible asset impairment charges and amortization associated with acquired businesses;

•	the timing and success of new product introductions by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	occasional large customer orders, including in particular those placed by the U.S. federal government;

•	unpredictability and timing of buying decisions by the U.S. federal government; and

•	changes in tax rates in jurisdictions in which we operate.
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
If we are unable to capture significant volumes of sales leads from Internet search engines, marketing initiatives and traffic to our websites, then our revenue may not grow as expected or may decline.
We capture many of our sales leads through visits to our websites by potential end-users interested in purchasing or downloading evaluations of our products. Many of these potential end-users find our websites by searching for enterprise IT management and monitoring products through Internet search engines, such as Google. A critical factor in attracting potential customers to our websites is how prominently our websites are displayed in response to search inquiries. If we are listed less prominently or fail to appear in search result listings for any reason, visits to our websites by customers and potential customers could decline significantly. We may not be able to replace this traffic and, if we attempt to replace this traffic, we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue and could adversely affect our operating results.
We also capture leads through various other marketing activities such as targeted email campaigns, social marketing programs, attending IT management related trade shows, and hosting webinars on IT management issues. Our marketing efforts may be unsuccessful in generating evaluation downloads, resulting in fewer sales leads. If we fail to capture a sufficient volume of leads from these activities and/or such sales leads do not result in actual sales, our revenue may not grow as expected or could decrease and our operating results could suffer.
If we are unable to sell products to new customers or to sell additional products or upgrades to our existing customers, our revenue growth will be adversely affected and our operating income could decrease.
To increase our revenue, we must regularly add new customers and/or sell additional products or upgrades to existing customers. Even if we capture a significant volume of leads from our marketing activities, we must be able to sell products to a sufficient number of these new sales leads in order to achieve our expected revenue growth. We expect to incur significant additional expenses in expanding our sales personnel and our international operations in order to convert leads into sales of our products. If we are unable to sell products to new customers and additional products or upgrades to our existing customers as a result of these expenditures, we may be unable to grow our revenue and/or our operating results may be adversely affected.
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
Our business depends on customers renewing their maintenance or subscription agreements. Any decline in customer renewal rates could harm our future operating results.
We sell most of our products pursuant to a perpetual license, which ordinarily includes one year of maintenance as part of the initial price. We sell certain of our products pursuant to subscription agreements, which ordinarily have a subscription period of one year. We generally invoice subscription agreements monthly in advance over the subscription period. We introduced our subscription offerings in the second quarter of 2013 and have expanded these offerings since with developed and acquired products. Our customers have no obligation to renew their maintenance or subscription agreements after the expiration of the initial period. Additionally, customers could cancel their subscription agreements prior to the expiration of the subscription period, which could result in us recognizing less subscription revenue than expected over the term of the agreement. We may be unable to predict future customer renewal rates accurately. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our products, the prices of our products, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their maintenance or subscription arrangements or if they renew them on less favorable terms, our revenue may decline and our business will suffer. A substantial portion of our quarterly maintenance and subscription revenue is attributable to agreements entered into during previous quarters. As a result, if there is a decline in renewed maintenance or subscription agreements in any one quarter, only a small portion of the decline will be reflected in our revenue recognized in that quarter and the rest will be reflected in our revenue recognized in the following four quarters or more.
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
When we acquire businesses, we allocate the purchase price to tangible assets and liabilities and identifiable intangible assets acquired at their acquisition date fair values. Any residual purchase price is recorded as goodwill, which is also generally measured at fair value. We also estimate the fair value of any contingent consideration. Our estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and involve significant judgments by management. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

•	costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention or relocation expenses;

•	impairment of goodwill or intangible assets;

•	a reduction in the useful lives of intangible assets acquired;

•	impairment of long-lived assets;

•	identification of, or changes to, assumed contingent liabilities;

•	changes in the fair value of any contingent consideration;

•	charges to our operating results due to duplicative pre-merger activities;

•	charges to our operating results from expenses incurred to effect the acquisition; and

•	charges to our operating results due to the expensing of certain stock awards assumed in an acquisition.
Substantially all of these costs will be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred. Charges to our operating results in any given period could differ substantially from other periods based on the timing and size of our acquisitions and the extent of integration activities. For further information regarding our accounting for acquisitions, see “Critical Accounting Policies and Estimates—Acquisitions” under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” and Note 2, Acquisitions, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
Our operating income could fluctuate and may continue to decline as a percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business.
As a percentage of revenue, our operating income was 23.9%, 36.3% and 42.3% for the years ended December 31, 2014, 2013 and 2012, respectively. We have made significant investments in our operations to support additional growth, such as hiring substantial numbers of new personnel, investing in new facilities, acquiring other companies or their assets and establishing and broadening our international operations in order to expand our business. In 2013, we acquired new operations in Ottawa, Canada and Boulder, Colorado through our acquisitions of N-able Technologies, Inc., or N-able, and Confio Corporation, or Confio, respectively, which increased our operating expenses in 2014. In the second quarter of 2014, we acquired Pingdom, which increased our operating expenses in the second half of 2014. We expect these acquisitions will continue to increase our operating expenses in future periods. Beginning in the fourth quarter of 2013 and continuing through 2014, we also increased our investments in our business primarily to expand our research and development efforts, increase our sales and marketing activities and broaden our international operations. These investments may not yield increased revenue, and even if they do, the increased revenue may not offset the amount of the investments. We also expect to continue to pursue acquisitions in order to expand our presence in current markets or new markets, many or all of which may increase our operating costs more than our revenue. As a result of all of these factors, our operating income could fluctuate and may continue to decline as a percentage of revenue relative to our prior annual periods.
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

We depend significantly on our core products, which represent a majority of our revenue in 2014, 2013 and 2012. If we are unable to add products and develop enhancements to our core products that are satisfactory to our customers, or if our customers purchase or develop their own competing products and technologies causing a reduction in demand for our core products, our operating results will be harmed.
We depend on the U.S. federal government in certain fiscal quarters for a meaningful portion of our sales, including maintenance renewals, and orders from the U.S. federal government are unpredictable. The delay or loss of these sales may harm our operating results.
A portion of our sales, including maintenance renewals, are to a number of different departments of the U.S. federal government. In certain fiscal quarters, particularly the third quarter, this portion may be meaningful. Any factors that cause a decline in government expenditures generally or government IT expenditures in particular could cause our revenue to grow less rapidly or even to decline. These factors include, but are not limited to, constraints on the budgetary process, including changes in the policies and priorities of the U.S. federal government, deficit-reduction legislation, and any shutdown of the U.S. federal government. Furthermore, sales orders from the U.S. federal government tend to be dependent on many factors and therefore unpredictable in timing. Any sales we expect to make in a fiscal quarter may not be made in that quarter or at all, and our operating results for that quarter may therefore be adversely affected.
Because our long-term success depends on our ability to operate our business internationally and increase sales of our products to customers located outside of the United States, our business will be susceptible to risks associated with international operations.
We have international operations in the Republic of Ireland, the Czech Republic, Canada, Australia, India, Singapore, the Philippines, the Netherlands, Sweden and Poland, all of which were established or acquired since 2007. We also expect to continue to expand our international operations for the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the United States increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include, but are not limited to:

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
In addition, our continued growth depends in part on the ability of our existing and potential customers to access our website and download our software or encrypted access keys for our software within an acceptable amount of time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our user traffic increases. If our websites are unavailable or if our customers are unable to download our software or encrypted access keys within a reasonable amount of time or at all, our business would be negatively affected.
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
From time-to-time, we have been and may be involved in various legal proceedings and claims arising in our ordinary course of business. At this time, neither we nor any of our subsidiaries is a party to, and none of our respective property is the subject of, any material legal proceeding. However, the outcome of legal proceedings and claims brought against us are subject to significant uncertainty. Pending or future lawsuits may result in a diversion of management’s attention and resources, significant costs, including monetary damages and legal fees, injunctive relief, and may contribute to current and future stock price volatility. No assurance can be made that pending or future litigation will not result in material financial exposure or reputational harm, which could have a material adverse effect upon our results of operations, profitability or cash flows.
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
We rely primarily on a combination of patent, copyright, trademark, trade dress, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have eighteen patents and have also filed patent applications, but patents may not be issued with respect to these applications. Our patents and any future patents issued to us may be challenged, invalidated or circumvented, and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
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
Our debt obligations contain restrictions that may impact our business and expose us to risks that could adversely affect our liquidity and financial condition.
In October 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association and certain other lenders, which provides for a $125 million revolving credit facility with a $30 million letter of credit sublimit and a $15 million swingline loan sublimit. We have in the past, and may in the future, borrow under the Credit Agreement in order to fund working capital requirements, including, without limitation, to finance acquisitions. We currently do not have any outstanding borrowings under the Credit Agreement.
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
In addition, the existence of indebtedness incurred under the Credit Agreement could adversely affect our liquidity and financial condition by:

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
Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business. See Note 8, Credit Agreement, in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for additional information regarding our Credit Agreement.
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
We have documented and tested our internal controls over financial reporting for the year ended December 31, 2014. If in the future we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if as part of our process of documenting and testing our internal controls over financial reporting, we or our independent registered public accounting firm identify deficiencies or areas for further attention and improvement, implementing appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our services to new and existing customers.
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

As part of our product download process and during our sales process, most of our customers agree to receive emails and other communications from us. We also use tracking technologies, including cookies and related technologies, to help us track the activities of the visitors to our websites and to communicate with existing and potential customers. However, we may be subject to restrictions on our ability to collect and use customer data and on how to communicate with customers through email and phone calls. Several jurisdictions have proposed or adopted privacy-related laws that restrict or prohibit unsolicited email or “spam” or regulate the use of cookies. We expect increased regulation related to data privacy to continue. New laws and regulations may impose significant monetary penalties for violations and complex and often burdensome requirements in connection with sending commercial email or other data-driven marketing practices. As a result of such regulation, we may be required to modify or discontinue our existing marketing practices, which could increase our marketing costs.
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
During the purchasing process and in connection with evaluations of our software, either we or third party providers collect and use customer information, including personally identifiable information, such as credit card numbers, email addresses, phone numbers and IP addresses. This information could be compromised or accessed as a result of misappropriation or security breaches, and we could be subject to liability as a result. Our policies concerning the collection, use and disclosure of such information are described on our websites. We could be subject to legal claims, government action or harm to our reputation if we or our third party service providers fail to comply or are seen as failing to comply with our policies concerning customer information or if our policies are inadequate. Concern among prospective customers regarding our use of information collected on our websites could keep prospective customers from purchasing our products.
Our servers and those of our third party service providers are vulnerable to various security incidents, including computer viruses or physical or electronic break-ins. Industry-wide incidents or incidents with respect to our specific websites, including misappropriation of third party information, security breaches, or changes in industry standards, regulations or laws, could deter people from using the Internet or our websites to conduct transactions that involve the transmission of confidential information, which could harm our business.
The laws of some states and countries require businesses that maintain personal information about their residents in electronic databases to implement reasonable measures to keep that information secure. In addition, under the laws of some states and countries, if there is a breach of our computer systems and we know or suspect that unencrypted personal customer information has been stolen, we may be required to inform the representative state attorney general or federal or country regulator, media and credit reporting agencies, and any customers whose information was stolen, which could harm our reputation and business. Other states and countries have enacted different and often contradictory requirements for protecting personal information collected and maintained electronically. Compliance with numerous and contradictory requirements of the different states and countries is particularly difficult for an online business such as ours that collects personal information from customers in multiple jurisdictions. Failure to comply with these laws could result in legal liability. In addition, we could suffer adverse publicity and loss of customer confidence were it known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our customers had given to us. This could result in a loss of customers and revenue that could jeopardize our success. We may not be successful in avoiding potential liability or disruption of business resulting from the failure to comply with these laws and, even if we comply with laws, may be subject to liability due to a security incident. If we were required to pay any significant amount of money in satisfaction of claims under these laws, or any similar laws enacted by other jurisdictions, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any of these laws, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.
If we sustain system failures, cyber attacks to our systems or to our products or other data security incidents or breaches, we could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm and other serious negative consequences.
We are heavily dependent on our technology infrastructure to sell our products and operate our business. Our infrastructure and that of our third party service providers are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, cyber attacks such as computer viruses, computer denial-of-service attacks, physical or electronic break-ins and other events. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our websites or our products or otherwise exploit any security vulnerabilities of our websites or our products, including those we distribute of third parties. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems.
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
In the U.S., there are several proposals under consideration to reform tax law, including proposals that may reduce or eliminate the deferral of U.S. income tax on unrepatriated foreign earnings and penalize certain transfer pricing structures. In addition, foreign governments are considering, and may adopt, tax reform measures such as those recommendations set forth in the Organization for Economic Co-operation and Development’s project on “Base Erosion and Profit Shifting” (BEPS). In Ireland recently, the Ireland Finance Act of 2014 announced certain tax law changes to take effect after December 31, 2020 that, along with any other prospective changes to tax laws and regulations or enactment of new unfavorable tax laws and regulations, in the United States and/or other foreign countries in which we and our affiliates operate, could increase our worldwide effective tax rate, and harm our business and financial performance.
Our results of operations for the years ended December 31, 2014 and 2013 benefit from the tax credit incentives under the U.S. research and experimentation tax credit, or R&E tax credit. The R&E tax credit expired on December 31, 2014, and may not be renewed, or if renewed, it may be renewed on terms significantly less favorable than current tax incentives or on terms resulting in our disqualification from the benefits of the R&E tax credit. The elimination or significant reduction in the tax credit would increase our effective tax rate and would adversely affect our results of operations.
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
As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy. Laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our ability to use and share data, potentially increasing administration costs to obtain, collect, process or use such data or reducing the reach and demand for our products. In addition, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services and product offerings, which could harm our business and operating results.
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
We have a number of shares of common stock authorized but unissued that could be issued under our equity incentive plans or otherwise. As of December 31, 2014, we had 75.9 million shares outstanding, 5.0 million shares subject to issuance upon the exercise of stock options and settlement of restricted stock units, and 12.2 million shares available for issuance under our 2008 equity incentive plan, or 2008 Plan. In addition, our 2008 Plan contains an evergreen provision, which provides for an automatic annual increase in the number of shares available for issuance under the 2008 Plan on the first day of each fiscal year in an amount equal to the lesser of 6.0 million shares, 4.75% of the number of shares outstanding on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by our board of directors. For 2015, the annual increase pursuant to the evergreen provision was not approved by the board of directors. We intend to continue to pursue strategic acquisitions and may pay for such acquisitions, in part or in full, through the issuance of additional equity. Any issuance of shares in connection with our acquisitions, the exercise of stock options, the settlement of restricted stock units or otherwise would dilute the percentage ownership held by our then existing stockholders and could cause our stock price to decline.
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
We lease our offices and do not own any real estate. Our corporate headquarters is located in Austin, Texas and currently consists of approximately 172,000 square feet and will increase to approximately 230,000 square feet in the second quarter of 2015. We also lease office space domestically and internationally in various locations for our operations, including facilities located in Utah, Colorado, Canada, the Czech Republic, Ireland and India. See Note 14, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements for more information about our lease commitments.
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
Market Information
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SWI.” The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NYSE:

	Sales Price Per Share in 2014
Quarter	Low	High
Fourth Quarter	$39.20	$53.44
Third Quarter	$37.41	$44.57
Second Quarter	$36.54	$44.44
First Quarter	$37.37	$46.95

	Sales Price Per Share in 2013
Quarter	Low	High
Fourth Quarter	$31.94	$39.15
Third Quarter	$34.54	$46.25
Second Quarter	$37.96	$59.57
First Quarter	$52.06	$61.52
On February 18, 2015, the last reported sales price of our common stock on the NYSE was $50.43 per share and, as of December 31, 2014, there were 22 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.
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
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock for the five year period between December 31, 2009 and December 31, 2014, with the cumulative total return of (i) the Russell Midcap Index and (ii) the Nasdaq Computer Index, or the Industry Index. This graph assumes the investment of $100 at market close on December 31, 2009 in our common stock, the Russell Midcap Index and the Industry Index, and assumes the reinvestment of dividends, if any. The Industry Index consists of NASDAQ-listed computer hardware and software companies that provide products or services. Note that historic stock price performance is not necessarily indicative of future stock price performance.
The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
We have derived the following consolidated statement of income data for 2014, 2013 and 2012 and consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements contained in this Annual Report on Form 10-K. We have derived the following consolidated statement of income data for 2011 and 2010 and consolidated balance sheet data as of December 31, 2012, 2011 and 2010 from our audited consolidated financial statements included in our other SEC filings and not included in this Annual Report. You should read the consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of our results to be expected in any future period.

Consolidated Statements of Income Data: (in thousands, except per share data)	Year Ended December 31,
	2014	2013	2012	2011	2010
Revenue:
License	$161,795	$135,839	$123,984	$92,254	$75,603
Maintenance and other	238,892	191,491	144,980	106,104	76,790
Subscription (1)	28,027	8,055	—	—	—
Total revenue	428,714	335,385	268,964	198,358	152,393
Cost of revenue	44,366	27,916	18,400	11,989	7,930
Gross profit	384,348	307,469	250,564	186,369	144,463
Operating expenses:
Sales and marketing	148,420	99,289	73,046	53,850	43,252
Research and development	56,479	37,514	28,769	21,332	15,731
General and administrative	77,172	49,044	35,649	28,076	23,476
Accrued earnout gain	—	(125)	(570)	(664)	—
Total operating expenses	282,071	185,722	136,894	102,594	82,459
Operating income	102,277	121,747	113,670	83,775	62,004
Other income (expense):
Interest income	363	396	430	308	177
Interest expense	(684)	(215)	—	—	(1,146)
Other income (expense), net	640	(425)	419	720	115
Total other income (expense)	319	(244)	849	1,028	(854)
Income before income taxes	102,596	121,503	114,519	84,803	61,150
Income tax expense	24,483	31,725	33,176	22,360	16,404
Net income	$78,113	$89,778	$81,343	$62,443	$44,746
Basic earnings per share available to common stockholders	$1.03	$1.19	$1.10	$0.86	$0.65
Diluted earnings per share available to common stockholders	$1.02	$1.17	$1.07	$0.84	$0.61
Shares used in computation of basic earnings per share	75,476	75,182	74,166	72,812	68,664
Shares used in computation of diluted earnings per share	76,462	76,475	76,035	74,413	72,862

Consolidated Balance Sheet Data: (in thousands)	December 31,
	2014	2013	2012	2011	2010
Cash and cash equivalents	$237,942	$165,973	$179,702	$122,707	$142,003
Short-term and long-term investments	29,807	30,339	62,099	29,688	—
Working capital	116,832	48,991	146,554	93,187	108,203
Deferred revenue	163,408	135,191	102,756	77,147	55,758
Total assets	825,032	706,342	517,395	362,408	247,477
Current debt obligations (2)	—	40,000	—	—	—
Long-term obligations	28,309	21,791	9,391	4,367	3,992
Total stockholders’ equity	588,859	483,894	382,814	264,947	175,609

(1)
Subscription revenue is from the sale of products introduced as a result of our acquisition of N-able in the second quarter of 2013 and our acquisition of Pingdom in the second quarter of 2014. See Note 2, Acquisitions, in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for additional information regarding our acquisitions of N-able and Pingdom.

(2)
Current debt obligations as of December 31, 2013 consist of outstanding principal amounts under a revolving loan that was used to finance a portion of the consideration paid upon the acquisition of Confio. See Note 8, Credit Agreement, in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for additional information regarding our Credit Agreement and Note 2, Acquisitions, in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for additional information regarding our acquisition of Confio.

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
Overview
We design, develop, market, sell and support enterprise-class information technology, or IT, infrastructure management software to IT and DevOps professionals in organizations of all sizes to manage on-premise, hybrid cloud and public cloud environments. Our product offerings range from individual software tools to more comprehensive software products that solve problems encountered every day by IT and DevOps professionals and help them to efficiently and effectively manage their network, systems, application and website infrastructures. We are committed to offering products that are easy to find, easy to buy, easy to use and easy to maintain, while providing the power to address any IT management problem at any scale. Our customers include small- and mid-size businesses, large enterprises, MSPs, and local, state and federal government entities.
Key Financial Highlights
Key financial highlights for 2014 include the following:

•	Total revenue was $428.7 million for 2014 compared to $335.4 million for 2013, representing an increase of 27.8%;

•	Combined maintenance and subscription revenue for 2014 was $266.9 million compared to $199.5 million for 2013, representing 33.8% year-over-year growth in recurring revenue;

•	Operating income was $102.3 million, or an operating margin of 23.9% for 2014 compared to $121.7 million, or 36.3% for 2013;

•	Non-GAAP operating income was $187.0 million, or a non-GAAP operating margin of 43.6% for 2014 compared to $170.4 million, or 50.8% for 2013;

•	Net income was $78.1 million for 2014 compared to $89.8 million for 2013, representing a decrease of 13.0%;

•	Net income was $1.02 per share on a fully diluted basis for 2014 compared to $1.17 per share on a fully diluted basis for 2013, resulting in a decrease of 12.8%; and

•	Cash flow from operating activities was $199.8 million for 2014 compared to $163.3 million for 2013, representing an increase of 22.3%.
In 2014, we invested across our business and, in particular, invested in areas that we believe are an important foundation for our long term growth. For example:

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
We are committed to our business model and have continued to focus on ways to leverage and refine our model. We believe our business model can be leveraged in the on-premise, hybrid cloud and public cloud environments. We believe we can expand our market opportunity in the hybrid IT environment by applying the key differentiating elements of our business model and continuing to create powerful and scalable, easy-to-use and affordable software. Our strategic focus in 2015 is centered around the following initiatives:

•	Creating the ability to "manage all things IT;"

•	Improving the competitive positioning of our products by investing in new product features and infrastructure in on-premise, hybrid cloud and public cloud environments;

•	Acquiring and internally developing products that will expand our presence in our current markets or new markets;

•	Expanding our web presence, brand awareness and improving our communication with prospects and our current customer base both domestically and internationally;

•
Increasing our presence in several key geographic markets including Asia-Pacific, Latin America, Europe, Middle East and Africa through demand generation activity, marketing awareness, localized marketing material and new relationships with distributors and resellers;

•	Accelerating the rate at which we sell additional products into our install base;

•	Expanding our international operations company-wide at lower cost locations to drive our competitive advantage; and

•	Maintaining high renewal rates of our maintenance and subscription customers by continuing to deliver ongoing value to our customer base.
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
In June 2014, we acquired Pingdom, a provider of website monitoring and performance management solutions. The acquisition increased our product offerings and we believe will allow us to leverage the opportunity associated with performance management for critical websites and web applications. Pingdom is based in Vasteras, Sweden.
In late January 2015, we acquired Librato, a cloud-based infrastructure monitoring company. Librato enables full-stack performance monitoring of infrastructure and applications on public clouds, such as AWS and Heroku, or in a company's own data centers. The acquisition of Librato represents another step in our efforts to extend and connect performance management capabilities from on-premise IT infrastructure to cloud-based application environments. Librato is based in San Francisco, California.
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
Revenue Growth
Revenue growth includes the growth in our license, maintenance and subscription revenue, which are critical to our long-term success. We have employed a differentiated business model for marketing and selling high volumes of enterprise-class software, which is focused on revenue growth at high operating margins. We have built a financial and operational model that focuses on the long-term value of our customer relationships. After the initial new license or subscription purchase, our goal is to create opportunities for sales of additional products, license or subscription upgrades and renewal purchases from the customer. This is an important component of our financial model and future revenue growth. This model is based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our IT management products. Our recurring revenue, which consists of maintenance and subscription revenue, is reflective of the relationship we have built with our customers. We regularly review our total revenue growth to measure the success of our investments and strategic business decisions. Our annual revenue growth percentages were 27.8%, 24.7% and 35.6% for the years ended December 31, 2014, 2013 and 2012, respectively. We currently expect our total revenue growth to be approximately 20% to 24% for fiscal year 2015.

Non-GAAP Operating Income and Non-GAAP Operating Margin
Our management uses non-GAAP operating income and non-GAAP operating margin as key measures of our performance. Because our non-GAAP operating income excludes certain items such as amortization of intangible assets, stock-based compensation and related employer-paid payroll taxes, certain acquisition related adjustments and restructuring charges that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance, particularly with respect to changes in performance from period to period. We use non-GAAP operating income and non-GAAP operating margin in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income and non-GAAP operating margin is not determined in accordance with GAAP and is not a substitute for, or superior to, financial measures determined in accordance with GAAP. Our annual GAAP operating margins were 23.9%, 36.3% and 42.3% for the years ended December 31, 2014, 2013 and 2012, respectively. Our annual non-GAAP operating margins were 43.6%, 50.8% and 53.8% for the years ended December 31, 2014, 2013 and 2012, respectively. Our non-GAAP margins declined in each of 2013 and 2014 as a result of our increased investments in the business in late 2013 and 2014 to support our growth. We currently expect our non-GAAP operating margin to be approximately 40% to 41% for fiscal year 2015.
For further discussion regarding non-GAAP financial measures, including non-GAAP operating income and non-GAAP operating margin, see “Non-GAAP Financial Measures” below.
Opportunities, Trends and Uncertainties
Businesses, governments and other organizations are increasingly relying on networks, systems, and applications to execute their operations, facilitate their internal and external communications and transact business with their customers and partners. The size of these networks, the number of applications and servers, and the complexity of physical and virtual server environments are increasing as organizations place more reliance on them. In addition, business initiatives to capture, store and analyze an increasing amount of organizational data are creating new IT management challenges. Furthermore, the adoption of cloud computing technologies, which is shifting a growing number of critical workloads off premises, is also creating new IT management complexities and placing increasing importance on the performance of IT assets as compute resources become more distributed. The development and evolution of cloud computing technologies is also allowing a growing number of small and mid-size organizations to rely upon third parties, known as MSPs, for their IT management needs. These MSPs need powerful, yet easy-to-use and affordable solutions in order to address a wide range of IT management issues for the thousands of small and mid-size organizations they serve.
In order to address these challenges, we offer a cohesive portfolio of powerful, yet easy-to-use and affordably priced IT management products spanning networks, systems, application and web performance management across on-premise, hybrid cloud and public cloud environments. We believe that IT-related trends and the limitations of existing offerings present a significant market opportunity for our products and starting in 2013, we began to increase our investment as a percentage of revenue to take advantage of this market opportunity. We expect our revenue to continue to grow as we capitalize on these and other market opportunities through acquisitions and development. Our ability to grow revenue will depend on a number of factors and assumptions, many of which are outside of our control. Further, any revenue growth and operating synergies of our acquired products and businesses depends on our ability to successfully integrate those products and businesses and may be lower than expected if we are unable to do so in the future.
In 2014, we recognized 27.3% of our revenue from sales by our international subsidiaries, which includes all subsidiaries outside of North America. We believe there is a substantial opportunity for additional sales of our software in the Europe, Middle East and Africa, or EMEA, region, the Asia-Pacific region, and the Latin American region. We intend to increase our sales, marketing and support operations in these regions. However, we believe there is significant uncertainty regarding the economic conditions in certain of these geographic regions. While we believe that any difficult economic conditions may adversely affect the sales of our products, this could also offer us an opportunity to market and sell our products to mid-size businesses and enterprise customers at compelling prices compared to the prices of some competing products.
We expect the U.S. federal government to continue to be a significant market opportunity, as we believe the ease of deployment, power and scalability of our products gives us a competitive advantage to sell to various agencies and departments of the U.S. federal government. We have experienced and continue to expect inconsistency in the buying pattern of the U.S. federal government for larger transactions with our products. We believe that many of our larger transactions, both new licenses and maintenance renewals, with the U.S. federal government are dependent on specific projects that are largely dependent on systems integrators, distributors and resellers whose purchases from us have been difficult to predict.

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
Subscription Revenue. We primarily derive subscription revenue from fees received from our MSP customers for time-based license arrangements and software-as-a-service, or SaaS, offerings. We also include the fees from sales of the Pingdom cloud products, acquired in late June 2014, in our subscription revenue. We currently sell our subscription products separately from our perpetual license offerings. In late January 2015, we acquired Librato, a cloud-based infrastructure monitoring company, which will also be included in our subscription revenue in 2015.
Cost of Revenue
Cost of revenue primarily consists of amortization of acquired developed product technologies, personnel costs related to providing technical support services and royalty fees and server and hosting fees. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for technical support personnel, as well as an allocation of our facilities, information technology, employee benefit and other overhead costs. Royalty fees are primarily related to original equipment manufacturer, or OEM, arrangements in our MSP business. We allocate stock-based compensation expense and related employer-paid payroll taxes to personnel costs based on the expense category in which the option or restricted stock unit holder works. We allocate overhead, such as rent, computer and other technology costs, and employee benefit costs to personnel costs in each expense category based on worldwide headcount in that category.
The amortization of developed product technologies can vary significantly each period based on the size and timing of our acquisitions. We expect our cost of revenue to increase in absolute dollars and to fluctuate as a percentage of revenue as we acquire additional companies or cloud technologies that require additional hosting and server fees and as we increase our headcount to support new customers and product offerings.
Operating Expenses
We classify our operating expenses into three categories: sales and marketing, research and development, and general and administrative.
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
Our operating expenses increased in absolute dollars and as a percentage of revenue in 2014 compared to 2013 and 2012, as we have continued to build infrastructure and add employees through acquisitions and organic growth across all departments in order to accelerate and support our growth. We increased our investment in product development, marketing and sales in late 2013 and 2014 for initiatives we believe are important to our long-term goals. These investments focused on the development of new products and strategic releases to our current products and streamlining our demand generation process in our marketing and sales organizations. The number of full-time employees as of December 31, 2014 was 1,646, as compared to 1,312 as of December 31, 2013 and 865 as of December 31, 2012.
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
General and Administrative. General and administrative expenses primarily consist of personnel costs for our executive, finance, legal, human resources and other administrative personnel, the amortization of acquired intangible assets, general restructuring charges and acquisition related costs. Legal, accounting and other professional service fees, along with general corporate expenses are also recorded in general and administrative expenses. Restructuring charges include the expenses related to the closing of certain offices such as severance, relocation and the estimated costs of exiting and terminating facility lease commitments. Acquisition related costs include due diligence and deferred compensation expenses related to our acquisitions. We expect to incur higher administrative costs in future periods as our business continues to grow both organically and through acquisitions.
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
We benefited from the tax credit incentives under the U.S. research and experimentation credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit expired on December 31, 2014, and if not renewed under similar terms as in prior years, the result could have a material impact on our financial results.
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
Acquisitions, Goodwill and Identifiable Intangible Assets
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
An impairment of goodwill is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the quantitative impairment test which considers our market capitalization compared with the carrying amount of our net assets on the date of the test, since we have only one reporting unit. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill, the revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2014 and 2013, we performed our annual review of goodwill and concluded that no impairment existed for our reporting unit during any of the periods presented. No impairment charges have been required to date.
We evaluate long-lived assets, including finite-lived intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment or our finite-lived intangibles and other assets, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2014 and 2013, there were no indicators that our long-lived assets were impaired.
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

Revenue Recognition
We derive substantially all of our revenue from the licensing of our software products, the sale of annual maintenance agreements for these products and, to a lesser extent, our MSP and cloud subscription products. In accordance with current guidance, we recognize revenue for software, maintenance and subscriptions when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Our return policy generally does not allow our customers to return software products.
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
Stock-Based Compensation
We have granted and expect to continue to grant our employees and directors stock-based incentive awards. These awards are in the form of stock options and restricted stock units. We measure stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards on the date of grant. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The fair value of restricted stock unit awards is determined using the fair market value of our common stock based on the quoted market price on the date of grant, or intrinsic value.
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
We plan to grant restricted stock units as the primary form of equity awards to our employees in 2015. We will continue to grant restricted stock units and stock options to our executives and board of directors in 2015.
Income Taxes
We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of our assets and liabilities.
The guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. At December 31, 2014 and 2013, we had $15.3 million and $15.1 million of gross unrecognized tax benefits, respectively, all of which, if recognized, would affect our effective tax rate.
We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2014 and 2013, we had accrued interest and penalties related to unrecognized tax benefits of approximately $1.2 million and $0.6 million, respectively.
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

Comparison of the Years Ended December 31, 2014 and 2013

	Year Ended December 31,
	2014	% of Revenue	2013	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$161,795	37.7%	$135,839	40.5%	$25,956
Maintenance and other	238,892	55.7	191,491	57.1	47,401
Subscription	28,027	6.5	8,055	2.4	19,972
Total revenue	428,714	100.0	335,385	100.0	93,329
Cost of revenue	44,366	10.3	27,916	8.3	16,450
Gross profit	384,348	89.7	307,469	91.7	76,879
Operating expenses:
Sales and marketing	148,420	34.6	99,289	29.6	49,131
Research and development	56,479	13.2	37,514	11.2	18,965
General and administrative	77,172	18.0	48,919	14.6	28,253
Total operating expenses	282,071	65.8	185,722	55.4	96,349
Operating income	102,277	23.9	121,747	36.3	(19,470)
Other income (expense):
Interest income	363	0.1	396	0.1	(33)
Interest expense	(684)	(0.2)	(215)	(0.1)	(469)
Other income (expense), net	640	0.1	(425)	(0.1)	1,065
Total other income	319	0.1	(244)	(0.1)	563
Income before income taxes	102,596	23.9	121,503	36.2	(18,907)
Income tax expense	24,483	5.7	31,725	9.5	(7,242)
Net income	$78,113	18.2%	$89,778	26.8%	$(11,665)
Revenue
Revenue increased $93.3 million, or 27.8%, in the year ended December 31, 2014 compared to the year ended December 31, 2013. Total revenue by product group was $252.2 million and $222.5 million for network management, $134.8 million and $97.1 million for systems and application management and $41.8 million and $15.8 million for our MSP and cloud products for the years ended December 31, 2014 and 2013, respectively.
Our revenue from our international subsidiaries was 27.3% and 26.5% of total revenue in 2014 and 2013, respectively. Revenue from our international subsidiaries increased as a percentage of revenue despite a negative impact to our international revenue due to the strengthening of the U.S. dollar in the fourth quarter of 2014 against most of the international currencies, and particularly the Euro, in which we offer our products. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. We expect international sales as a percentage of our total sales in 2015 to increase slightly as compared to 2014.
License, Maintenance and Other Revenue
License revenue increased $26.0 million, or 19.1%, primarily due to increased sales of our systems and application management and network management products.
Our commercial core product transaction volume growth was 14.1% in 2014 as compared to 2013. The overall growth in commercial core product transaction volume is attributed to increased sales of our systems and application management and network management products in the year ended December 31, 2014.
As of December 31, 2014, the commercial core average transaction size for new license sales was approximately $8,200 as compared to approximately $7,900 as of December 31, 2013. The increase in our commercial core average transaction size was primarily due to a greater number of transactions over $20,000, across our network management and systems and application management product portfolios during the year ended December 31, 2014 as compared to the year ended

December 31, 2013. We calculate our average transaction size and product transaction volume growth using commercial core transactions only, which exclude any transactions that consist solely of our transactional products sold on a stand-alone basis, our MSP products, and our cloud products.
Maintenance and other revenue increased $47.4 million, or 24.8%, due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue. We have maintained high customer retention and have continued to increase our renewal base each quarter as we have begun to renew and recognize the maintenance revenue associated with our acquired products.
Subscription Revenue
Subscription revenue increased $20.0 million primarily due to the growth of sales of subscriptions to our MSP products.
Cost of Revenue
Cost of revenue increased $16.5 million, or 58.9%, in 2014 compared to 2013. Cost of license revenue increased by $4.8 million in 2014 compared to 2013, primarily due to the amortization of acquired product technologies associated with our acquisitions. Cost of maintenance revenue also increased $3.7 million, primarily due to increased personnel costs, which includes an increase in stock-based compensation expense of $0.7 million, to support new customers and additional product offerings from acquisitions.
Cost of subscription revenue increased $8.0 million, or 171.0% in 2014 compared to 2013. The increase was primarily due to a $2.9 million increase in amortization of acquired developed product technologies associated with our acquisitions, a $2.7 million increase in personnel costs, which includes a $0.2 million increase in stock-based compensation expense, and a $2.3 million increase in royalty, hosting and server fees related to our subscription products.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $49.1 million, or 49.5%, in 2014 compared to 2013. Our sales and marketing personnel costs increased $33.6 million, which includes an increase of $6.0 million in stock-based compensation expense. We have increased employee headcount in our sales, marketing and maintenance renewal teams primarily as a result of organic growth and, to a lesser extent, through acquisitions. Marketing program costs increased $14.1 million due to the increased investment around demand generation and brand awareness to create and better capture the demand for our products. Our sales expense as a percentage of revenue increased slightly in 2014 as compared to 2013 primarily due to our 2013 acquisitions.
Research and Development. Research and development expenses increased $19.0 million, or 50.6%, in 2014 compared to 2013 due to our increased investment in product development to accelerate new product releases and to improve the infrastructure of our products. In order to support the ongoing development of new products and our current products, we continued to increase the size of our Czech Republic and India research and development centers during 2013 and 2014 and supplemented our internal product development activities with additional contract services. We also increased our research and development headcount through our acquisitions. Due to this growth, our personnel costs increased $13.8 million, including a $3.3 million increase in stock-based compensation expense, and contract services increased $4.5 million in 2014 as compared to 2013. Contract services increased due to additional product development work that was completed by our offshore development vendors.
General and Administrative. General and administrative expenses increased $28.3 million, or 57.8%, in 2014 compared to 2013. This increase was primarily due to a $13.8 million increase in personnel costs, which includes an increase in stock-based compensation expense of $6.2 million, a $5.0 million increase in acquisition related costs primarily related to deferred compensation expense and a $1.4 million increase in amortization of acquired intangible assets. In addition, we recorded a $6.8 million lease abandonment charge in 2014 for the estimated fair value of our remaining obligation under the operating lease of our former corporate headquarters. See Note 14, Commitments and Contingencies, of our Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the lease abandonment charge.
Income Tax Expense
Our income tax expense decreased by $7.2 million in 2014 as compared to 2013. This decrease resulted primarily from the decrease in our income before income taxes of $18.9 million when comparing the same periods. Our effective tax rate decreased from 26.1% in 2013 to 23.9% in 2014, which was primarily attributable to an increase in international earnings as a percentage of total earnings, which are generally taxed at lower tax rates.

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
License, Maintenance and Other Revenue
License revenue increased $11.9 million, or 9.6%, due to continued growth in new license sales of our systems and application management products such as SolarWinds Server & Application Monitor, Web Help Desk and SolarWinds Database Performance Analyzer, which was added through the acquisition of Confio. These increases were offset by decreases in other system management products, such as DameWare and Storage Manager, and other decreases in network management products.
Our commercial core product transaction growth was 30.4% in 2013 as compared to 2012 as a result of our growth in new license sales of our systems management products, particularly Web Help Desk and Serv-U. As the number of product transactions fluctuates with changes in the business or product mixes, this also affects our average transaction size for new license sales. As of December 31, 2013, the commercial core average transaction size for new license sales, was approximately $7,900 as compared to approximately $8,900 as of December 31, 2012, a decrease of 11.6%. The decrease in our average transaction size was primarily due to the high volume of transactions of our Web Help Desk and Serv-U products in the last year combined with their lower average transaction size than our other products.

Maintenance and other revenue increased $46.5 million, or 32.1%, due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue.
Subscription Revenue
Subscription revenue of $8.1 million in 2013 was from the sale of products introduced as a result of our acquisition of N-able in the second quarter of 2013, and in particular, N-Central, N-able's flagship product for MSPs.
Cost of Revenue
Cost of revenue increased $9.5 million, or 51.7%, in 2013 compared to 2012. Cost of license revenue increased by $3.4 million in 2013 compared to 2012, primarily due to the amortization of acquired product technologies associated with our acquisitions that were completed in 2012 and 2013. Cost of maintenance revenue also increased $1.4 million, primarily due to increased headcount to support new customers, additional product offerings from acquisitions and internal product development. Cost of subscription revenue consisted of personnel costs, amortization of acquired developed product technologies and other direct costs, including royalty fees and hosting fees, related to our subscription products which were introduced during the second quarter of 2013.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $26.2 million, or 35.9%, in 2013 compared to 2012. We continue to invest in the sales and marketing efforts that drive our revenue growth. In addition, we have increased employee headcount in our sales, marketing and maintenance renewal teams as a result of organic growth and through acquisitions. As a result of these expansion efforts, our sales and marketing personnel costs increased by $18.0 million, which includes an increase of $3.4 million in stock-based compensation expense, and marketing program costs increased $6.3 million. Our sales expense as a percentage of revenue remained consistent in 2013 as compared to 2012.
Research and Development. Research and development expenses increased $8.7 million, or 30.4%, in 2013 compared to 2012. This increase was primarily related to the increase in research and development headcount related to the acquisition of N-able in the second quarter of 2013. In addition, in order to support the ongoing development of acquired and new products, we continued to increase the size of our Czech Republic and India research and development centers during 2012 and 2013. Due to this growth, our personnel costs increased by $6.1 million, including a $1.3 million increase in stock-based compensation expense, and contract services increased $2.6 million in 2013 as compared to 2012.
General and Administrative. General and administrative expenses increased $13.4 million, or 37.6%, in 2013 compared to 2012. This increase was primarily due to a $6.3 million increase in personnel costs, which includes an increase in stock-based compensation expense of $2.4 million, an increase of $1.9 million in amortization expense related to certain acquired intangible assets and a $1.7 million increase in professional fees. In addition, restructuring charges, which primarily consist of accelerated depreciation on leasehold improvements and lease abandonment charges related to the closing of certain offices, increased $1.8 million.
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

Non-GAAP Financial Measures
In addition to disclosing financial measures prepared in accordance with GAAP, this Form 10-K includes the following financial measures which are non-GAAP financial measures under SEC rules: (i) non-GAAP operating income and non-GAAP operating margin; (ii) non-GAAP net income; and (iii) non-GAAP diluted earnings per share. Each of these financial measures excludes the impact of certain items and therefore has not been calculated in accordance with GAAP. In this report, these non-GAAP financial measures typically exclude stock-based compensation expense and related employer-paid payroll taxes; amortization of intangible assets; acquisition related adjustments, including contingent consideration fair value adjustments; and restructuring charges. Each of these non-GAAP adjustments is described in more detail below. In addition to these adjustments, management may include or exclude additional items from these or similar non-GAAP financial measures in future periods to the extent that management believes such items may not be indicative of our core business. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is also included below.
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
Non-GAAP Operating Income and Non-GAAP Operating Margin

	Year Ended December 31,
(in thousands, except percentages)	2014	2013	2012
GAAP operating income	$102,277	$121,747	$113,670
Amortization of intangible assets (1)	31,200	21,812	14,894
Stock-based compensation expense and related employer-paid payroll taxes (2)	39,836	23,450	15,819
Acquisition related adjustments (3)	6,234	1,108	445
Restructuring charges (4)	7,413	2,236	—
Non-GAAP operating income	$186,960	$170,353	$144,828
GAAP operating margin	23.9%	36.3%	42.3%
Non-GAAP operating margin	43.6%	50.8%	53.8%
Non-GAAP operating income increased for the year ended December 31, 2014 as compared to the same periods in 2013 and 2012 primarily due to year-over-year increases in the sales of our products offset by the increased investment in our product development and sales and marketing teams in late 2013 and 2014. The decrease in our non-GAAP operating margins in 2013 and 2014 is also due to the increased investments in our business.

Stock-based compensation expense and related employer-paid payroll taxes increased in 2014 as compared to 2013 and 2012 primarily due to increased share-based incentive awards issued to employees and, to a lesser extent, the awards to employees added through organic growth and acquisitions. Our acquisition related adjustments increased in 2014 primarily due to increases in deferred compensation expense related to acquisitions. In addition, our restructuring charges increased in 2014 primarily due to a lease abandonment charge related to our former corporate headquarters of $6.8 million. See Note 14, Commitments and Contingencies, of our Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the lease abandonment charge.
Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Share

	Year Ended December 31,
(in thousands, except per share information)	2014	2013	2012
GAAP net income	$78,113	$89,778	$81,343
Amortization of intangible assets (1)	31,200	21,812	14,894
Stock-based compensation expense and related employer-paid payroll taxes (2)	39,836	23,450	15,819
Acquisition related adjustments (3)	6,234	1,112	519
Restructuring charges (4)	7,413	2,236	—
Tax benefits associated with above adjustments (5)	(22,532)	(13,375)	(8,886)
Non-GAAP net income	$140,264	$125,013	$103,689
Weighted-average number of shares used in computing diluted earnings per share	76,462	76,475	76,035
GAAP diluted earnings per share	$1.02	$1.17	$1.07
Non-GAAP diluted earnings per share (6)	$1.83	$1.63	$1.36
Non-GAAP net income for year ended December 31, 2014 increased as compared to the same periods in 2013 and 2012 primarily due to the increases in non-GAAP operating income discussed above and the income tax effects associated with the non-GAAP adjustments for the year ended December 31, 2014.
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

(3)
Acquisition Related Adjustments. We exclude certain expense items resulting from acquisitions including the following, when applicable: (i) amortization of purchased intangible assets associated with our acquisitions (see Note 1 for further discussion); (ii) legal, accounting and advisory fees to the extent associated with acquisitions; (iii) changes in fair value of contingent consideration; (iv) costs related to due diligence and integrating the acquired businesses; (v) deferred compensation expense related to acquisitions; and (vi) restructuring costs, including adjustments related to changes in estimates, related to acquisitions. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, acquisitions result in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations, with respect to each acquisition. We believe that providing non-GAAP information for acquisition related expense items in addition to the corresponding GAAP information allows the users of our financial statements to better review and understand the historical and current results of our continuing operations, and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.

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

Liquidity and Capital Resources
Cash and cash equivalents and short-term and long-term investments were $267.7 million as of December 31, 2014. Our international subsidiaries held approximately $94.4 million of cash and cash equivalents of which 77.8% was held in Euros as of December 31, 2014. We currently intend that the earnings generated by our international operations will be invested indefinitely in those operations and we do not expect to repatriate those earnings to our domestic operations. If we were to try and repatriate these earnings, we would incur a U.S. federal income tax liability that is not currently accrued in our consolidated financial statements. Refer to Note 13, Income Taxes, of our Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional details.
Our available cash and cash equivalents are primarily held in bank deposits and money market funds at December 31, 2014. Our short-term and long-term investments, classified as available-for-sale securities, consist of corporate bonds held in investment accounts in the United States.
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
Summarized annual cash flow information is as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net cash provided by operating activities	$199,812	$163,320	$143,447
Net cash used in investing activities	(82,648)	(205,124)	(103,118)
Net cash provided by (used in) financing activities	(35,387)	24,245	15,482
Effect of exchange rate changes	(9,808)	3,830	1,184
Net increase (decrease) in cash and cash equivalents	71,969	(13,729)	56,995
Operating Activities
The increase of $36.5 million in cash provided by operating activities for the year ended December 31, 2014 compared to December 31, 2013 is primarily related to increases in adjustments to net income for non-cash expenses such as stock-based compensation, depreciation and amortization and an increase in accrued liabilities and other offset by a decrease in net income.

The increase of $19.9 million in cash provided by operating activities for the year ended December 31, 2013 compared to December 31, 2012 is primarily related to increases in adjustments to net income for non-cash expenses such as stock-based compensation, depreciation and amortization and an increase in net income.
The change in cash flows relating to operating activities resulted from changes in operating assets and liabilities and is primarily driven by the sales of our software and maintenance renewals. The significant changes in operating assets and liabilities include the following:

•
Deferred revenue increased to $163.4 million at December 31, 2014 as compared to $135.2 million at December 31, 2013, resulting in an increase in operating liabilities and reflecting a cash inflow of $32.8 million for the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, net cash provided by operating activities increased $28.6 million and $22.5 million, respectively, due to an increase in deferred revenue during those years as compared to the respective prior year. Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from maintenance fees.

•
Accrued liabilities and other increased to $35.3 million at December 31, 2014 as compared to $17.7 million at December 31, 2013, resulting in an increase in operating liabilities and reflecting a cash inflow of $18.3 million for the year ended December 31, 2014. This increase in accrued liabilities and resulting cash inflow was related to the lease abandonment liability recorded in the second quarter of 2014 related to our remaining obligation under the operating lease of our former corporate headquarters, an increase in deferred compensation accrued related to acquisitions and an increase in payroll accruals related to our growth. See Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for additional information regarding the lease abandonment charge.

•
Changes in our income tax receivable and payable balances are also significant components of our cash flows from operating activities. Net cash provided by operating activities was reduced by income tax payments of $18.3 million in 2014, $23.3 million in 2013 and $15.3 million in 2012.

•
Accounts receivables increased to $50.8 million at December 31, 2014 as compared to $45.7 million at December 31, 2013 resulting in an increase in operating assets and reflecting a cash outflow of $7.2 million for the year ended December 31, 2014. The increase in accounts receivable for the years ended December 31, 2013 and 2012 as compared to the respective prior year resulted in cash outflows of $6.3 million and $5.7 million, respectively. Our accounts receivable balance fluctuates from period to period depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts, which affects our cash flow from operating activities. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $1.1 million, $0.5 million and $0.3 million at December 31, 2014, 2013 and 2012, respectively. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 39.5 days and 43.3 days at December 31, 2014 and 2013, respectively.

•
Other long-term liabilities increased to $23.0 million at December 31, 2014 as compared to $16.8 million at December 31, 2013, resulting in an increase in operating liabilities and reflecting a cash inflow of $5.5 million for the year ended December 31, 2014. This increase in other long-term liabilities and resulting cash inflow was primarily related to the lease incentive liability recorded for the tenant improvement allowance received related to our new corporate headquarters. See Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for additional information regarding our lease for our new corporate headquarters.

Investing Activities
Net cash used in investing activities for the year ended December 31, 2014 was primarily related to $63.7 million of cash used for the acquisition of Pingdom (refer to Note 2, Acquisitions, of our Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional details), $19.2 million of cash used to purchase property and equipment, and $18.5 million of cash used to purchase available-for-sale securities classified as short-term and long-term investments, offset by $19.0 million of proceeds from maturities of investments. The purchases of property and equipment primarily related to leasehold improvements for our new corporate headquarters and equipment and furniture related to the growth of our offices globally. We received $7.1 million in tenant improvement allowances related to the purchase of leasehold improvements during the year ended December 31, 2014.
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
Net cash used in investing activities for the year ended December 31, 2012 was primarily related to $66.0 million of cash used for acquisitions (refer to Note 2, Acquisitions, of our Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional details) and $65.9 million of cash used to purchase available-for-sale securities classified as short-term and long-term investments. Also during 2012, we had $33.9 million of proceeds from maturities of investments.
We expect our capital expenditures in fiscal year 2015 to be approximately $20 to $25 million, primarily related to purchases of leasehold improvements, equipment and furniture in our domestic and international office locations to support their continued growth.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2014 was primarily related to the repayment in August 2014 of borrowings under our Credit Agreement of $40.0 million and repurchases of common stock of $13.9 million, offset by proceeds from the exercise of employee stock options of $10.7 million and the excess tax benefit related to stock-based awards of $7.8 million, which is a reduction in cash payments related to income taxes. During the year ended December 31, 2014, we repurchased 0.2 million shares of our common stock for an aggregate purchase price of $7.5 million under our share repurchase program that expired on July 31, 2014. During the life of the share repurchase program, we repurchased 1.1 million shares of our common stock for an aggregate purchase price of $40.1 million. Shares were retired upon repurchase. In addition, for the year ended December 31, 2014, we withheld and retired shares of common stock to satisfy $6.4 million of minimum statutory withholding tax requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees related to the settlement of restricted stock units during the period. These shares are treated as common stock repurchases in our consolidated financial statements.
Net cash provided by financing activities for the year ended December 31, 2013 was primarily due to proceeds received from borrowings under our Credit Agreement of $40.0 million, proceeds from the exercise of employee stock options of $13.1 million and the excess tax benefit related to stock-based awards of $9.1 million, which is a reduction in cash payments related to income taxes, offset by repurchases of common stock of $37.3 million. During the year ended December 31, 2013, we repurchased 0.9 million shares of our common stock under our share repurchase program for an aggregate purchase price of $32.6 million. In addition, we withheld and retired shares of common stock to satisfy $4.7 million of minimum statutory withholding tax requirements.
Net cash provided by financing activities for the year ended December 31, 2012 was primarily due to $10.6 million of proceeds from the exercise of employee stock options and $10.5 million of excess tax benefit related to stock-based awards, which is a reduction in cash payments related to income taxes. In addition, for the year ended December 31, 2012, we withheld and retired shares of common stock to satisfy $1.5 million of minimum statutory withholding tax requirements. Also during the year ended December 31, 2012, we paid approximately $4.5 million of cash upon the achievement of certain earnout objectives related to acquisition accrued earnouts.
Anticipated Cash Flows
We believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our Credit Agreement will be sufficient to fund our operations and our commitments for capital expenditures for at least the next 12 months.
Our Credit Agreement, which we entered on October 4, 2013 with a syndicated group of lenders, provides for an unsecured $125.0 million five-year revolving credit facility that is comprised of revolving loans and swingline loans and, subject to certain requirements, may be increased up to an additional $75.0 million for a maximum aggregate commitment of $200.0 million. The facility remains outstanding through October 4, 2018. On October 4, 2013, we borrowed $40.0 million at an interest rate of approximately 1.4% under a revolving loan under the Credit Agreement that was used to finance a portion of the consideration paid upon the acquisition of Confio. In August 2014, we repaid the $40.0 million of outstanding borrowings under a revolving loan under the Credit Agreement. As of December 31, 2014, no amounts were outstanding under the Credit Agreement and we were in compliance with all covenants. See Note 8, Credit Agreement, of our Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our Credit Agreement.
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
Contractual Obligations and Commitments
We generally do not enter into long-term minimum purchase commitments. Our principal commitments as of December 31, 2014 consisted of operating lease obligations for our office facilities. The following table summarizes our outstanding contractual obligations as of December 31, 2014, that require us to make future cash payments:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$99,941	$11,584	$18,549	$15,983	$53,825
Purchase obligations (1)	16,550	16,172	378	—	—
Deferred Compensation (2)	8,995	8,995	—	—	—
Total (3)	$125,486	$36,751	$18,927	$15,983	$53,825

(1)
Purchase obligations represent corporate health insurance costs, purchases of software license and support fees, marketing activities, accounting, legal and contractor fees and computer hardware and software costs.

(2)
Represents a deferred compensation payment associated with our Pingdom acquisition that is denominated in Euros and that we expect to pay in the first half of fiscal year 2015. The above U.S. dollar amount was calculated based on the applicable exchange rate on December 31, 2014.

(3)
Other long-term obligations on our balance sheet at December 31, 2014 included non-current income tax liabilities of $15.3 million, which related primarily to unrecognized tax benefits. We have not included this amount in the table above because we cannot reasonably estimate the period during which this obligation may be incurred, if at all.

Off-Balance Sheet Arrangements
During 2014, 2013 and 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We are exposed to certain financial market risks, including the following:

Interest Rate Risk
We had cash and cash equivalents of $237.9 million and $166.0 million at December 31, 2014 and 2013, respectively. We also had short-term and long-term investments classified as available-for-sale securities of $29.8 million and $30.3 million at December 31, 2014 and 2013, respectively. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds, and our available-for-sale securities consist of corporate bonds and municipal bonds held in investment accounts in the United States. We hold cash, cash equivalents and available-for-sale securities for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at December 31, 2014. Our portfolio of available-for-sale securities classified as investments is subject to market risk due to changes in interest rates. Changes in interest rates could impact our future investment income, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investment securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
We have interest rate risk relating to the associated interest expense under our Credit Agreement, which has the option to be indexed to Wells Fargo Bank’s prime rate, the federal funds rate or LIBOR. However, due to the short-term nature and notional amount of our variable rate obligations, a hypothetical increase of 100 basis points on an annual basis would not have a material impact on our interest expense or cash flows. See Note 8, Credit Agreement, of our Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our Credit Agreement.
Foreign Currency Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our international subsidiaries was approximately 27.3% of our total revenue for the year ended December 31, 2014. The foreign currencies that we invoice and on which we collect are primarily the Euro, British Pound Sterling and Australian Dollar. Expenses incurred by our international subsidiaries are, generally, denominated in the local currency of the subsidiary. Our consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies.
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of December 31, 2014, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our consolidated statements of income was insignificant for the year ended December 31, 2014.
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
The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-36 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, our Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in Internal Control— Integrated Framework issued in 2013 by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report.
Our independent registered public accounting firm, which has audited our consolidated financial statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as stated in their report, which is included in Part II, Item 8 of this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this report. We intend to include such information in our definitive proxy statement (“Proxy Statement”) related to our 2015 annual meeting of stockholders pursuant to Regulation 14A under the Exchange Act, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as described below, the information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.
Code of Business Ethics and Conduct
Our Board adopted a code of business ethics and conduct for all employees, including our executive officers and directors. The code of business ethics and conduct is available without charge upon request in writing to SolarWinds, Inc., 7171 Southwest Parkway, Building 400, Austin, Texas 78735, Attn: Corporate Secretary or on the investor relations portion of our website at www.solarwinds.com. The Company will disclose on its website at www.solarwinds.com, to the extent and in the manner required by applicable rules of the Securities and Exchange Commission and New York Stock Exchange, the nature of any amendment to this code of business ethics and conduct (other than technical, administrative, or other non-substantive amendments), our approval of any material departure from a provision of this code of business ethics and conduct, and our failure to take action within a reasonable period of time regarding any material departure from a provision of this code of business ethics and conduct that has been made known to any of our executive officers.

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

SOLARWINDS, INC.

Dated:	February 23, 2015	By:	/s/ Jason Ream
Jason Ream
Executive Vice President, Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin B. Thompson	President, Chief Executive Officer and Director (principal executive officer)	February 23, 2015
Kevin B. Thompson

/s/ Jason Ream	Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	February 23, 2015
Jason Ream

/s/ J. Barton Kalsu	Executive Vice President, Finance and Chief Accounting Officer (principal accounting officer)	February 23, 2015
J. Barton Kalsu

/s/ Steven M. Cakebread	Lead Independent Director	February 23, 2015
Steven M. Cakebread

/s/ Paul Cormier	Director	February 23, 2015
Paul Cormier

/s/ J. Benjamin Nye	Director	February 23, 2015
J. Benjamin Nye

/s/ Ellen F. Siminoff	Director	February 23, 2015
Ellen F. Siminoff

/s/ Roger J. Sippl	Director	February 23, 2015
Roger J. Sippl

/s/ Lloyd G. Waterhouse	Director	February 23, 2015
Lloyd G. Waterhouse

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of SolarWinds, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of SolarWinds, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Austin, Texas
February 23, 2015

SolarWinds, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share information)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$237,942	$165,973
Short-term investments	12,384	19,327
Accounts receivable, net of allowances of $1,088 and $473 as of December 31, 2014 and 2013, respectively	50,791	45,694
Income tax receivable	128	1,535
Deferred taxes	8,350	5,410
Prepaid and other current assets	6,492	4,846
Total current assets	316,087	242,785
Property and equipment, net	23,614	9,213
Long-term investments	17,423	11,012
Deferred taxes	830	478
Goodwill	363,585	317,054
Intangible assets and other, net	103,493	125,800
Total assets	$825,032	$706,342
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,829	$7,187
Accrued liabilities and other	35,276	17,716
Income taxes payable	2,351	563
Current portion of deferred revenue	154,799	128,328
Current debt obligation	—	40,000
Total current liabilities	199,255	193,794
Long-term liabilities:
Deferred revenue, net of current portion	8,609	6,863
Non-current deferred taxes	5,319	4,975
Other long-term liabilities	22,990	16,816
Total liabilities	236,173	222,448
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 75,911,349 and 75,009,620 shares issued and outstanding as of December 31, 2014 and 2013, respectively	76	75
Additional paid-in capital	279,584	236,481
Accumulated other comprehensive income (loss)	(13,299)	2,953
Accumulated earnings	322,498	244,385
Total stockholders’ equity	588,859	483,894
Total liabilities and stockholders’ equity	$825,032	$706,342
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.
Consolidated Statements of Income
(In thousands, except for per share information)

	Year Ended December 31,
	2014	2013	2012
Revenue:
License	$161,795	$135,839	$123,984
Maintenance and other	238,892	191,491	144,980
Subscription	28,027	8,055	—
Total revenue	428,714	335,385	268,964
Cost of license revenue	16,394	11,633	8,203
Cost of maintenance and other revenue	15,315	11,612	10,197
Cost of subscription revenue	12,657	4,671	—
Gross profit	384,348	307,469	250,564
Operating expenses:
Sales and marketing	148,420	99,289	73,046
Research and development	56,479	37,514	28,769
General and administrative	77,172	48,919	35,079
Total operating expenses	282,071	185,722	136,894
Operating income	102,277	121,747	113,670
Other income (expense):
Interest income	363	396	430
Interest expense	(684)	(215)	—
Other income (expense), net	640	(425)	419
Total other income (expense)	319	(244)	849
Income before income taxes	102,596	121,503	114,519
Income tax expense	24,483	31,725	33,176
Net income	$78,113	$89,778	$81,343
Net income per share:
Basic earnings per share	$1.03	$1.19	$1.10
Diluted earnings per share	$1.02	$1.17	$1.07
Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share	75,476	75,182	74,166
Shares used in computation of diluted earnings per share	76,462	76,475	76,035
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$78,113	$89,778	$81,343
Other comprehensive income (loss):
Foreign currency translation adjustment	(16,195)	4,102	1,597
Unrealized gains (losses) on investments, net of income tax expense (benefit) of $(30), $(2) and $14 for the years ended December 31, 2014, 2013 and 2012 respectively	(57)	(4)	27
Other comprehensive income (loss)	(16,252)	4,098	1,624
Comprehensive income	$61,861	$93,876	$82,967
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2011	73,367	$73	$194,379	$(2,769)	$73,264	$264,947
Comprehensive income:
Foreign currency translation adjustment	—	—	—	1,597	—	1,597
Unrealized gain (losses) on investments, net of taxes	—	—	—	27	—	27
Net income	—	—	—	—	81,343	81,343
Comprehensive income						82,967
Exercise of stock options	1,142	2	10,620	—	—	10,622
Restricted stock units issued, net of shares withheld for taxes	124	—	(1,472)	—	—	(1,472)
Stock-based compensation	—	—	15,264	—	—	15,264
Excess tax benefit from stock-based compensation	—	—	10,486	—	—	10,486
Balances at December 31, 2012	74,633	75	229,277	(1,145)	154,607	382,814
Comprehensive income:
Foreign currency translation adjustment	—	—	—	4,102	—	4,102
Unrealized gains (losses) on investments, net of taxes	—	—	—	(4)	—	(4)
Net income	—	—	—	—	89,778	89,778
Comprehensive income						93,876
Exercise of stock options	1,065	1	13,109	—	—	13,110
Restricted stock units issued, net of shares withheld for taxes	209	—	(4,709)	—	—	(4,709)
Repurchase of common stock	(897)	(1)	(32,570)	—	—	(32,571)
Stock-based compensation	—	—	22,649	—	—	22,649
Excess tax benefit from stock-based compensation	—	—	8,725	—	—	8,725
Balances at December 31, 2013	75,010	75	236,481	2,953	244,385	483,894
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(16,195)	—	(16,195)
Unrealized gains (losses) on investments, net of taxes	—	—	—	(57)	—	(57)
Net income	—	—	—	—	78,113	78,113
Comprehensive income						61,861
Exercise of stock options	729	1	10,702	—	—	10,703
Restricted stock units issued, net of shares withheld for taxes	374	—	(6,397)	—	—	(6,397)
Repurchase of common stock	(202)	—	(7,494)	—	—	(7,494)
Stock-based compensation	—	—	38,980	—	—	38,980
Excess tax benefit from stock-based compensation	—	—	7,312	—	—	7,312
Balances at December 31, 2014	75,911	$76	$279,584	$(13,299)	$322,498	$588,859
The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$78,113	$89,778	$81,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,657	26,889	18,359
Provision for doubtful accounts	879	456	258
Stock-based compensation expense	38,980	22,649	15,264
Accrued earnout gain	—	(125)	(570)
Deferred taxes	(5,205)	(3,612)	(989)
Excess tax benefit from stock-based compensation	(7,801)	(9,057)	(10,486)
Premium on investments	(551)	(596)	(1,605)
Other non-cash expenses	1,091	1,181	1,432
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(7,246)	(6,323)	(5,695)
Income taxes receivable	3,964	(25)	(28)
Prepaid and other current assets	(2,122)	(87)	(1,220)
Accounts payable	(536)	1,475	1,807
Accrued liabilities and other	18,259	(699)	4,473
Income taxes payable	7,004	11,754	18,565
Deferred revenue	32,811	28,616	22,539
Other long-term liabilities	5,515	1,046	—
Net cash provided by operating activities	199,812	163,320	143,447
Cash flows from investing activities
Purchases of investments	(18,479)	(17,288)	(65,929)
Maturities of investments	18,988	48,163	33,930
Purchases of property and equipment	(19,228)	(4,753)	(3,885)
Purchases of intangible assets and other long-term investments	(229)	(8,361)	(1,203)
Acquisition of businesses, net of cash acquired	(63,700)	(223,464)	(66,031)
Other investing activities	—	579	—
Net cash used in investing activities	(82,648)	(205,124)	(103,118)
Cash flows from financing activities
Repurchase of common stock	(13,891)	(37,280)	(1,472)
Exercise of stock options	10,703	13,110	10,622
Excess tax benefit from stock-based compensation	7,801	9,057	10,486
Earnout payments for acquisitions	—	—	(4,154)
Proceeds from credit agreement	—	40,000	—
Repayments of borrowings from credit agreement	(40,000)	—	—
Payment of debt issuance costs	—	(642)	—
Net cash provided by (used in) financing activities	(35,387)	24,245	15,482
Effect of exchange rate changes on cash and cash equivalents	(9,808)	3,830	1,184
Net increase (decrease) in cash and cash equivalents	71,969	(13,729)	56,995
Cash and cash equivalents
Beginning of period	165,973	179,702	122,707
End of period	$237,942	$165,973	$179,702
Supplemental disclosure of cash flow information
Cash paid for interest	$595	$139	$—
Cash paid for income taxes	$18,346	$23,262	$15,285
Non-cash investing and financing transactions
Accrued earnout	$—	$—	$1,547

The accompanying notes are an integral part of these consolidated financial statements.

SolarWinds, Inc.
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Organization and Nature of Operations
SolarWinds, Inc., a Delaware corporation, and its subsidiaries (“we” or “us”) design, develop, market, sell and support enterprise-class information technology, or IT, infrastructure management software to IT and DevOps professionals in organizations of all sizes to manage on-premise, hybrid cloud and public cloud environments. Our product offerings range from individual software tools to more comprehensive software products that solve problems encountered every day by IT and DevOps professionals and help them to efficiently and effectively manage their network, systems, application and website infrastructures.
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
Foreign Currency Translation
The functional currency of our foreign subsidiaries is determined in accordance with authoritative guidance issued by the Financial Accounting Standards Board, or FASB. We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit). We record gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense) in our consolidated statements of income. There were no equity transactions denominated in foreign currencies for the years ended December 31, 2014 and 2013.
Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities, as reflected within our consolidated statements of income, were not material for the years ended December 31, 2014, 2013 and 2012.
Recent Accounting Pronouncements
In May 2014, the FASB and the International Accounting Standards Board, or IASB, issued a converged standard to provide updated guidance on recognizing revenue from contracts with customers. The new guidance replaces the existing revenue recognition guidance under GAAP. The new guidance includes a five-step process for companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, the standard enhances the disclosure requirements regarding revenue and specifies the accounting for some costs to obtain or fulfill a contract with a customer. The updated accounting guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We will adopt the updated guidance in the first quarter of fiscal year 2017. We are still evaluating transition methods and the impact of the new revenue recognition guidance.
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
The process of evaluating the potential impairment related to our goodwill and indefinite-lived intangible assets is highly subjective and requires the application of significant judgment. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2014 and 2013, we performed our annual review of goodwill and indefinite-lived intangible assets and concluded that no impairment existed for our reporting unit during any of the periods presented. No impairment charges have been required to date.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

We evaluate long-lived assets, including finite-lived intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Impairment is recognized when the asset is not recoverable and the carrying amount of an asset exceeds its fair value as calculated on a discounted cash flow basis. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment or our finite-lived intangibles and other assets, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. As of December 31, 2014 and 2013, there were no indicators that our long-lived assets were impaired.
Investments
Short-term and long-term investments at December 31, 2014 and 2013 were as follows:

	December 31,
(in thousands)	2014	2013
Short-term investments	$12,384	$19,327
Long-term investments	17,423	11,012
Total investments	$29,807	$30,339
Our short-term and long-term investments, classified as available-for-sale securities, consist of marketable securities such as corporate bonds and municipal bonds. We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. All securities classified as short-term investments have contractual maturities of less than twelve months. All securities classified as long-term investments have contractual maturities greater than twelve months.
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
We determine the fair value of our available-for-sale securities based on inputs obtained from multiple pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, we classify all of our available-for-

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

sale securities as being valued using Level 2 inputs. The valuation techniques used to determine the fair value of our financial instruments having Level 2 inputs are derived from unadjusted, non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models. Our procedures include controls to ensure that appropriate fair values are recorded by a review of the valuation methods and assumptions.
See Note 5 for a summary of our financial instruments accounted for at fair value on a recurring basis. The carrying amounts reported in our consolidated balance sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity.
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
These foreign currency forward contracts are not designated as hedging instruments, and the gain or loss on the derivatives is recognized in our consolidated statements of income as other income (expense). The fair value of our outstanding foreign currency forward contracts in a gain position is recorded within prepaid and other current assets and the fair value of contracts in a loss position is recorded within accrued liabilities and other in our consolidated balance sheets. The maturities of the forward contracts are generally less than three months. As of December 31, 2014 and 2013, we did not have any forward contracts outstanding. The effects of derivative instruments on our consolidated statements of income were insignificant for the years ended December 31, 2014, 2013 and 2012.
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
Capitalized product costs are included in intangible assets and other, net in our consolidated balance sheets and are amortized over their estimated useful life, generally three to five years. At December 31, 2014 and 2013, we had unamortized capitalized software development costs of $0.2 million and $0.3 million, respectively, primarily related to localizing our products. Amortization of capitalized software development costs is included in cost of license revenue in our consolidated statements of income and was insignificant for the years ended December 31, 2014, 2013 and 2012.
Website Development Costs
We capitalize certain direct costs to develop functionality as well as certain upgrades and enhancements that are probable to result in additional functionality to our website. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized website development costs are recorded in intangible assets and other, net in our consolidated balance sheets and amortized over their estimated useful life, generally three years, as general and administrative expenses in our consolidated statements of income. Capitalized website development costs at December 31, 2014 and 2013 were insignificant.
Credit Agreement and Debt Issuance Costs
On October 4, 2013, we entered into a Credit Agreement with a syndicated group of lenders that provides for an unsecured $125.0 million five-year revolving credit facility that is comprised of revolving loans or swingline loans. The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, make investments, merge or consolidate, dispose of assets, pay dividends or make distributions, make acquisitions and enter into certain transactions with affiliates, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated total leverage ratio and a consolidated interest coverage ratio. Principal amounts borrowed under our Credit Agreement are recorded in current debt obligations in our consolidated balance sheets as the term of each borrowing is short-term and allows for subsequent renewals. See Note 8 for further discussion of our credit agreement.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

Debt issuance costs are recorded in intangible assets and other, net in our consolidated balance sheets and amortized on a straight-line basis over the term of the associated debt as interest expense in our consolidated statements of income. The gross carrying amount of debt issuance costs was $0.6 million at December 31, 2014 and 2013 and accumulated amortization was $0.2 million at December 31, 2014. Amortization of debt issuance costs included in interest expense was $0.1 million for the year ended December 31, 2014 and was insignificant for the year ended December 31, 2013.
Contingencies
We account for claims and contingencies in accordance with authoritative guidance that requires we record an estimated loss from a claim or loss contingency when information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of our consolidated financial statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred, we disclose the amount or range of estimated loss if material or that the loss cannot be reasonably estimated. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business. See Note 14 for a discussion of contingencies.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2014 and 2013 are summarized below:

(in thousands)	Unrealized Gain (Loss) on Available-for-Sale Investments, net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$16	$(1,161)	$(1,145)
Other comprehensive gain (loss) before reclassification	(4)	4,102	4,098
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(4)	4,102	4,098
Balance at December 31, 2013	12	2,941	2,953
Other comprehensive gain (loss) before reclassification	(57)	(16,195)	(16,252)
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(57)	(16,195)	(16,252)
Balance at December 31, 2014	$(45)	$(13,254)	$(13,299)
Revenue Recognition
We derive substantially all of our revenue from the licensing of our software products, the sale of annual maintenance agreements for these products and, to a lesser extent, our MSP and cloud subscription products. In accordance with current guidance, we recognize revenue for software, maintenance and subscriptions when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Our return policy generally does not allow our customers to return software products.
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

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Maintenance and Other Revenue. We derive maintenance revenue from fees for software maintenance services. We typically include one year of maintenance as part of the initial purchase price of each perpetual software offering and then sell renewals of this maintenance agreement. We generally recognize maintenance revenue ratably on a daily basis over the contract period. Customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements to new versions of their software products on a when-and-if-available basis. Other revenue for the years ended December 31, 2014, 2013 and 2012 was not significant nor do we expect it to be significant in future periods.
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
Cost of Revenue
Cost of License Revenue. Cost of license revenue consists primarily of amortization of acquired developed product technologies. Amortization of acquired developed product technologies included in cost of license revenue was as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Acquired developed product technologies	$15,971	$10,957	$7,300
Cost of Maintenance and Other Revenue. Cost of maintenance and other revenue consists of technical support personnel costs which includes salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, information technology, employee benefit and other overhead costs.
Cost of Subscription Revenue. Cost of subscription revenue consists primarily of technical support personnel costs, amortization of acquired developed product technologies and royalty and hosting and server fees related to our subscription products.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

Advertising
We expense advertising costs as incurred. Advertising expense is included in sales and marketing expenses in our consolidated statements of income.

	Year Ended December 31,
(in thousands)	2014	2013	2012
Advertising expense	$9,960	$4,177	$3,360
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
The guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2014 and 2013, we had accrued interest and penalties related to unrecognized tax benefits of approximately $1.2 million and $0.6 million, respectively.
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
Stock-Based Compensation
We have granted our employees and directors stock-based incentive awards. These awards are in the form of stock options and restricted stock units. We measure stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards on the date of grant. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The fair value of restricted stock unit awards is determined using the fair market value of our common stock based on the quoted market price on the date of grant, or intrinsic value.
We estimated the fair value for options at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected dividend yield	—%	—%	—%
Volatility	46.4%	48.2%	54.2%
Risk-free rate of return	1.6-2.2%	0.9-2.3%	0.8-1.4%
Expected life	6.04 years	6.11 years	6.14 years
We have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assume the expected dividend yield to be zero. We estimate the expected volatility using a weighted average of the historical volatility of our

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

common stock and historical volatility of comparable public companies from a representative industry peer group. We based the risk-free rate of return on the average U.S. treasury yield curve for five- and seven-year terms for the years ended December 31, 2014, 2013 and 2012. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our common stock has been publicly traded. For all dates, we granted employees options at exercise prices equal to the fair value of the underlying common stock on the date of grant, which is the closing price of our common stock as reported by the NYSE.
The reduction in income before income taxes due to stock-based compensation expense and the related income tax benefits were as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Reduction in income before income taxes due to stock-based compensation	$38,980	$22,649	$15,264
Income tax benefit related to stock-based compensation	9,835	6,016	4,197
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
Tax benefits and excess tax benefits from the exercise of stock-based awards were as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Tax benefit from the exercise of stock-based awards	$12,848	$14,718	$12,051
Excess tax benefit from the exercise of stock-based awards	7,801	9,057	10,486
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
Concentrations of Risks
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term and long-term investments and accounts receivable. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Our cash and cash equivalents consisted of the following:

	December 31,
(in thousands)	2014	2013
Demand deposit accounts	$169,387	$128,630
Money market funds	68,555	37,343
Total cash and cash equivalents	$237,942	$165,973
Our cash deposited with banks in demand deposit accounts may exceed the amount of insurance provided on these deposits. Our cash equivalents invested in money market funds are not insured and we are therefore at risk of losing our full

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
We provide credit to distributors, resellers and direct customers in the normal course of business. We generally extend credit to new customers based upon industry reputation and existing customers based upon prior payment history. The following distributor represented more than 10% of our revenue:

	Year Ended December 31,
	2014	2013	2012
Distributor A	* %	* %	10.2%

*    Represented less than 10% of our revenue
Consolidated revenue ultimately attributable to the U.S. federal government, including its departments and agencies, represented 10.9% of our total revenue for the fiscal year ended December 31, 2012. For the fiscal years ended December 31, 2014 and 2013, consolidated revenue ultimately attributable to the U.S. federal government represented less than 10% of our total revenue. Consolidated revenue ultimately attributable to the U.S. federal government includes sales that have gone through our distributors and resellers, as well as direct sales. 77.0% of our revenue attributable to the U.S. federal government and its departments and agencies in the fiscal year ended December 31, 2012 was made through Distributor A and is included in the table above.
At December 31, 2014 and 2013, no distributor, reseller or direct customer represented more than 10% of our outstanding accounts receivable balance. We do not believe that our business is substantially dependent on any distributor or that the loss of a distributor relationship would have a material adverse effect on our business.
2. Acquisitions
2014 Acquisition
Pingdom
In June 2014, we acquired Pingdom, a provider of website monitoring and performance management solutions, for closing cash consideration of approximately $67.0 million in cash, including $3.1 million of cash acquired. The acquisition increased our subscription product offerings and we believe will allow us to leverage the opportunity associated with web-based performance management for critical websites and web applications. The acquisition was financed with available cash and we incurred $1.1 million in acquisition related costs, which are included in general and administrative expense for the year ended December 31, 2014.
The consideration paid was allocated to the assets acquired and liabilities assumed based on their estimated fair values and resulted in the recognition of approximately $55.8 million of goodwill and $11.2 million of intangible assets. The weighted average amortization period for the intangible assets is 4.8 years. Goodwill is not deductible for tax purposes.
The amounts of revenue and net loss related to the Pingdom acquisition included in our consolidated financial statements from the effective date of the acquisition for the year ended December 31, 2014 are insignificant. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described in Note 1. Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income and earnings per share is not material.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

2013 Acquisitions
N-able
In May 2013, we acquired N-able, a provider of cloud-based remote monitoring and management and service automation software serving small and medium-sized businesses, or SMBs, through the MSP channel, for approximately $127.5 million in cash, including cash acquired. The acquisition increased our product offerings and we believe will allow us to leverage the opportunity associated with rapidly growing adoption of the cloud and SaaS-based services among SMBs by enhancing our remote monitoring and management offerings and adding MSP service automation to the broad range of management challenges that we address for the IT industry. The acquisition was financed with available cash and we incurred $1.0 million in acquisition related costs, which are included in general and administrative expense for the year ended December 31, 2013. The weighted average amortization period for the intangible assets was 6.0 years. Goodwill is not deductible for tax purposes.
Confio
In October 2013, we acquired Confio, a privately-held database performance management company, for approximately $103.0 million in cash. By acquiring Confio, we have added database performance management solutions to our product portfolio. The acquisition was financed with available cash and borrowings under our Credit Agreement. We incurred $0.2 million in acquisition related costs, which are included in general and administrative expense for the year ended December 31, 2013. The weighted average amortization period for the intangible assets was 5.0 years. Goodwill is not deductible for tax purposes.
We recognize revenue on the acquired products in accordance with our revenue recognition policy as described above in Note 1.
The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed, including measurement period adjustments, for our 2013 acquisitions:

	Total	N-able	Confio
	Fair Value	Fair Value	Fair Value
(in thousands)
Current assets, including cash acquired (1)	$16,428	$11,577	$4,851
Property and equipment	733	535	198
Deferred tax assets	125	125	—
Identifiable intangible assets	68,740	30,080	38,660
Goodwill	157,017	94,261	62,756
Current liabilities	(5,750)	(3,486)	(2,264)
Deferred tax liabilities	(4,402)	(3,804)	(598)
Deferred revenue	(2,402)	(1,796)	(606)
Total consideration	$230,489	$127,492	$102,997

(1) Current assets includes cash acquired of $6.8 million and $0.4 million for N-able and Confio, respectively.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

3. Goodwill and Intangible Assets
Goodwill
The following table reflects the changes in goodwill for the years ended December 31, 2014 and 2013:

(in thousands)
Balance at December 31, 2012	$158,601
Acquisitions	157,360
Foreign currency translation and other adjustments	1,093
Balance at December 31, 2013	317,054
Acquisitions	55,768
Foreign currency translation and other adjustments	(9,237)
Balance at December 31, 2014	$363,585
The goodwill from acquisitions resulted primarily from our expectations that we will now be able to offer our customers additional products in new markets. Additionally, we expect the acquisitions will attract new customers for our entire line of products.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

Intangible Assets
Intangible assets consisted of the following at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed product technologies	$107,094	$(44,318)	$62,776	$101,165	$(24,910)	$76,255
Customer relationships	48,600	(23,073)	25,527	46,972	(14,902)	32,070
Intellectual property	1,493	(693)	800	1,373	(549)	824
Trademarks	4,605	(2,033)	2,572	4,689	(1,466)	3,223
Non-competition covenant	3,154	(1,847)	1,307	3,053	(1,163)	1,890
Customer backlog	2,170	(2,106)	64	2,170	(1,384)	786
Total intangible assets	$167,116	$(74,070)	$93,046	$159,422	$(44,374)	$115,048
Intangible asset amortization expense was as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Intangible asset amortization expense	$31,342	$21,938	$15,007
As of December 31, 2014, we estimate aggregate intangible asset amortization expense to be as follows:

(in thousands)
2015	$32,149
2016	27,988
2017	19,644
2018	9,862
2019	1,446
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events. We had $0.6 million of trademarks recorded with an indefinite life that are not amortized at December 31, 2014 and 2013.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

4. Investments
Our cash equivalents as of December 31, 2014 and 2013 consisted of money market funds. Our short-term and long-term investments as of December 31, 2014 and 2013 consisted of available-for-sale securities, such as corporate bonds and municipal bonds. The following table summarizes our short-term and long-term available-for-sale securities as of December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate bonds	$12,382	$5	$(3)	$12,384	$18,257	$21	$—	$18,278
Municipal bonds	—	—	—	—	1,048	1	—	1,049
Total short-term investments	$12,382	$5	$(3)	$12,384	$19,305	$22	$—	$19,327
Long-term investments:
Available-for-sale securities:
Corporate bonds	$17,494	$—	$(71)	$17,423	$11,015	$8	$(11)	$11,012
Total long-term investments	$17,494	$—	$(71)	$17,423	$11,015	$8	$(11)	$11,012
The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2014
Corporate bonds	$22,021	$(75)	$—	$—	$22,021	$(75)
	$22,021	$(75)	$—	$—	$22,021	$(75)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2013
Corporate bonds	$6,104	$(11)	$—	$—	$6,104	$(11)
	$6,104	$(11)	$—	$—	$6,104	$(11)

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the contractual underlying maturities of our available-for-sale securities as of December 31, 2014:

(in thousands)	Cost	Fair Value
Due in one year or less	$12,382	$12,384
Due after one year through five years	17,494	17,423
	$29,876	$29,807

5. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of December 31, 2014 and 2013. We did not have any financial liabilities as of December 31, 2014 and 2013.

	Fair Value Measurements at				Fair Value Measurements at
	December 31, 2014 Using				December 31, 2013 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$68,555	$—	$—	$68,555	$37,343	$—	$—	$37,343
Total cash equivalents	68,555	—	—	68,555	37,343	—	—	37,343
Short-term investments:
Corporate bonds	—	12,384	—	12,384	—	18,278	—	18,278
Municipal bonds	—	—	—	—	—	1,049	—	1,049
Total short-term investments	—	12,384	—	12,384	—	19,327	—	19,327
Long-term investments:
Corporate bonds	—	17,423	—	17,423	—	11,012	—	11,012
Total long-term investments	—	17,423	—	17,423	—	11,012	—	11,012
Total assets	$68,555	$29,807	$—	$98,362	$37,343	$30,339	$—	$67,682
There have been no transfers between fair value measurement levels during the years ended December 31, 2014 and 2013.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

6. Property and Equipment
Property and equipment, including software, consisted of the following at December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Equipment and other	$12,836	$9,965
Furniture and fixtures	5,749	3,946
Software	2,146	1,061
Leasehold improvements	13,589	4,319
	$34,320	$19,291
Less: Accumulated depreciation and amortization	(10,706)	(10,078)
Property and equipment, net	$23,614	$9,213
The increase in leasehold improvements for the year ended December 31, 2014 is primarily due to the leasehold improvements associated with our new corporate headquarters in Austin, Texas. See Note 14 for a further discussion of the corporate headquarter lease.
Depreciation and amortization expense on property and equipment for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Depreciation and amortization expense	$4,952	$4,626	$2,985

7. Accrued Liabilities and Other
Accrued liabilities and other current liabilities at December 31, 2014 and 2013 were as follows:

	December 31,
(in thousands)	2014	2013
Payroll-related accruals	$23,393	$12,307
Other accrued expenses and current liabilities	11,883	5,409
Total accrued liabilities and other	$35,276	$17,716

8. Credit Agreement
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

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Our obligations under the Credit Agreement are guaranteed by SolarWinds Worldwide and our future domestic subsidiaries, subject to certain exceptions, pursuant to the guaranty agreement, dated as of October 4, 2013, by SolarWinds Worldwide in favor of and for the benefit of the lenders.
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
On October 4, 2013, we borrowed $40.0 million at an interest rate of approximately 1.4% under a revolving loan under the Credit Agreement that was used to finance a portion of the consideration paid upon the acquisition of Confio. In August 2014, we repaid the $40.0 million of outstanding borrowings under a revolving loan under the Credit Agreement. As of December 31, 2014, no amounts were outstanding under the Credit Agreement and we were in compliance with all covenants associated with the Credit Agreement.
9. Stockholders’ Equity and Stock-Based Compensation
Common Stock and Preferred Stock
As set by our certificate of incorporation, the Company has authorized capital stock of 133,000,000 shares with a par value of $0.001 per share, comprised of 123,000,000 shares of common stock and 10,000,000 shares of preferred stock.
2005 Stock Plan
Our Amended and Restated Stock Incentive Plan, or 2005 Stock Plan, was adopted by our board of directors and approved by our stockholders on December 14, 2005. Our 2005 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options and restricted stock to our employees, directors and consultants. Our ability to grant any future equity awards under the 2005 Stock Plan was terminated in May 2009 following the consummation of our IPO. As of December 31, 2014, options to purchase 259,251 shares of common stock were outstanding under the 2005 Stock Plan. Our 2005 Stock Plan will continue to govern the terms and conditions of the outstanding equity awards granted under the 2005 Stock Plan.
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
2008 Stock Plan
Our board of directors adopted and our stockholders approved our 2008 Equity Incentive Plan, or 2008 Stock Plan, in May 2008. Our 2008 Stock Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares and performance units to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. All equity awards that have been granted following our IPO were granted under our

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

2008 Stock Plan. As of December 31, 2014, stock-based incentive awards of 4,768,885 were outstanding and 12,199,186 shares of common stock were reserved for future grants under the 2008 Stock Plan.
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
Option grant activity under the 2005 and 2008 Stock Plans were as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Outstanding balances at December 31, 2013	2,805,632	$27.30
Options granted	813,107	41.65
Options exercised	(729,440)	14.67
Options forfeited	(132,810)	44.24
Outstanding balances at December 31, 2014	2,756,489	$34.06
Options exercisable at December 31, 2014	1,191,672	$26.55	$28,288	6.13
Options vested and expected to vest at December 31, 2014	2,705,796	$33.95	$44,128	7.53
Additional information regarding options follows (in thousands except for per share amounts):

	Year Ended December 31,
	2014	2013	2012
Weighted-average grant date fair value per share of options granted during the period	$19.32	$20.24	$17.63
Aggregate intrinsic value of options exercised during the period	22,189	33,305	38,952
Aggregate fair value of options vested during the period	8,442	9,733	8,506
The total unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was $24.3 million as of December 31, 2014 and we expect to recognize this expense over a weighted-average period of 2.76 years.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Units
The following table summarizes restricted stock unit activity under the 2008 Stock Plan:

	Number of Units Outstanding	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Unvested balances at December 31, 2013	1,765,111	$37.31
Restricted stock units granted	1,316,630	41.77
Restricted stock units vested	(528,941)	35.15
Restricted stock units forfeited	(281,153)	38.55
Unvested balances at December 31, 2014	2,271,647	$40.25	$113,196	8.64
The aggregate fair value of restricted stock units vested during the years ended December 31, 2014, 2013, and 2012 was $18.6 million, $7.8 million and $3.4 million respectively. The total unrecognized stock-based compensation expense related to unvested restricted stock units and subject to recognition in future periods was $62.7 million as of December 31, 2014 and we expect to recognize this expense over a weighted-average period of 2.85 years.
For restricted stock units granted, the number of shares issued on the date the restricted stock units vest is generally net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. We withheld and retired approximately 156,000, 86,000 and 45,000 shares to satisfy $6.4 million, $4.7 million and $1.5 million of employees’ tax obligations during 2014, 2013 and 2012, respectively. These shares are treated as common stock repurchases in our consolidated financial statements as of December 31, 2014, 2013 and 2012.
10. Earnings Per Share
We computed basic earnings per share using the weighted-average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock units using the treasury stock method.
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Basic earnings per share
Numerator:
Net income	$78,113	$89,778	$81,343
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	75,476	75,182	74,166
Diluted earnings per share
Numerator:
Net income	$78,113	$89,778	$81,343
Denominator:
Weighted-average shares used in computing basic earnings per share	75,476	75,182	74,166
Add options and restricted stock units to purchase common stock	986	1,293	1,869
Weighted-average shares used in computing diluted earnings per share	76,462	76,475	76,035
Dilution from assumed exercises of stock options and vesting of restricted stock units is dependent upon several factors, including the market price of our common stock. The following stock-based incentive awards were outstanding but were not

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

included in the computation of diluted earnings per share because the average market price of the underlying stock did not exceed the sum of the exercise price, unrecognized compensation expense and the excess tax benefit and thus the results would have been antidilutive:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Antidilutive shares	1,727	1,441	305
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options and vesting of restricted stock units. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises of stock options and vesting of restricted stock units.
On July 29, 2013, we announced that our board of directors approved a share repurchase program, authorizing us to purchase up to $50.0 million of our outstanding common stock. Our share repurchase program expired on July 31, 2014. Purchases under our share repurchase program were made in the open market pursuant to a Rule 10b5-1 plan. During the years ended December 31, 2014 and 2013, we repurchased 0.2 million and 0.9 million shares of our common stock for an aggregate purchase price of $7.5 million and $32.6 million, respectively. Shares were retired upon repurchase.
11. Employee Benefit Plan
In October 2008, we established a 401(k) matching program for all eligible employees. We match an amount equal to 100% of the employee’s contributions for the first 3%, and 50% for the next 2% of the employee’s total eligible compensation. The total contributions per participant per year were limited to $17,500 for 2014 and 2013 and $17,000 for 2012. We, as sponsor of the plan, use an independent third party to provide administrative services to the plan. We have the right to terminate the plan at any time. Employees are fully vested in all contributions to the plan. Our expense related to the plan was as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Employee benefit plan expense	$2,509	$1,910	$1,637

12. Related Party Transactions
On August 31, 2006, we entered into a license agreement with NetSuite Inc. Our President and Chief Executive Officer became a member of NetSuite’s Board of Directors in September 2006. Under the terms of the agreement, we paid the following amounts for the use of their services:

	Year Ended December 31,
(in thousands)	2014	2013	2012
NetSuite expense	$722	$755	$639
In September 2013, we entered into a stock purchase agreement with AppNeta, Inc., or AppNeta, a privately-held application performance management software company, in which we invested approximately $8.0 million in convertible preferred stock. J. Benjamin Nye, a member of our Board of Directors, currently serves on the Board of Directors of AppNeta and is a Managing Director for Bain Capital Venture Partners, LLC, which also has an ownership interest in AppNeta. Our investment is carried at cost as we have a non-controlling interest, the investment is not in substance common stock and we do not have significant influence over the operating and financial activities of AppNeta. During the year ended December 31, 2014, there were no indicators of impairment or change of circumstance that had a significant impact on the fair value of the investment. The investment is recorded in intangible assets and other, net in our consolidated balance sheets.

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

13. Income Taxes
U.S. and international components of income before income taxes were as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
U.S.	$66,871	$86,805	$83,188
International	35,725	34,698	31,331
Income before income taxes	$102,596	$121,503	$114,519
Income tax expense was composed of the following:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Current:
Federal	$25,549	$33,416	$32,300
State	1,560	896	927
International	2,256	1,127	937
	29,365	35,439	34,164
Deferred:
Federal	(3,225)	(1,624)	(489)
State	(31)	(268)	(20)
International	(1,626)	(1,822)	(479)
	(4,882)	(3,714)	(988)
	$24,483	$31,725	$33,176
The difference between the income tax expense derived by applying the federal statutory income tax rate to our income before income taxes and the amount recognized in our consolidated financial statements is as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Expense derived by applying the federal statutory income tax rate to income before income taxes	$35,909	$42,526	$40,081
State taxes, net of federal benefit	1,000	409	582
Permanent items	1,439	463	(275)
Domestic production activities deduction	(1,793)	(2,065)	(1,609)
Research and experimentation tax credits	(1,851)	(2,810)	—
Stock-based compensation	2,295	805	503
Effect of foreign operations	(12,516)	(7,603)	(6,106)
	$24,483	$31,725	$33,176

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

The components of the net deferred tax amounts recognized in the accompanying consolidated balance sheets were:

	December 31,
(in thousands)	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$156	$47
Accrued expenses	5,938	1,455
Stock-based compensation	9,860	6,683
Deferred revenue	176	255
Net operating loss	12,889	18,704
Property and equipment	—	790
Foreign royalty	431	65
Research and experimentation credits	2,092	2,177
Total deferred tax assets	31,542	30,176
Deferred tax liabilities:
Property and equipment	1,941	—
Prepaid expenses	1,399	961
Intangibles	24,341	28,325
Total deferred tax liabilities	27,681	29,286
Net deferred tax asset	$3,861	$890
At December 31, 2014 and 2013, we had net operating loss carry forwards for U.S. federal income tax purposes of approximately $29.1 million and $42.4 million, respectively, which are limited due to IRC Section 382 limitations. These U.S. federal net operating losses are available to offset future U.S. federal taxable income, and begin to expire at various dates from 2026 through 2033.
At December 31, 2014 and 2013, we had net operating loss carry forwards for certain U.S. state income tax purposes of approximately $28.1 million and $27.1 million, respectively, which are limited due to IRC Section 382. These U.S. state net operating losses are available to offset future U.S. state taxable income, and begin to expire in 2033.
At December 31, 2014 and 2013, we had foreign net operating loss carry forwards, excluding Canada, of approximately $1.1 million and $2.5 million, respectively, which are available to offset future foreign taxable income, and do not expire. Of these loss carry forwards, $0.4 million were generated from the excess tax benefit related to the exercise of stock options and therefore no current benefit has been recorded in the financial statements as of December 31, 2014. The recording of the excess tax benefit of approximately $0.1 million will be deferred, and will be recorded as a reduction in foreign income taxes payable, and an increase to stockholder’s equity, after the net operating losses have been utilized.
At December 31, 2014 and 2013, we had Canadian net operating loss carry forwards of approximately $1.9 million and $4.9 million, respectively, which are available to offset future Canadian taxable income, and begin to expire in 2029.
At December 31, 2014 and 2013, we had deductible scientific research and experimental development expenditure carry forwards of approximately $4.5 million and $6.7 million, respectively, which are available to offset future Canadian taxable income and do not expire.
At December 31, 2014 and 2013, we had Canadian scientific research and experimental development tax credit carry forwards of approximately $0.3 million and $0.2 million, respectively, which are available to offset future Canadian income tax, and begin to expire in 2026.
At December 31, 2014 and 2013, we had research and experimentation tax credit carry forwards of approximately $1.4 million and $1.8 million, respectively, which are available to offset future U.S. federal income tax. These U.S. federal tax credits begin to expire in 2021.
The federal research and experimentation tax credit was extended through December 31, 2014 by the signing of the Tax Increase Prevention Act of 2014. The income tax benefit related to the 2014 research and experimentation tax credit is reflected in our results of operations for the year ended December 31, 2014. The tax credit was previously extended by the signing of the

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

American Taxpayer Relief Act of 2012, or the 2012 Act, on January 2, 2013. The 2012 Act retroactively extended this tax credit from January 1, 2012 through December 31, 2013. Since the 2012 Act was enacted during 2013, the income tax benefit related to the 2012 research and experimentation tax credit was reflected in our results of operations for the year ended December 31, 2013.
We received a corporate income tax holiday in the Philippines which will expire in 2017 unless extended to 2020. The income tax benefit attributable to this holiday is insignificant as of December 31, 2014.
We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2014 and 2013, we have not recorded a valuation allowance as it is more likely than not that the deferred tax assets will be realized.
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
The cumulative amount of these undistributed earnings and the estimated amount of the unrecognized deferred tax liability associated with these undistributed earnings, which includes a benefit related to foreign tax credits generated by the repatriation of foreign earnings, would be approximately as follows:

	December 31,
(in thousands)	2014	2013	2012
Cumulative amount of these undistributed earnings	$152,422	$107,255	$70,256
Estimated amount of the unrecognized deferred tax liability associated with undistributed earnings	50,624	34,683	23,838
Gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate were as follows:

	December 31,
(in thousands)	2014	2013	2012
Gross unrecognized tax benefits	$15,264	$15,136	$8,776
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2014 and 2013, we had accrued interest and penalties related to unrecognized tax benefits of approximately $1.2 million and $0.6 million, respectively.
The aggregate changes in the balance of our gross unrecognized tax benefits, excluding accrued interest, were as follows:

	Year End December 31,
(in thousands)	2014	2013	2012
Balance, beginning of year	$15,136	$8,776	$3,992
Increases for tax positions related to the current year	984	5,681	4,890
Increases for tax positions related to prior years	—	679	—
Decreases for tax positions related to prior years	(856)	—	(106)
Reductions due to lapsed statute of limitations	—	—	—
Balance, end of year	$15,264	$15,136	$8,776
We do not believe that it is reasonably possible that our unrecognized tax benefits will significantly change in the next twelve months.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2013 tax years generally remain open and subject to examination by federal authorities. The 2007 through 2013 tax years generally remain open and subject to examination by the state tax authorities. The 2010 through 2013 tax years generally remain open and subject to examination by foreign tax authorities. During 2014, the U.S. Internal Revenue Service, or IRS,

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

concluded its examination of the 2008, 2009 and 2010 tax years. As a result of the IRS examination closure, we recorded an insignificant impact to the income tax provision and income tax liability during the year ended December 31, 2014. We are also under audit by the Indian Taxing Authority for the 2012 tax year. We are not currently under audit in any other taxing jurisdictions.
14. Commitments and Contingencies
Leases
At December 31, 2014, future minimum lease payments under non-cancellable operating leases were as follows:

(in thousands)
2015	$11,584
2016	10,675
2017	7,874
2018	7,898
2019	8,085
Thereafter	53,825
Total minimum lease payments	$99,941
Rent expense for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
Rent expense	$8,064	$5,298	$4,136

In April 2014, we moved into our new corporate headquarters in Austin, Texas, which has an initial lease term of thirteen years. In connection with the lease, the property owner provided a tenant improvement allowance of $8.0 million for leasehold improvements. For the year ended December 31, 2014, we received lease incentives of $7.1 million relating to tenant improvement allowances for leasehold improvements. The lease incentive liability will be amortized on a straight-line basis over the term of the lease as an offset to rent expense.
In May 2014, we ceased using our former corporate headquarters and recognized a loss in the year ended December 31, 2014 for the estimated fair value of our remaining obligation of $6.8 million. The lease abandonment costs are recorded in the consolidated statements of income in general and administrative expenses.
Other Commitments
In connection with our acquisition of Pingdom, in the second quarter of fiscal year 2014, we began to incur, and will continue to incur, an additional €7.4 million of compensation expense contingent upon fulfillment of specified future employment conditions. The compensation expense is recognized as general and administrative expense ratably over the requisite service period of twelve months and is expected to be paid in the first half of fiscal year 2015.
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

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

Registration Rights
We entered into an agreement in 2005 providing certain of our stockholders with rights to have the offer and sale of their shares of our common stock registered under the Securities Act of 1933, if requested by a majority of the holders of the shares. As of December 31, 2014, these registration rights have not been exercised.
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
We group our products into three categories including: network management, systems management and MSP and cloud. Our network management and systems management products are sold via a perpetual license while our MSP and cloud products are typically sold on a subscription basis. The following tables sets forth our revenue by product group:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Revenue
Network management	$252,162	$222,480	$198,518
Systems and application management	134,763	97,094	70,446
MSP and cloud	41,789	15,811	—
Total revenue	$428,714	$335,385	$268,964
We based revenue by geography on the billing address of each customer. The following table sets forth revenue and our net long-lived assets by geographic area:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Revenue
United States, country of domicile	$286,982	$227,008	$187,922
International	141,732	108,377	81,042
Total revenue	$428,714	$335,385	$268,964

	December 31,
(in thousands)	2014	2013	2012
Long-lived assets, net
United States, country of domicile	$84,269	$94,059	$62,045
Canada	21,528	26,982	17
All other international	21,310	13,972	16,911
Total long-lived assets, net	$127,107	$135,013	$78,973

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

16. Quarterly Results of Operations
The following table sets forth our unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters ended December 31, 2014. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
(in thousands, except per share data-unaudited)
Revenue	$118,439	$112,862	$101,504	$95,909	$97,093	$87,863	$77,519	$72,910
Gross profit	106,577	101,284	90,606	85,881	88,064	80,764	71,362	67,279
Income before income taxes	30,732	31,892	18,086	21,886	29,189	31,946	31,084	29,284
Net income	22,967	24,121	13,379	17,646	21,159	22,823	22,797	22,999
Basic earnings per share	$0.30	$0.32	$0.18	$0.23	$0.28	$0.30	$0.30	$0.31
Diluted earnings per share	$0.30	$0.32	$0.18	$0.23	$0.28	$0.30	$0.30	$0.30
Shares used in computation of basic earnings per share	75,778	75,508	75,411	75,207	75,119	75,371	75,250	74,987
Shares used in computation of diluted earnings per share	76,925	76,463	76,296	76,198	76,048	76,466	76,592	76,672

17. Subsidiary Guarantor
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
18. Subsequent Event
Acquisition
On January 28, 2015, we acquired Librato, Inc., or Librato, a cloud-based infrastructure monitoring company, for approximately $40.0 million in cash. By acquiring Librato, we have added cloud-based performance management solutions to our product portfolio. The transaction will be accounted for using the acquisition method of accounting. Accordingly, the results of operations of Librato since the acquisition date will be included in our condensed consolidated financial statements for the first quarter of 2015. We are in the process of gathering information to allocate the purchase price to the assets acquired

SolarWinds, Inc.
Notes to Consolidated Financial Statements—(Continued)

and liabilities assumed. All of the assets acquired and liabilities assumed in the transaction will be recognized at their acquisition date fair values.

SOLARWINDS, INC.
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions (Charge to Expense)	Deductions (Write-offs, net of Recoveries)	Ending Balance
Allowance for doubtful accounts, customers and other:
Year ended December 31, 2012	$192	$269	$190	$271
Year ended December 31, 2013	271	464	262	473
Year ended December 31, 2014	473	731	116	1,088

EXHIBIT INDEX

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated as of May 17, 2013 by and among SolarWinds Worldwide, LLC, North Acquisition Corp., N-able Technologies International, Inc., the Equity Holder Representatives and U.S. Bank, National Association***		8-K	001-34358	2.1	5/28/2013
2.2	Agreement and Plan of Merger and Reorganization dated as of October 1, 2013 by and among SolarWinds Worldwide, LLC, Optimus Acquisition Corp., Confio Corporation, the Equity Holder Representative and U.S. Bank, National Association***		8-K	001-34358	2.1	10/7/2013
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	333-162661	3.1	11/5/2009
3.2	Amended and Restated Bylaws of the Registrant		8-K	001-34358	3.1	9/24/2013
4.1	Specimen Common Stock Certificate of the Registrant		S-1/A	333-149851	4.1	7/18/2008
4.2	Form of Indenture		S-3	333-192180	4.5	11/7/2013
10.1	Form of Indemnification Agreement for directors and officers		S-1/A	333-149851	10.1	8/22/2008
10.2	Indemnification Agreement by and between the Registrant and Donald C. Yonce, dated July 22, 2008		S-1/A	333-149851	10.1A	8/22/2008
10.3	Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated December 13, 2005, with Amendment No. 1 to the Registration Rights Agreement by and among the Registrant and certain preferred and common stock holders, dated December 20, 2006		S-1	333-149851	4.4	3/21/2008
10.4	Amended and Restated Stock Incentive Plan #		S-1	333-149851	10.2	3/21/2008
10.5	Form of Stock Option Agreement under Amended and Restated Stock Incentive Plan (Standard Form) #		S-1	333-149851	10.3A	3/21/2008
10.6	Form of Stock Option Agreement under Amended and Restated Stock Incentive Plan (Early Exercise Form) #		S-1	333-149851	10.3B	3/21/2008
10.7	2008 Equity Incentive Plan #		S-1/A	333-149851	10.4	6/10/2008
10.8	Form of Stock Option Agreement under 2008 Equity Incentive Plan #		S-1/A	333-149851	10.5	6/10/2008
10.9	Form of Restricted Stock Purchase Agreement under 2008 Equity Incentive Plan #		S-1/A	333-149851	10.6	6/10/2008
10.10	Form of Restricted Stock Unit Agreement under 2008 Equity Incentive Plan #		S-1/A	333-149851	10.6A	6/10/2008
10.11	Registrant Bonus Plan #		8-K	001-34358	10.1	5/25/2010

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.12	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Kevin B. Thompson, dated February 23, 2011 #		10-K	001-34358	10.13	2/25/2011
10.13	Amended and Restated Employment Agreement between the Registrant, SolarWinds Worldwide, LLC, SolarWinds Australia Pty. Ltd. and Douglas G. Hibberd, dated January 31, 2011 #		10-K	001-34358	10.17	2/25/2011
10.14	Amendment to Amended and Restated Employment Agreement between the Registrant, SolarWinds Worldwide, LLC, SolarWinds Australia Pty. Ltd. and Douglas G. Hibberd, dated February 25, 2011 #		10-K	001-34358	10.17A	2/25/2011
10.15	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and J. Barton Kalsu, dated February 23, 2011 #		10-K	001-34358	10.19	2/25/2011
10.16	Employment Agreement between SolarWinds Worldwide, LLC and Jason Ream, dated October 1, 2013 #		10-Q	001-34358	10.3	10/30/2013
10.17	Amended and Restated Employment Agreement between SolarWinds Worldwide, LLC and Paul Strelzick, dated February 23, 2011 #		10-K	001-34358	10.21	2/25/2011
10.18	Credit Agreement, dated as of October 4, 2013, by and among SolarWinds, Inc., the Lenders referred to therein, Wells Fargo Bank, National Association, as administrative agent for the Lenders, and Wells Fargo Securities, LLC		8-K	001-34358	10.1	10/7/2013
10.19	Guaranty Agreement, dated as of October 4, 2013, by SolarWinds Worldwide, LLC in favor of and for the benefit of Wells Fargo Bank, National Association as administrative agent for the Lenders		8-K	001-34358	10.2	10/7/2013
21.1	List of subsidiaries of the Registrant	*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.3	Certification of Chief Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Label Linkbase Document	*
101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith
***
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SolarWinds, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.