Form 10-Q
period 2015-03-31
SolarWinds, Inc.
filed 2015-05-05
CIK 1428669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On May 1, 2015, 76,388,051 shares of common stock, par value $0.001 per share, were outstanding.

SOLARWINDS, INC.

The SolarWinds, Pingdom and Librato marks are the exclusive property of SolarWinds, Inc. or its affiliates, are registered with the U.S. Patent and Trademark Office, and may be registered or pending registration in other countries. All other SolarWinds trademarks, service marks, and logos may be common law marks, registered or pending registration in the United States or in other countries. All other trademarks mentioned herein are used for identification purposes only and may be or are trademarks or registered trademarks of their respective companies.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following: (a) the inability to generate significant volumes of sales leads from Internet search engines, marketing campaigns and traffic to our websites; (b) the inability to expand our sales operations effectively; (c) the inability to increase sales to existing customers and to attract new customers; (d) SolarWinds' ability to successfully identify, complete, and integrate acquisitions; (e) the possibility that general economic conditions or uncertainty cause information technology spending to be reduced or purchasing decisions to be delayed; (f) the timing and success of new product introductions and product upgrades by SolarWinds or its competitors; (g) the presence or absence of occasional large customer orders, including in particular those placed by the U.S. federal government; (h) the possibility that our operating income could fluctuate and may decline as a percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business; (i) potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity; and (j) such other risks and uncertainties described more fully under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2014 and our quarterly reports on Form 10-Q and other documents we file with the Securities and Exchange Commission. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially and adversely from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$221,573	$237,942
Short-term investments	18,239	12,384
Accounts receivable, net of allowances of $693 and $1,088 as of March 31, 2015 and December 31, 2014, respectively	52,886	50,791
Income tax receivable	2,926	128
Deferred taxes	9,456	8,350
Prepaid and other current assets	6,447	6,492
Total current assets	311,527	316,087
Property and equipment, net	24,962	23,614
Long-term investments	11,538	17,423
Deferred taxes	2,440	830
Goodwill	386,568	363,585
Intangible assets, net	87,408	93,046
Other assets, net	10,266	10,447
Total assets	$834,709	$825,032
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,182	$6,829
Accrued liabilities and other	26,182	35,276
Income taxes payable	1,482	2,351
Current portion of deferred revenue	159,140	154,799
Total current liabilities	194,986	199,255
Long-term liabilities:
Deferred revenue, net of current portion	9,675	8,609
Non-current deferred taxes	4,230	5,319
Other long-term liabilities	22,749	22,990
Total liabilities	231,640	236,173
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 76,368,473 and 75,911,349 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	76	76
Additional paid-in capital	290,079	279,584
Accumulated other comprehensive loss	(27,750)	(13,299)
Accumulated earnings	340,664	322,498
Total stockholders’ equity	603,069	588,859
Total liabilities and stockholders’ equity	$834,709	$825,032
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share information)
(Unaudited)

	Three months ended March 31,
	2015	2014
Revenue:
License	$42,362	$36,351
Maintenance and other	63,729	54,921
Subscription	10,701	4,637
Total revenue	116,792	95,909
Cost of license revenue	4,215	4,109
Cost of maintenance and other revenue	4,137	3,456
Cost of subscription revenue	4,227	2,463
Gross profit	104,213	85,881
Operating expenses:
Sales and marketing	43,392	33,980
Research and development	16,370	14,140
General and administrative	20,338	15,929
Total operating expenses	80,100	64,049
Operating income	24,113	21,832
Other income (expense):
Interest income	109	78
Interest expense	(103)	(219)
Other income, net	97	195
Total other income	103	54
Income before income taxes	24,216	21,886
Income tax expense	6,050	4,240
Net income	$18,166	$17,646
Net income per share:
Basic earnings per share	$0.24	$0.23
Diluted earnings per share	$0.24	$0.23
Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share	76,205	75,207
Shares used in computation of diluted earnings per share	77,191	76,198
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
Net income	$18,166	$17,646
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,483)	(47)
Unrealized gains on investments, net of income tax expense of $17 and $1 for the three months ended March 31, 2015 and 2014, respectively	32	2
Other comprehensive loss	(14,451)	(45)
Comprehensive income	$3,715	$17,601
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$18,166	$17,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,729	8,895
Provision for doubtful accounts	388	348
Stock-based compensation expense	12,325	10,207
Deferred taxes	1,325	(1,198)
Excess tax benefit from stock-based compensation	(2,587)	(2,986)
Premium on investments	(35)	—
Other non-cash expenses	548	385
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(4,318)	1,716
Income taxes receivable	(2,779)	(1,465)
Prepaid and other assets	63	(1,754)
Accounts payable	1,258	(753)
Accrued liabilities and other	(8,138)	(1,369)
Income taxes payable	1,547	1,122
Deferred revenue	10,362	8,608
Other long-term liabilities	(181)	3,189
Net cash provided by operating activities	37,673	42,591
Cash flows from investing activities
Purchases of investments	(1,701)	—
Maturities of investments	1,650	6,500
Purchases of property and equipment	(3,278)	(6,177)
Purchases of intangible assets	(48)	(117)
Acquisition of business, net of cash acquired	(39,942)	—
Net cash provided by (used in) investing activities	(43,319)	206
Cash flows from financing activities
Repurchase of common stock	(7,015)	(6,588)
Exercise of stock options	2,716	3,214
Excess tax benefit from stock-based compensation	2,587	2,986
Net cash used in financing activities	(1,712)	(388)
Effect of exchange rate changes on cash and cash equivalents	(9,011)	(47)
Net increase (decrease) in cash and cash equivalents	(16,369)	42,362
Cash and cash equivalents
Beginning of period	237,942	165,973
End of period	$221,573	$208,335
Supplemental disclosure of cash flow information
Cash paid for interest	$62	$182
Cash paid for income taxes	$5,727	$5,561
Non-cash investing transactions
Purchases of property and equipment included in accounts payable	$—	$3,661
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Summary of Significant Accounting Policies
Organization and Nature of Operations
SolarWinds, Inc., a Delaware corporation, and its subsidiaries (“we,” “us” or “our”) design, develop, market, sell and support enterprise-class information technology, or IT, infrastructure management software to IT and DevOps professionals in organizations of all sizes to manage on-premise, hybrid cloud and public cloud environments. Our product offerings range from individual software tools to more comprehensive software products that solve problems encountered every day by IT and DevOps professionals and help them to efficiently and effectively manage their network, systems, application and website infrastructures.
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
The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2015 are summarized below:

(in thousands)	Unrealized Gain (Loss) on Available-for-Sale Investments, net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(45)	$(13,254)	$(13,299)
Other comprehensive gain (loss) before reclassification	32	(14,483)	(14,451)
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	32	(14,483)	(14,451)
Balance at March 31, 2015	$(13)	$(27,737)	$(27,750)
2. Acquisitions
Librato Acquisition
In January 2015, we acquired Librato, Inc., or Librato, a cloud-based infrastructure monitoring company, for approximately $40.0 million in cash, including $0.1 million of cash acquired. The acquisition represents another step in our efforts to extend and connect performance management capabilities from on-premise IT infrastructure to cloud-based application environments. The acquisition was financed with available cash and we incurred $0.7 million in acquisition related costs, which are included in general and administrative expense for the three months ended March 31, 2015.
The initial determination of the fair value of the assets acquired and liabilities assumed, which includes approximately $30.9 million of goodwill, $4.0 million of intangible assets and $5.2 million of deferred tax assets, is based on a preliminary valuation and the estimates and assumptions for these items are subject to change as we obtain additional information during the measurement period. Subsequent changes to the purchase price or other fair value adjustments determined during the measurement period will be recorded as an adjustment to goodwill. The weighted average amortization period for the intangible assets is 5.0 years. Goodwill is not deductible for tax purposes.
The amounts of revenue and net loss related to the Librato acquisition included in our condensed consolidated financial statements from the effective date of the acquisition for the three months ended March 31, 2015 are insignificant. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described in Note 1 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income and earnings per share is not material.

The following table reflects the changes in goodwill for the three months ended March 31, 2015:

(in thousands)
Balance at December 31, 2014	$363,585
Acquisitions	30,948
Foreign currency translation and other adjustments	(7,965)
Balance at March 31, 2015	$386,568
Goodwill and indefinite-lived intangibles are assessed at the consolidated level for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that impairment may exist. We evaluate long-lived assets, including identifiable definite-lived intangibles and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of March 31, 2015, there were no indicators of impairment identified as a result of our review of events and circumstances related to our goodwill, indefinite-lived intangible assets or long-lived assets.
3. Investments
Our cash and cash equivalents as of March 31, 2015 and December 31, 2014 consisted of demand deposit accounts and money market funds. The following table summarizes our cash and cash equivalents:

	March 31,	December 31,
(in thousands)	2015	2014
Demand deposit accounts	$163,091	$169,387
Money market funds	58,482	68,555
Total cash and cash equivalents	$221,573	$237,942
Our short-term and long-term investments as of March 31, 2015 and December 31, 2014 consisted of available-for-sale securities, such as corporate bonds. The following table summarizes our short-term and long-term available-for-sale securities as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate bonds	$18,238	$6	$(5)	$18,239	$12,382	$5	$(3)	$12,384
Total short-term investments	$18,238	$6	$(5)	$18,239	$12,382	$5	$(3)	$12,384
Long-term investments:
Available-for-sale securities:
Corporate bonds	$11,560	$3	$(25)	$11,538	$17,494	$—	$(71)	$17,423
Total long-term investments	$11,560	$3	$(25)	$11,538	$17,494	$—	$(71)	$17,423

The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of March 31, 2015
Corporate bonds	$18,294	$(30)	$—	$—	$18,294	$(30)
	$18,294	$(30)	$—	$—	$18,294	$(30)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2014
Corporate bonds	$22,021	$(75)	$—	$—	$22,021	$(75)
	$22,021	$(75)	$—	$—	$22,021	$(75)
The following table summarizes the contractual underlying maturities of our available-for-sale securities as of March 31, 2015:

(in thousands)	Cost	Fair Value
Due in one year or less	$18,238	$18,239
Due after one year through five years	11,560	11,538
	$29,798	$29,777

4. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of March 31, 2015 and December 31, 2014. We did not have any financial liabilities as of March 31, 2015 or December 31, 2014.

	Fair Value Measurements at March 31, 2015 Using				Fair Value Measurements at December 31, 2014 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$58,482	$—	$—	$58,482	$68,555	$—	$—	$68,555
Total cash equivalents	58,482	—	—	58,482	68,555	—	—	68,555
Short-term investments:
Corporate bonds	—	18,239	—	18,239	—	12,384	—	12,384
Total short-term investments	—	18,239	—	18,239	—	12,384	—	12,384
Long-term investments:
Corporate bonds	—	11,538	—	11,538	—	17,423	—	17,423
Total long-term investments	—	11,538	—	11,538	—	17,423	—	17,423
Total assets	$58,482	$29,777	$—	$88,259	$68,555	$29,807	$—	$98,362
There have been no transfers between fair value measurement levels during the three months ended March 31, 2015.
5. Earnings Per Share
We computed basic earnings per share using the weighted-average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and vesting of restricted stock units using the treasury stock method.

A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three months ended March 31,
	2015	2014
(in thousands)
Basic earnings per share
Numerator:
Net income	$18,166	$17,646
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	76,205	75,207
Diluted earnings per share
Numerator:
Net income	$18,166	$17,646
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	76,205	75,207
Add options and restricted stock units to purchase common stock	986	991
Weighted-average common shares outstanding used in computing diluted earnings per share	77,191	76,198
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

	Three months ended March 31,
(in thousands)	2015	2014
Antidilutive shares	1,679	1,966
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options and vesting of restricted stock units. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises of stock options and vesting of restricted stock units.
6. Income Taxes
For the three months ended March 31, 2015 and 2014, we recorded income tax expense of $6.1 million and $4.2 million, respectively, resulting in an effective tax rate of 25.0% and 19.4%, respectively. The increase in the effective tax rate for the three months ended March 31, 2015 compared to the same period in 2014 was primarily attributable to a decrease in international earnings as a percentage of total earnings, which are generally taxed at lower tax rates, and an increase in permanent items that are non-deductible for tax purposes.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2015, we had accrued interest and penalties related to unrecognized tax benefits of approximately $1.0 million in our condensed consolidated balance sheet.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2013 tax years generally remain open and subject to examination by federal tax authorities. The 2007 through 2013 tax years generally remain open and subject to examination by the state tax authorities. The 2010 through 2013 tax years generally remain open and subject to examination by foreign tax authorities. During the three months ended March 31, 2015, we were notified that the U.S. Internal Revenue Service, or IRS, would examine tax years 2011 and 2012. The audit by the Indian Tax Authority for the 2012 tax year closed in the first quarter of 2015 with no adjustments. We are not currently under audit in any other taxing jurisdictions.

7. Commitments and Contingencies
Leases
In April 2015, we signed an amendment to the lease of our corporate headquarters in Austin, Texas, which extends the lease term of our existing space for an additional year, amends the base rent payable and expands the leased building space to approximately 348,000 square feet beginning in 2017. The amendment increases our expected lease payments by approximately $2.5 million for the year ended December 31, 2017, $3.3 million for the year ended December 31, 2018, $3.4 million for the year ended December 31, 2019 and $37.4 million for the years ended thereafter through the expiration of the lease in March 2028.
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
8. Subsidiary Guarantor
In November 2013, we filed an automatic shelf registration statement with the SEC, which enables us to offer and sell from time to time and in one or more offerings, an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, purchase contracts, purchase units or any combination thereof and is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of prevailing market conditions. Debt securities sold by us may be fully and unconditionally guaranteed on an unsecured basis by SolarWinds Worldwide, LLC, or SolarWinds Worldwide, our principal operating subsidiary. The guarantee is subject to release under certain customary circumstances. The indenture governing any debt securities that may be issued by SolarWinds, Inc. provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; and 2) the requirements under the terms of the indenture for defeasance or covenant defeasance or satisfaction and discharge have been satisfied. SolarWinds, Inc. has no independent assets or operations, and any other direct subsidiaries of SolarWinds, Inc. other than SolarWinds Worldwide are minor. The guarantee by SolarWinds Worldwide of any debt securities to be offered pursuant to the automatic shelf registration statement from time to time will be full and unconditional. There are no restrictions on the ability of SolarWinds, Inc. to obtain funds from SolarWinds Worldwide through dividends, loans or advances other than certain restrictions on intercompany indebtedness as set forth in the Credit Agreement.
9. Subsequent Event
In April 2015, we acquired Papertrail Inc., or Papertrail, a cloud-based log management company, for approximately $41.1 million in cash. By acquiring Papertrail, we extended our ability to help IT Pros, DevOps managers and developers quickly and easily monitor log data in order to troubleshoot application performance across on-premise, SaaS and cloud-based environments. The transaction will be accounted for using the acquisition method of accounting. Accordingly, the results of operations of Papertrail since the acquisition date will be included in our condensed consolidated financial statements for the second quarter of 2015. We are in the process of gathering information to allocate the purchase price to the assets acquired and liabilities assumed. All of the assets acquired and liabilities assumed in the transaction will be recognized at their acquisition date fair values.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a discussion of the uncertainties, risks and assumptions associated with these statements.
Overview
We design, develop, market, sell and support enterprise-class information technology, or IT, infrastructure management software to IT and DevOps professionals in organizations of all sizes to manage on-premise, hybrid cloud and public cloud environments. Our product offerings range from individual software tools to more comprehensive software products that solve problems encountered every day by IT and DevOps professionals and help them to efficiently and effectively manage their network, systems, application and website infrastructures. We are committed to offering products that are easy to find, easy to buy, easy to use and easy to maintain, while providing the power to address any IT management problem at any scale. Our customers include small- and mid-size businesses, large enterprises, managed service providers, or MSPs, and local, state and national government entities.
Key Financial Highlights
Key financial highlights for the first quarter of 2015 include the following:

•	Total revenue was $116.8 million for the first quarter of 2015 compared to $95.9 million for the first quarter of 2014, representing an increase of 21.8%;

•
Combined maintenance and subscription revenue for the first quarter of 2015 was $74.4 million compared to $59.6 million for the first quarter of 2014, representing 25.0% year-over-year growth in recurring revenue;

•
Operating income was $24.1 million and operating margin was 20.6% for the first quarter of 2015 compared to operating income of $21.8 million and operating margin of 22.8% for the first quarter of 2014;

•
Non-GAAP operating income was $48.0 million and non-GAAP operating margin was 41.1% for the first quarter of 2015 compared to non-GAAP operating income of $40.8 million and non-GAAP operating margin of 42.5% for the first quarter of 2014;

•	Net income was $18.2 million for the first quarter of 2015 compared to $17.6 million for the first quarter of 2014, representing an increase of 2.9%;

•
Net income was $0.24 per share on a fully diluted basis for the first quarter of 2015 compared to $0.23 per share on a fully diluted basis for the first quarter of 2014, representing an increase of 4.3%; and

•	Cash flow from operating activities was $37.7 million for the first quarter of 2015 compared to $42.6 million for the first quarter of 2014, representing a decrease of 11.5%.
In the first quarter of 2015, we continued to invest in areas that we believe are an important foundation for the long term growth of our business. For example:

•
We increased our investment in our marketing programs, team and systems, in an effort to increase the awareness of SolarWinds and our products as well as to better capture demand, and specifically to accomplish those goals more consistently for our different products and in our different geographies;

•
We increased our investment in our sales function in an effort to expand our sales efforts within our existing customer base, to better convert the demand that we capture through our marketing activities and to expand our sales team focused on the MSP market;

•
We increased our investment in product development in an effort to provide new technology and features that enhance the ability of our product portfolio to easily solve the problems our customers face on a daily basis; and

•	We invested in the expansion of our facilities, general and administrative resources and IT infrastructure to support the growth of our operations.

We are committed to our business model and have continued to focus on ways to leverage and refine our model. We believe our business model can be leveraged in the on-premise, hybrid cloud and public cloud environments. We believe we can expand our market opportunity in the hybrid IT environment by applying the key differentiating elements of our business model and continuing to provide powerful and scalable, easy-to-use and affordable software. Our strategic focus in 2015 is centered around the following initiatives:

•	Creating the ability to “manage all things IT;”

•
Improving the competitive position of our products by investing in new product features and infrastructure to manage performance of technology in on-premise, hybrid cloud and public cloud environments;

•	Acquiring and internally developing products that will expand our presence in our current markets or new markets;

•	Expanding our web presence, brand awareness and improving our communication with prospects and our current customer base both domestically and internationally;

•
Increasing our presence in several key geographic markets, including Asia-Pacific, Latin America, Europe, Middle East and Africa, through demand generation activity, marketing awareness, localized marketing material and new relationships with distributors and resellers;

•	Accelerating the rate at which we sell additional products to our existing install base;

•	Expanding our international operations company-wide to drive our competitive advantage; and

•	Driving high renewal rates of our maintenance and subscription customers by continuing to deliver ongoing value to our customer base.
We expect to continue to generate solid growth while delivering strong operating income and to increase our cash flows from operating activities with our disciplined approach to investing in our business combined with our large market opportunity.
Acquisitions
We have made multiple acquisitions of businesses as part of our growth strategy and expect to continue to pursue acquisitions that will enable us to enter new markets, or new segments of our existing markets, by bringing new product offerings to market more quickly than we can develop them internally.
In January 2015, we acquired Librato, Inc., or Librato, a cloud-based infrastructure monitoring company, for approximately $40.0 million in cash. Librato enables full-stack performance monitoring of infrastructure and applications on public clouds or in a company's own data centers. The acquisition of Librato represents another step in our efforts to extend and connect performance management capabilities from on-premise IT infrastructure to cloud-based application environments.
In April 2015, we acquired Papertrail Inc., or Papertrail, a cloud-based log management company, for approximately $41.1 million in cash. By acquiring Papertrail, we extended our ability to help IT Pros, DevOps managers and developers quickly and easily monitor log data in order to troubleshoot application performance across on-premise, SaaS and cloud-based environments.
We account for our acquisitions using the acquisition method of accounting. Accordingly, the financial results of our acquisitions are included in our condensed consolidated financial results since the applicable acquisition dates. See Note 2, Acquisitions, and Note 9, Subsequent Event, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion.
Key Business Metrics
We review a number of key business metrics to help us monitor the performance of our business model and to identify trends affecting our business. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:
Revenue Growth
Revenue growth includes the growth in our license, maintenance and subscription revenue, which are critical to our long-term success. We have employed a differentiated business model for marketing and selling high volumes of enterprise-class software, which is focused on revenue growth at high operating margins. We have built a financial and operational model that focuses on the long-term value of our customer relationships. After the initial new license or subscription purchase, our goal is to create opportunities for sales of additional products, license or subscription upgrades and renewal purchases from the customer. This is an important component of our financial model and future revenue growth. This model is based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our IT management products. Our recurring revenue, which consists of maintenance and subscription revenue, is reflective of the relationship we have built with our customers. We regularly review our total revenue growth to measure the success of our investments and strategic business decisions. Our revenue growth percentages were 21.8% and 31.5% for the first quarter of 2015 and 2014, respectively. We currently expect our total revenue growth to be approximately 19% to 23% for the fiscal year 2015.
Non-GAAP Operating Income and Non-GAAP Operating Margin
Our management uses non-GAAP operating income and non-GAAP operating margin as key measures of our performance. Because our non-GAAP operating income excludes certain items such as amortization of intangible assets, stock-based compensation and related employer-paid payroll taxes, certain acquisition related adjustments and restructuring charges that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance, particularly with respect to changes in performance from period to period. We use non-GAAP operating income and non-GAAP operating margin in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income and non-GAAP operating margin is not determined in accordance with GAAP and is not a substitute for, or superior to, financial measures determined in accordance with GAAP. Our GAAP operating margins were 20.6% and 22.8% for the first quarter of 2015 and 2014, respectively. Our non-GAAP operating margins were 41.1% and 42.5% for the first quarter of 2015 and 2014, respectively. We currently expect our non-GAAP operating margin to be approximately 40% to 41% for fiscal year 2015.
For further discussion regarding non-GAAP financial measures including non-GAAP operating income and non-GAAP operating margin, see “Non-GAAP Financial Measures” below.
Opportunities, Trends and Uncertainties
Businesses, governments and other organizations are increasingly relying on networks, systems, and applications to execute their operations, facilitate their internal and external communications and transact business with their customers and partners. The size of these networks, the number of applications and servers, and the complexity of physical and virtual server environments are increasing as organizations place more reliance on them. In addition, business initiatives to capture, store and analyze an increasing amount of organizational data are creating new IT management challenges. Furthermore, the adoption of cloud computing technologies, which is shifting a growing number of critical workloads off premises, is also creating new IT management complexities and placing increasing importance on the performance of IT assets as compute resources become more distributed. The development and evolution of cloud computing technologies is also allowing a growing number of small and mid-size organizations to rely upon MSPs for their IT management needs, whereby the MSP becomes responsible for managing the performance of the technology infrastructure of that organization.
In order to address these challenges, we offer a cohesive portfolio of powerful, yet easy-to-use and affordably priced IT management products spanning networks, systems, application and web performance management across on-premise, hybrid cloud and public cloud environments. We believe that IT-related trends and the limitations of existing offerings present a significant market opportunity for our products. We expect our revenue to continue to grow as we capitalize on these limitations and other market opportunities through acquisitions and development. Our ability to grow revenue will depend on a number of factors and assumptions, many of which are outside of our control. Further, any revenue growth and operating synergies of our acquired products and businesses depends on our ability to successfully integrate those products and businesses and may be lower than expected if we are unable to do so in the future.
In the first quarter of 2015, we recognized 25.8% of our revenue from sales by our international subsidiaries, which includes all subsidiaries outside of North America. We have experienced and may continue to experience fluctuations in foreign exchange rates for some of the international currencies in which we sell our products. The recent strengthening of the U.S. dollar against most foreign currencies has resulted in reduced revenues for our international subsidiaries upon the translation of foreign currency denominated revenue transactions. If further weakening of these international currencies occurs, we expect revenues in future periods may be adversely affected.
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
We expect the U.S. federal government will continue to represent a significant market opportunity, as we believe the ease of deployment, power and scalability of our products gives us a competitive advantage to sell to various agencies and departments of the U.S. federal government. We have experienced and expect to continue to experience inconsistency in the buying pattern of the U.S. federal government for larger transactions with our products. Many of our larger transactions, both new licenses and maintenance renewals, with the U.S. federal government are dependent on specific projects that are largely dependent on systems integrators, distributors and resellers whose purchases from us have been difficult to predict.
Key Components of Our Results of Operations
Sources of Revenue
Our revenue is primarily comprised of license, maintenance and subscription revenue.
License, Maintenance and Other Revenue. We primarily license our software under perpetual licenses, which ordinarily include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new perpetual licenses and upgrades of license size to our software. We have experienced annual growth in license revenue. Maintenance revenue is an important source of our future revenue. Customers can renew, and generally have renewed, their maintenance agreements at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. We have experienced strong and consistent annual growth in maintenance and other revenue. Because our maintenance base has continued to grow each year due to new license sales, high customer retention and acquisitions, we expect maintenance revenue to continue to increase in absolute dollars in future periods.
Subscription Revenue. We primarily derive subscription revenue from fees received from our MSP customers for time-based arrangements and our software-as-a-service, or SaaS, offerings. We also include the fees from sales of the Pingdom cloud products, which we acquired in late June 2014, and Librato cloud products, which we acquired in late January 2015, in our subscription revenue. We currently sell our subscription products separately from our perpetual license offerings.
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
The amortization of developed product technologies can vary significantly each period based on the size and timing of our acquisitions. We expect our cost of revenue to increase in absolute dollars and to fluctuate as a percentage of revenue as we acquire additional companies or cloud technologies that require additional hosting and server costs and as we increase our headcount to support new customers and product offerings.
Operating Expenses
We classify our operating expenses into three categories: sales and marketing, research and development, and general and administrative.
Our operating expenses primarily consist of personnel costs, marketing program costs, contract research and development costs and legal, accounting, consulting and other professional service fees. Personnel costs for each category of operating expenses primarily include employee compensation costs and facility overhead costs. We include restructuring charges related to severance and relocation in the employee's respective department.
Our operating expenses increased in absolute dollars and as a percentage of revenue in the first quarter of 2015 compared to the first quarter of 2014, as we have continued to add employees, build infrastructure and expand programs through acquisitions and organic growth across all departments in order to accelerate and support our growth. We continued to invest in product development, marketing and sales for initiatives we believe are important to our long-term goals. These investments focused on the marketing and sales of our existing products and on the expansion of our product portfolio to solve additional problems for our customers. The number of full-time employees as of March 31, 2015 was 1,755, as compared to 1,357 as of March 31, 2014.
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
Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives, commissions earned by our sales personnel, the cost of marketing programs such as paid search, other online advertising, search engine optimization, trade shows, website maintenance and design and the cost of business development programs. We expect to continue to hire sales personnel in the United States and in our international sales offices to drive new license and subscription sales growth. We also expect to continue to invest in our websites, online user community site, brand awareness initiatives and marketing programs to drive new customer adoption and support our new product launches.
Research and Development. Research and development expenses primarily consist of personnel costs for our product development employees and executives and, to a lesser extent, contractor fees. We have devoted our development efforts primarily to expanding our product line and increasing the functionality and enhancing the ease-of-use of our software products. We have significantly increased our research and development employee headcount through the continued expansion of our research and development center in the Czech Republic and through acquisitions. We expect to continue to invest in our research and development activities by hiring engineers in our international locations as well as in the United States.
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
Income Tax Expense
Income tax expense primarily consists of corporate income taxes related to profits resulting from the sale of our software offerings by our five entities that sell our software, two in the United States, one in Canada, one in Ireland and one in Sweden. The rate of taxation on income earned by our U.S. entities is higher than the rate of taxation on income earned by our Canadian, Irish and Swedish entities. If our international income, as a percentage of total income, increases as we expect, then our effective income tax rate should correspondingly decline. However, our effective tax rate may be affected by many other factors, such as changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, the impact of accounting for uncertain tax positions, changes in our international structure, shifts in the amount of taxable income earned in the United States, as compared with other regions in the world, and changes in overall levels of income before tax.
We benefited from the tax credit incentives under the U.S. research and experimentation credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit expired on December 31, 2014, and if not renewed under similar terms as in prior years, the result could have a material impact on our financial results.

Comparison of the Three Months Ended March 31, 2015 and 2014
The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Three months ended March 31,
	2015	% of Revenue	2014	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$42,362	36.3%	$36,351	37.9%	$6,011
Maintenance and other	63,729	54.6	54,921	57.3	8,808
Subscription	10,701	9.2	4,637	4.8	6,064
Total revenue	116,792	100.0	95,909	100.0	20,883
Cost of revenue	12,579	10.8	10,028	10.5	2,551
Gross profit	104,213	89.2	85,881	89.5	18,332
Operating expenses:
Sales and marketing	43,392	37.2	33,980	35.4	9,412
Research and development	16,370	14.0	14,140	14.7	2,230
General and administrative	20,338	17.4	15,929	16.6	4,409
Total operating expenses	80,100	68.6	64,049	66.8	16,051
Operating income	24,113	20.6	21,832	22.8	2,281
Other income (expense):
Interest income	109	0.1	78	0.1	31
Interest expense	(103)	(0.1)	(219)	(0.2)	116
Other income, net	97	0.1	195	0.2	(98)
Total other income	103	0.1	54	0.1	49
Income before income taxes	24,216	20.7	21,886	22.8	2,330
Income tax expense	6,050	5.2	4,240	4.4	1,810
Net income	$18,166	15.6%	$17,646	18.4%	$520
Revenue
Revenue increased $20.9 million, or 21.8%, in the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014. Total revenue by product group was $66.7 million and $58.1 million for network management, $36.1 million and $29.8 million for systems and application management and $14.0 million and $8.0 million for our MSP and cloud products for the quarters ended March 31, 2015 and 2014, respectively.
Our revenue from our international subsidiaries was 25.8% and 28.0% of total revenue in the first quarter of 2015 and 2014, respectively. Revenue from our international subsidiaries decreased as a percentage of revenue in the first quarter of 2015 as compared to the first quarter of 2014 primarily due to the strengthening of the U.S. dollar against international currencies, which resulted in reduced revenues upon translation. Total revenue was reduced by approximately 4% due to the decline in foreign exchange rates during the first quarter of 2015 as compared to the first quarter of 2014. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods.
License, Maintenance and Other Revenue
License revenue increased $6.0 million, or 16.5%, primarily due to increased sales of our network management products and, to a lesser extent, our systems and application management products. The increase in license revenue was partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Our commercial core product transaction volume growth was 9.9% in the first quarter of 2015 as compared to the first quarter of 2014. In the first quarter of 2015, the commercial core average transaction size for new license sales was approximately $8,000, as compared to approximately $7,700 in the first quarter of 2014. We calculate our average transaction size and product transaction volume growth using commercial core transactions only, which exclude any transactions that consist solely of our transactional products sold on a stand-alone basis, our MSP products, or our cloud products.

Maintenance and other revenue increased $8.8 million, or 16.0%, due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. We have maintained high customer retention and have continued to increase our renewal base each quarter as we have begun to renew and recognize the maintenance revenue associated with our acquired products.
Subscription Revenue
Subscription revenue increased $6.1 million, or 130.8%, primarily due to the growth of subscription sales of our MSP products combined with high customer retention, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Cost of Revenue
Cost of revenue increased $2.6 million, or 25.4%, in the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014.
Cost of License, Maintenance and Other Revenue. Cost of license revenue increased by $0.1 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to the amortization of acquired product technologies associated with our acquisitions. Cost of maintenance revenue also increased $0.7 million, primarily due to increased personnel costs, which includes an increase in stock-based compensation expense of $0.1 million, to support new customers and additional product offerings from acquisitions.
Cost of Subscription Revenue. Cost of subscription revenue increased by $1.8 million in the first quarter of 2015 compared to the first quarter of 2014. The increase was primarily due to a $0.7 million increase in amortization of acquired developed product technologies associated with our acquisitions, a $0.7 million increase in royalty, hosting and server fees related to our subscription products and a $0.4 million increase in personnel costs, which includes a $0.1 million increase in stock-based compensation expense.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $9.4 million, or 27.7%, in the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014. Our sales and marketing personnel costs increased $5.3 million, which includes an increase of $0.6 million in stock-based compensation expense, primarily due to the addition of headcount on our sales teams, and to a lesser extent, our marketing teams. Marketing program costs increased $3.5 million due to the increased investment around demand generation and brand awareness to create and better capture the demand for our products. Our sales expense, which includes maintenance renewals, remained consistent as a percentage of revenue in the first quarter of 2015 as compared to the same period in 2014.
Research and Development. Research and development expenses increased $2.2 million, or 15.8%, in the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014 due to the addition of product development personnel in order to add new technology, features and functions to our portfolio of products. We increased our research and development headcount through both organic growth and acquisitions. Due to this growth, our personnel costs increased $3.1 million, including a $0.4 million increase in stock-based compensation expenses. This increase was offset by a decrease in contract services of $0.9 million in the first quarter of 2015 as compared to the first quarter of 2014.
General and Administrative. General and administrative expenses increased $4.4 million, or 27.7%, in the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014. This increase was primarily due to a $2.8 million increase in acquisition related costs, primarily related to deferred compensation expense, and a $2.2 million increase in personnel costs, which includes an increase in stock-based compensation expense of $0.9 million.
Income Tax Expense
Our income tax expense increased by $1.8 million in the quarter ended March 31, 2015 as compared to the same period in 2014. Our effective tax rate increased from 19.4% in the quarter ended March 31, 2014 to 25.0% in the quarter ended March 31, 2015, which was primarily attributable to a decrease in international earnings as a percentage of total earnings, which are generally taxed at lower tax rates, and an increase in permanent items that are non-deductible for tax purposes.

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
Non-GAAP Operating Income and Non-GAAP Operating Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014
GAAP operating income	$24,113	$21,832
Amortization of intangible assets (1)	8,134	7,559
Stock-based compensation expense and related employer-paid payroll taxes (2)	13,315	10,794
Acquisition related adjustments (3)	2,795	(3)
Restructuring charges (4)	(327)	574
Non-GAAP operating income	$48,030	$40,756
GAAP operating margin	20.6%	22.8%
Non-GAAP operating margin	41.1%	42.5%
Non-GAAP operating income increased for the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to year-over-year increases in the sales of our products offset by the increased investment in our sales and marketing teams.

Stock-based compensation expense and related employer-paid payroll taxes increased in the first quarter of 2015 as compared to 2014, primarily due to increased share-based incentive awards issued to employees and, to a lesser extent, the awards to employees added through organic growth and acquisitions. Our acquisition related adjustments increased in the three months ended March 31, 2015, primarily due to increases in deferred compensation expense related to acquisitions.
Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Share

	Three Months Ended March 31,
(in thousands, except per share information)	2015	2014
GAAP net income	$18,166	$17,646
Amortization of intangible assets (1)	8,134	7,559
Stock-based compensation expense and related employer-paid payroll taxes (2)	13,315	10,794
Acquisition related adjustments (3)	2,795	(3)
Restructuring charges (4)	(327)	574
Tax benefits associated with above adjustments (5)	(6,308)	(5,422)
Non-GAAP net income	$35,775	$31,148
Weighted-average number of shares used in computing diluted earnings per share	77,191	76,198
GAAP diluted earnings per share	$0.24	$0.23
Non-GAAP diluted earnings per share (6)	$0.46	$0.41
Non-GAAP net income for the three months ended March 31, 2015 increased as compared to the same period in 2014 primarily due to the increases in non-GAAP operating income discussed above and the income tax effects associated with the non-GAAP adjustments.
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

Liquidity and Capital Resources
Cash and cash equivalents and short-term and long-term investments were $251.4 million as of March 31, 2015. Our international subsidiaries held approximately $98.2 million of cash and cash equivalents, of which 75.3% was held in Euros as of March 31, 2015. We currently intend that the earnings generated by our international operations will be invested indefinitely in those operations and we do not expect to repatriate those earnings to our domestic operations. If we were to try and repatriate these earnings, we would incur a U.S. federal income tax liability that is not currently accrued in our condensed consolidated financial statements.
Our available cash and cash equivalents are primarily held in bank deposits and money market funds at March 31, 2015. Our short-term and long-term investments, classified as available-for-sale securities, consist of corporate bonds held in investment accounts in the United States.
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
Summarized cash flow information is as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net cash provided by operating activities	$37,673	$42,591
Net cash provided by (used in) investing activities	(43,319)	206
Net cash used in financing activities	(1,712)	(388)
Effect of exchange rate changes	(9,011)	(47)
Net increase (decrease) in cash and cash equivalents	(16,369)	42,362

Operating Activities
The decrease of $4.9 million in cash provided by operating activities for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily related to changes in operating assets and liabilities, such as a decrease in accrued liabilities and other and an increase in accounts receivable, both of which result in operating cash outflows. These cash outflows were offset by increases in net income adjusted for non-cash expenses such as deferred taxes, stock-based compensation and depreciation and amortization.
The change in cash flows relating to operating activities resulted from changes in operating assets and liabilities and is primarily driven by the sales of our software and maintenance renewals. The significant changes in operating assets and liabilities include the following:

•
Deferred revenue increased to $168.8 million at March 31, 2015 as compared to $163.4 million at December 31, 2014, resulting in an increase in operating liabilities and reflecting a cash inflow of $10.4 million for the three months ended March 31, 2015. The cash inflow resulting from the change in deferred revenue differs from the change in the deferred revenue from the condensed consolidated balance sheets because the cash flow excludes the impact of changes in foreign currency exchange rates used to translate the balances from our foreign subsidiaries' functional currency into U.S. dollars and deferred revenue from acquisitions. Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from maintenance fees.

•
Accrued liabilities and other decreased to $26.2 million at March 31, 2015 as compared to $35.3 million at December 31, 2014, resulting in a decrease in operating liabilities and reflecting a cash outflow of $8.1 million for the three months ended March 31, 2015. This decrease in accrued liabilities and resulting cash outflow was primarily a result of annual company-wide bonus payments for the 2014 fiscal year accrued at December 31, 2014 and paid during the first quarter of 2015, along with a decrease in deferred compensation accrued related to acquisitions.

•
Accounts receivable increased to $52.9 million at March 31, 2015 as compared to $50.8 million at December 31, 2014 resulting in an increase in operating assets and reflecting a cash outflow of $4.3 million for the three months ended March 31, 2015. Our accounts receivable balance fluctuates from period to period depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts, which affects our cash flow from operating activities. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.7 million and $0.8 million at March 31, 2015 and 2014, respectively. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 40.8 days and 41.0 days at March 31, 2015 and 2014, respectively.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2015 was primarily related to $39.9 million of cash used for the acquisition of Librato (refer to Note 2, Acquisitions, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I, for additional details).
Net cash provided by investing activities for the three months ended March 31, 2014 was primarily related to $6.5 million of proceeds from maturities of investments, offset by $6.2 million of cash used to purchase property and equipment. The purchases of property and equipment primarily related to leasehold improvements and other additions to our new corporate headquarters. We received $3.1 million in tenant improvement allowances related to the purchase of leasehold improvements during the first quarter of 2014.
We expect our capital expenditures for the remaining nine months of 2015 to be approximately $20 to $25 million, primarily related to purchases of leasehold improvements, equipment and furniture in our domestic and international office locations to support their continued growth.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2015 was primarily related to repurchases of common stock of $7.0 million for shares withheld and retired to satisfy tax withholding requirements related to the settlement of restricted stock units during the period. These repurchases were offset by $2.7 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock-based awards of $2.6 million, which is a reduction in cash payments related to income taxes.
Net cash used in financing activities for the three months ended March 31, 2014 was primarily related to repurchases of common stock of $6.6 million. These repurchases were related to 0.1 million shares of our common stock repurchased under our share repurchase program for an aggregate purchase price of $2.7 million and $3.9 million of shares withheld and retired for tax withholding requirements on restricted stock units. The repurchases were offset by $3.2 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock option exercises of $3.0 million, which is a reduction in cash payments related to income taxes.
Anticipated Cash Flows
We believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our Credit Agreement will be sufficient to fund our operations and our commitments for capital expenditures for at least the next 12 months.
Our Credit Agreement, which we entered on October 4, 2013 with a syndicated group of lenders, provides for an unsecured $125.0 million five-year revolving credit facility that is comprised of revolving loans and swingline loans and, subject to certain requirements, may be increased up to an additional $75.0 million for a maximum aggregate commitment of $200.0 million. As of March 31, 2015, there were no outstanding borrowings under a revolving loan under the Credit Agreement. The facility remains outstanding through October 4, 2018.
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
Contractual Obligations and Commitments
As of March 31, 2015, there have been no material changes in our contractual obligations and commitments that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
In April 2015, we signed an amendment to the lease of our corporate headquarters in Austin, Texas to lease additional office space beginning in 2017. The amendment increases our expected lease payments by approximately $2.5 million for the year ended December 31, 2017, $3.3 million for the year ended December 31, 2018, $3.4 million for the year ended December 31, 2019 and $37.4 million for the years ended thereafter through the expiration of the lease in March 2028. See Note 7, Commitment and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion.
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
A full description of our critical accounting policies that involve significant management judgment appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on February 23, 2015 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” There have been no material changes to our critical accounting policies and estimates since that time.
Recent Accounting Pronouncements
See Note 1, Summary of Significant Accounting Polices, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
During the first quarter of 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain financial market risks, including the following:
Interest Rate Risk
We had cash and cash equivalents of $221.6 million and $237.9 million at March 31, 2015 and December 31, 2014, respectively. We also had total short-term and long-term investments classified as available-for-sale securities of $29.8 million at March 31, 2015 and December 31, 2014. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds, and our available-for-sale securities consist of corporate bonds held in investment accounts in the United States. We hold cash, cash equivalents and available-for-sale securities for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at March 31, 2015. Our portfolio of available-for-sale securities classified as investments is subject to market risk due to changes in interest rates. Changes in interest rates could impact our future investment income, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investment securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Foreign Currency Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our international subsidiaries was approximately 25.8% of our total revenue for the three months ended March 31, 2015. The foreign currencies that we invoice and on which we collect are primarily the Euro, British Pound Sterling and Australian Dollar. Expenses incurred by our international subsidiaries are, generally, denominated in the local currency of the subsidiary. Our condensed consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies.
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of March 31, 2015, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of income was insignificant for the first quarter of 2015.
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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, our Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings and claims arising in our ordinary course of business. At this time, neither we nor any of our subsidiaries is a party to, and none of our respective property is the subject of, any material legal proceeding. However, the outcome of legal proceedings and claims brought against us are subject to significant uncertainty. Therefore, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management’s expectations, our consolidated financial statements for a particular period could be materially adversely affected. See the risk factor “Litigation exposure related to our pending and any future litigation could adversely affect our results of operations, profitability and cash flows” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Risk Factors.”
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

SOLARWINDS, INC.

Dated:	May 5, 2015	By:	/s/ JASON REAM

Jason Ream
Executive Vice President, Finance and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	333-162661	3.1	11/5/2009
3.2	Amended and Restated Bylaws of the Registrant		8-K	001-34358	3.1	9/24/2013
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.3	Certification of Chief Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Label Linkbase Document	*
101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

*	Filed herewith
**	Furnished herewith