Form 10-Q
period 2015-06-30
SolarWinds, Inc.
filed 2015-07-30
CIK 1428669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On July 28, 2015, 76,602,703 shares of common stock, par value $0.001 per share, were outstanding.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following: (a) the inability to generate significant volumes of sales leads from Internet search engines, marketing campaigns and traffic to our websites; (b) the inability to expand our sales operations effectively; (c) the inability to increase sales to existing customers and to attract new customers; (d) the presence or absence of occasional large customer orders, including in particular those placed by the U.S. federal government; (e) the ability to successfully identify, complete, and integrate acquisitions; (f) the possibility that general economic conditions or uncertainty cause information technology spending to be reduced or purchasing decisions to be delayed; (g) the timing and success of new product introductions and product upgrades by SolarWinds or its competitors; (h) the possibility that our operating income could fluctuate and may decline as a percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business; (i) potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity; and (j) such other risks and uncertainties described more fully under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2014 and our quarterly reports on Form 10-Q and other documents we file with the Securities and Exchange Commission. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially and adversely from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$226,076	$237,942
Short-term investments	20,327	12,384
Accounts receivable, net of allowances of $637 and $1,088 as of June 30, 2015 and December 31, 2014, respectively	47,613	50,791
Income tax receivable	2,031	128
Deferred taxes	7,308	8,350
Prepaid and other current assets	6,517	6,492
Total current assets	309,872	316,087
Property and equipment, net	28,602	23,614
Long-term investments	9,387	17,423
Deferred taxes	3,449	830
Goodwill	431,853	363,585
Intangible assets, net	85,534	93,046
Other assets, net	10,234	10,447
Total assets	$878,931	$825,032
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,275	$6,829
Accrued liabilities and other	19,103	35,276
Income taxes payable	2,012	2,351
Current portion of deferred revenue	168,906	154,799
Total current liabilities	198,296	199,255
Long-term liabilities:
Deferred revenue, net of current portion	10,316	8,609
Non-current deferred taxes	3,621	5,319
Other long-term liabilities	24,364	22,990
Total liabilities	236,597	236,173
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 76,575,254 and 75,911,349 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	77	76
Additional paid-in capital	304,457	279,584
Accumulated other comprehensive loss	(25,009)	(13,299)
Accumulated earnings	362,809	322,498
Total stockholders’ equity	642,334	588,859
Total liabilities and stockholders’ equity	$878,931	$825,032
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
License	$38,591	$37,636	$80,953	$73,987
Maintenance and other	67,556	58,035	131,285	112,956
Subscription	12,929	5,833	23,630	10,470
Total revenue	119,076	101,504	235,868	197,413
Cost of license revenue	4,371	4,112	8,586	8,221
Cost of maintenance and other revenue	4,130	3,875	8,267	7,331
Cost of subscription revenue	4,920	2,911	9,147	5,374
Gross profit	105,655	90,606	209,868	176,487
Operating expenses:
Sales and marketing	43,193	35,254	86,585	69,234
Research and development	15,133	13,883	31,503	28,023
General and administrative	19,399	23,263	39,737	39,192
Total operating expenses	77,725	72,400	157,825	136,449
Operating income	27,930	18,206	52,043	40,038
Other income (expense):
Interest income	108	83	217	161
Interest expense	(88)	(216)	(191)	(435)
Other income, net	2,356	13	2,453	208
Total other income (expense)	2,376	(120)	2,479	(66)
Income before income taxes	30,306	18,086	54,522	39,972
Income tax expense	8,161	4,707	14,211	8,947
Net income	$22,145	$13,379	$40,311	$31,025
Net income per share:
Basic earnings per share	$0.29	$0.18	$0.53	$0.41
Diluted earnings per share	$0.29	$0.18	$0.52	$0.41
Weighted average shares used to compute net income per share:
Shares used in computation of basic earnings per share	76,476	75,411	76,339	75,308
Shares used in computation of diluted earnings per share	77,400	76,296	77,306	76,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$22,145	$13,379	$40,311	$31,025
Other comprehensive income (loss):
Foreign currency translation adjustment	2,761	(927)	(11,722)	(974)
Unrealized gains (losses) on investments, net of income tax expense (benefit) of $(11) and $2 for the three months ended June 30, 2015 and 2014, respectively, and $6 and $3 for the six months ended June 30, 2015 and 2014, respectively	(20)	3	12	5
Other comprehensive income (loss)	2,741	(924)	(11,710)	(969)
Comprehensive income	$24,886	$12,455	$28,601	$30,056
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$40,311	$31,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,952	17,722
Provision for doubtful accounts	689	473
Stock-based compensation expense	24,727	18,799
Deferred taxes	1,876	(4,492)
Excess tax benefit from stock-based compensation	(3,565)	(3,401)
Premium on investments	(156)	—
Other non-cash expenses	1,039	1,133
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	764	3,524
Income taxes receivable	(1,921)	3,078
Prepaid and other assets	37	(2,574)
Accounts payable	1,322	(1,857)
Accrued liabilities and other	(16,766)	12,116
Income taxes payable	3,260	1,017
Deferred revenue	19,634	10,638
Other long-term liabilities	1,177	6,343
Net cash provided by operating activities	92,380	93,544
Cash flows from investing activities
Purchases of investments	(5,745)	—
Maturities of investments	5,650	10,015
Purchases of property and equipment	(7,051)	(14,316)
Purchases of intangible assets	(131)	(185)
Acquisition of businesses, net of cash acquired	(90,067)	(63,996)
Net cash used in investing activities	(97,344)	(68,482)
Cash flows from financing activities
Repurchase of common stock	(8,651)	(9,844)
Exercise of stock options	5,411	4,128
Excess tax benefit from stock-based compensation	3,565	3,401
Net cash provided by (used in) financing activities	325	(2,315)
Effect of exchange rate changes on cash and cash equivalents	(7,227)	(1,503)
Net increase (decrease) in cash and cash equivalents	(11,866)	21,244
Cash and cash equivalents
Beginning of period	237,942	165,973
End of period	$226,076	$187,217
Supplemental disclosure of cash flow information
Cash paid for interest	$125	$330
Cash paid for income taxes	$10,684	$8,940
Non-cash investing transactions
Purchases of property and equipment included in accrued liabilities	$1,393	$486
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board, or IASB, issued a converged standard to provide updated guidance on recognizing revenue from contracts with customers. The new guidance replaces the existing revenue recognition guidance under GAAP. The new guidance includes a five-step process for companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, the standard enhances the disclosure requirements regarding revenue and specifies the accounting for some costs to obtain or fulfill a contract with a customer. The updated accounting guidance is effective for interim and annual periods beginning after December 15, 2016; however, the FASB has recently approved a one-year deferral of the effective date. Early adoption is permitted, but not before the effective date of the original standard. The standard permits the use of either the retrospective or cumulative effect transition method. We expect to adopt the updated guidance in the first quarter of fiscal year 2018. We are still evaluating transition methods and the impact of the new revenue recognition guidance.
Fair Value Measurements
We apply the authoritative guidance on fair value measurements for financial assets and liabilities that are measured at fair value on a recurring basis and non-financial assets and liabilities, such as goodwill, intangible assets and property, plant and equipment, that are measured at fair value on a non-recurring basis.

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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2015 are summarized below:

(in thousands)	Unrealized Gain (Loss) on Available-for-Sale Investments, net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(45)	$(13,254)	$(13,299)
Other comprehensive gain (loss) before reclassification	12	(11,722)	(11,710)
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	12	(11,722)	(11,710)
Balance at June 30, 2015	$(33)	$(24,976)	$(25,009)
2. Acquisitions
Librato Acquisition
In January 2015, we acquired Librato, Inc., or Librato, a cloud-based infrastructure monitoring company, for approximately $40.0 million in cash, including $0.1 million of cash acquired. The acquisition represents another step in our efforts to extend and connect performance management capabilities from on-premise IT infrastructure to cloud-based application environments. The acquisition was financed with available cash and we incurred $0.7 million in acquisition related costs, which are included in general and administrative expense for the six months ended June 30, 2015.
The initial determination of the fair value of the assets acquired and liabilities assumed, which includes approximately $31.0 million of goodwill, $4.0 million of intangible assets and $5.2 million of deferred tax assets, is based on a preliminary valuation and the estimates and assumptions for these items are subject to change as we obtain additional information during the measurement period. Subsequent changes to the purchase price or certain other fair value adjustments determined during the measurement period will be recorded as an adjustment to goodwill. The weighted average amortization period for the intangible assets is 5.0 years. Goodwill for this acquisition is not deductible for tax purposes.
Papertrail Acquisition
In April 2015, we acquired Papertrail Inc., or Papertrail, a cloud-based log management company, for approximately $41.1 million in cash, including $0.1 million of cash acquired. By acquiring Papertrail, we extended our ability to help IT professionals, DevOps professionals and developers quickly and easily monitor log data in order to troubleshoot application performance across cloud-based and on-premise infrastructure environments. The acquisition was financed with available cash and we incurred $0.6 million in acquisition related costs, which are included in general and administrative expense for the six months ended June 30, 2015.
The initial determination of the fair value of the assets acquired and liabilities assumed, which includes approximately $37.2 million of goodwill and $3.8 million of intangible assets, is based on a preliminary valuation and the estimates and assumptions for these items are subject to change as we obtain additional information during the measurement period. Subsequent changes to the purchase price or certain other fair value adjustments determined during the measurement period will be recorded as an adjustment to goodwill. The weighted average amortization period for the intangible assets is 4.4 years. Goodwill for this acquisition is deductible for tax purposes.
The following table summarizes the fair value of the acquired identifiable intangible assets and weighted average useful lives for our Librato and Papertrail acquisitions:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Developed product technologies	$5,390	5
Customer relationships	2,380	4
Non-competition covenant	109	3
Total identifiable intangible assets	$7,879
The amounts of revenue and net loss related to our 2015 acquisitions included in our condensed consolidated financial statements from the effective date of the acquisitions for the six months ended June 30, 2015 are insignificant. We recognize revenue on the acquired products in accordance with our revenue recognition policy, as described in Note 1 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Pro forma information for the acquisitions has not been provided because the impact of the historical results of operations of the acquired businesses on our revenue, net income and earnings per share is not material.
The following table reflects the changes in goodwill for the six months ended June 30, 2015:

(in thousands)
Balance at December 31, 2014	$363,585
Acquisitions	74,732
Foreign currency translation and other adjustments	(6,464)
Balance at June 30, 2015	$431,853
Goodwill and indefinite-lived intangibles are assessed at the consolidated level for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that impairment may exist. We evaluate long-lived assets, including identifiable definite-lived intangibles and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of June 30, 2015, there were no indicators of impairment identified as a result of our review of events and circumstances related to our goodwill, indefinite-lived intangible assets or long-lived assets.
3. Investments
Our cash and cash equivalents as of June 30, 2015 and December 31, 2014 consisted of bank deposit accounts and money market funds. The following table summarizes our cash and cash equivalents:

	June 30,	December 31,
(in thousands)	2015	2014
Bank deposit accounts	$201,561	$169,387
Money market funds	24,515	68,555
Total cash and cash equivalents	$226,076	$237,942

Our short-term and long-term investments as of June 30, 2015 and December 31, 2014 consisted of available-for-sale securities, such as corporate bonds. The following table summarizes our short-term and long-term available-for-sale securities as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate bonds	$20,350	$3	$(26)	$20,327	$12,382	$5	$(3)	$12,384
Total short-term investments	$20,350	$3	$(26)	$20,327	$12,382	$5	$(3)	$12,384
Long-term investments:
Available-for-sale securities:
Corporate bonds	$9,415	$—	$(28)	$9,387	$17,494	$—	$(71)	$17,423
Total long-term investments	$9,415	$—	$(28)	$9,387	$17,494	$—	$(71)	$17,423
The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of June 30, 2015
Corporate bonds	$22,345	$(54)	$—	$—	$22,345	$(54)
	$22,345	$(54)	$—	$—	$22,345	$(54)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2014
Corporate bonds	$22,021	$(75)	$—	$—	$22,021	$(75)
	$22,021	$(75)	$—	$—	$22,021	$(75)
The following table summarizes the contractual underlying maturities of our available-for-sale securities as of June 30, 2015:

(in thousands)	Cost	Fair Value
Due in one year or less	$20,350	$20,327
Due after one year through five years	9,415	9,387
	$29,765	$29,714

4. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of June 30, 2015 and December 31, 2014. We did not have any financial liabilities as of June 30, 2015 or December 31, 2014.

	Fair Value Measurements at June 30, 2015 Using				Fair Value Measurements at December 31, 2014 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$24,515	$—	$—	$24,515	$68,555	$—	$—	$68,555
Total cash equivalents	24,515	—	—	24,515	68,555	—	—	68,555
Short-term investments:
Corporate bonds	—	20,327	—	20,327	—	12,384	—	12,384
Total short-term investments	—	20,327	—	20,327	—	12,384	—	12,384
Long-term investments:
Corporate bonds	—	9,387	—	9,387	—	17,423	—	17,423
Total long-term investments	—	9,387	—	9,387	—	17,423	—	17,423
Total assets	$24,515	$29,714	$—	$54,229	$68,555	$29,807	$—	$98,362
There have been no transfers between fair value measurement levels during the six months ended June 30, 2015.
5. Earnings Per Share
We computed basic earnings per share using the weighted average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and vesting of restricted stock units using the treasury stock method.

A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
(in thousands)
Basic earnings per share
Numerator:
Net income	$22,145	$13,379	$40,311	$31,025
Denominator:
Weighted average common shares outstanding used in computing basic earnings per share	76,476	75,411	76,339	75,308
Diluted earnings per share
Numerator:
Net income	$22,145	$13,379	$40,311	$31,025
Denominator:
Weighted average common shares outstanding used in computing basic earnings per share	76,476	75,411	76,339	75,308
Add options and restricted stock units to purchase common stock	924	885	967	937
Weighted average common shares outstanding used in computing diluted earnings per share	77,400	76,296	77,306	76,245
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Antidilutive shares	1,762	2,094	1,762	2,018
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options and vesting of restricted stock units. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises of stock options and vesting of restricted stock units.
6. Income Taxes
For the three months ended June 30, 2015 and 2014, we recorded income tax expense of $8.2 million and $4.7 million, respectively, resulting in an effective tax rate of 26.9% and 26.0%, respectively. For the six months ended June 30, 2015 and 2014, we recorded income tax expense of $14.2 million and $8.9 million, respectively, resulting in an effective tax rate of 26.1% and 22.4%, respectively. The increase in the effective tax rate for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to a decrease in international earnings as a percentage of total earnings, which are generally taxed at lower tax rates, and an increase in permanent items that are non-deductible for tax purposes.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2015, we included accrued interest and penalties related to unrecognized tax benefits of approximately $1.1 million in our condensed consolidated balance sheet.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2013 tax years generally remain open and subject to examination by federal tax authorities. The 2007 through 2013 tax years generally remain open and subject to examination by the state tax authorities. The 2010 through 2014 tax years generally remain open and subject to examination by foreign tax authorities. During the first quarter of 2015, we were notified that the U.S. Internal Revenue Service, or IRS, would examine tax years 2011 and 2012. The audit by the Indian Tax Authority for the

2012 tax year closed in the first quarter of 2015 with no adjustments. We are also under audit by the Indian Tax Authority for the 2013 tax year. We are not currently under audit in any other taxing jurisdictions.
7. Commitments and Contingencies
Leases
In April 2015, we signed an amendment to the lease of our corporate headquarters in Austin, Texas, which extends the lease term of our existing space for an additional year, amends the base rent payable and expands the leased building space to approximately 348,000 square feet beginning in 2017. The amendment increases our expected lease payments by approximately $2.5 million for the year ending December 31, 2017, $3.3 million for the year ending December 31, 2018, $3.4 million for the year ending December 31, 2019 and $37.4 million for the years ending thereafter through the expiration of the lease in March 2028.
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
8. Subsidiary Guarantor
In November 2013, we filed an automatic shelf registration statement with the SEC, which enables us to offer and sell from time to time and in one or more offerings, an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, purchase contracts, purchase units or any combination thereof and is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of prevailing market conditions. Debt securities sold by us may be fully and unconditionally guaranteed on an unsecured basis by SolarWinds Worldwide, LLC, or SolarWinds Worldwide, our principal operating subsidiary. The guarantee is subject to release under certain customary circumstances. The indenture governing any debt securities that may be issued by SolarWinds, Inc. provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; and 2) the requirements under the terms of the indenture for defeasance or covenant defeasance or satisfaction and discharge have been satisfied. SolarWinds, Inc. has no independent assets or operations, and any other direct subsidiaries of SolarWinds, Inc. other than SolarWinds Worldwide are minor. The guarantee by SolarWinds Worldwide of any debt securities to be offered pursuant to the automatic shelf registration statement from time to time will be full and unconditional. There are no restrictions on the ability of SolarWinds, Inc. to obtain funds from SolarWinds Worldwide through dividends, loans or advances other than certain restrictions on intercompany indebtedness as set forth in the Credit Agreement, dated as of October 4, 2013, by and among SolarWinds, Inc., the Lenders referred to therein, Wells Fargo Bank, National Association, as administrative agent for the Lenders, and Wells Fargo Securities, LLC (the “Credit Agreement”).
9. Subsequent Event
In July 2015, we announced that our Board of Directors had approved a share repurchase program, authorizing us to purchase up to $200.0 million of our outstanding common stock. We expect the repurchases will occur over the next 12 months although the exact timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. We expect to fund the program using a combination of our cash on hand, cash generated from operations and borrowings under our Credit Agreement. The program may be extended, suspended or discontinued at any time without prior notice.

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
Key Financial Highlights
Key financial highlights for the first half of 2015 include the following:

•	Total revenue was $235.9 million for the first half of 2015 compared to $197.4 million for the first half of 2014, representing an increase of 19.5%;

•
Combined maintenance and subscription revenue for the first half of 2015 was $154.9 million compared to $123.4 million for the first half of 2014, representing 25.5% year-over-year growth in recurring revenue;

•	Operating income was $52.0 million and operating margin was 22.1% for the first half of 2015 compared to operating income of $40.0 million and operating margin of 20.3% for the first half of 2014;

•
Non-GAAP operating income was $99.5 million and non-GAAP operating margin was 42.2% for the first half of 2015 compared to non-GAAP operating income of $83.5 million and non-GAAP operating margin of 42.3% for the first half of 2014;

•	Net income was $40.3 million for the first half of 2015 compared to $31.0 million for the first half of 2014, representing an increase of 29.9%;

•
Net income was $0.52 per share on a fully diluted basis for the first half of 2015 compared to $0.41 per share on a fully diluted basis for the first half of 2014, representing an increase of 26.8%; and

•	Cash flow from operating activities was $92.4 million for the first half of 2015 compared to $93.5 million for the first half of 2014, representing a decrease of 1.2%.
In the first half of 2015, we continued to invest in areas that we believe are an important foundation for the long term growth of our business. For example:

•
We increased our investment in our marketing programs, teams and systems, in an effort to increase the awareness of SolarWinds and our products and with the intent to better capture demand, and specifically to accomplish those goals more consistently for our different products and in our different geographies;

•
We increased our investment in our sales function to expand our sales efforts focused on our existing customer base, in an effort to better convert the demand that we capture through our marketing activities and to expand our sales team focused on the MSP market;

•
We increased our investment in product development in an effort to provide new technology and features that enhance the ability of our products to easily solve the problems our customers face on a daily basis; and

•	We invested in the expansion of our facilities, general and administrative resources and IT infrastructure to support the growth of our operations.

We are committed to our business model and have continued to focus on ways to leverage and refine our model. We believe our business model can be used to serve customers managing the performance of on-premise, hybrid cloud and public cloud environments. We believe we can expand our market opportunity while applying the key differentiating elements of our business model and continuing to provide powerful and scalable, easy-to-use and affordable software. Our strategic focus in 2015 is centered around the following initiatives:

•	Creating the ability to “manage all things IT;”

•
Improving the competitive position of our products by investing in new product features and infrastructure to manage performance of technology in on-premise, hybrid cloud and public cloud environments;

•	Developing or acquiring products that will expand our presence in our current markets or new markets;

•	Expanding our web presence, brand awareness and improving our communication with prospects and our current customer base both domestically and internationally;

•	Accelerating the rate at which we sell additional products to our existing install base;

•
Increasing our presence in several key geographic markets, including Asia-Pacific, Latin America, Europe, Middle East and Africa, through demand generation activity, marketing awareness, localized marketing material and new relationships with distributors and resellers;

•	Expanding our international operations company-wide to drive our competitive advantage; and

•	Driving high renewal rates from our maintenance and subscription customers by continuing to deliver ongoing value to our customer base.
Acquisitions
We have made multiple acquisitions of businesses as part of our growth strategy and expect to continue to pursue acquisitions that will enable us to enter new markets, or new segments of our existing markets, by bringing new product offerings to market more quickly than we can develop them internally.
In January 2015, we acquired Librato, Inc., or Librato, a cloud-based infrastructure monitoring company, for approximately $40.0 million in cash. Librato enables full-stack performance monitoring of infrastructure and applications in public cloud environments or in a company's own data centers. The acquisition of Librato represents another step in our efforts to extend and connect performance management capabilities from on-premise IT infrastructure to cloud-based application environments.
In April 2015, we acquired Papertrail Inc., or Papertrail, a cloud-based log management company, for approximately $41.1 million in cash. By acquiring Papertrail, we extended our ability to help IT professionals, DevOps professionals and developers quickly and easily monitor log data in order to troubleshoot application performance across cloud-based and on-premise infrastructure environments.
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
Revenue Growth
Revenue growth includes the growth in our license, maintenance and subscription revenue, which are critical to our long-term success. We have employed a differentiated business model for marketing and selling high volumes of enterprise-class software, which is focused on revenue growth at high operating margins. We have built a financial and operational model that focuses on the long-term value of our customer relationships. After the initial new license or subscription purchase, our goal is to create opportunities for sales of additional products, license or subscription upgrades and renewal purchases from the customer. This is an important component of our financial model and future revenue growth. This model is based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our IT management products. Our recurring revenue, which consists of maintenance and subscription revenue, is reflective of the relationship we have built with our customers. We regularly review our total revenue growth to measure the success of our investments and strategic business decisions. Our revenue growth percentages were 19.5% and 31.2% for the first half of 2015 and 2014, respectively.
Non-GAAP Operating Income and Non-GAAP Operating Margin
Our management uses non-GAAP operating income and non-GAAP operating margin as key measures of our performance. Because our non-GAAP operating income excludes certain items such as amortization of intangible assets, stock-based compensation and related employer-paid payroll taxes, certain acquisition related adjustments and restructuring charges that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance, particularly with respect to changes in performance from period to period. We use non-GAAP operating income and non-GAAP operating margin in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income and non-GAAP operating margin is not determined in accordance with GAAP and is not a substitute for, or superior to, financial measures determined in accordance with GAAP. Our GAAP operating margins were 22.1% and 20.3% for the first half of 2015 and 2014, respectively. Our non-GAAP operating margins were 42.2% and 42.3% for the first half of 2015 and 2014, respectively.
For further discussion regarding non-GAAP financial measures including non-GAAP operating income and non-GAAP operating margin, see “Non-GAAP Financial Measures” below.
Opportunities, Trends and Uncertainties
Businesses, governments and other organizations are increasingly relying on networks, systems, and applications to execute their operations, facilitate their internal and external communications and transact business with their customers and partners. The size of these networks, the number of applications and servers, and the complexity of physical and virtual server environments are increasing as organizations place more reliance on them. Business initiatives to capture, store and analyze an increasing amount of organizational data are creating new IT management challenges. Furthermore, the adoption of cloud computing technologies, which is shifting a growing number of critical workloads off premises, is also creating new IT management complexities and placing increasing importance on technology performance as compute resources become more distributed. The development and evolution of cloud computing technologies is also allowing a growing number of small and mid-size organizations to rely upon MSPs for their IT management needs, whereby the MSP becomes responsible for managing the performance of the technology infrastructure of that organization.
In order to address these challenges, we offer a cohesive portfolio of powerful, yet easy-to-use and affordably priced IT management products spanning network, system, application and cloud performance management across on-premise, hybrid cloud and public cloud environments. We believe that IT-related trends and the limitations of existing offerings present a significant market opportunity for our products. We expect our revenue to continue to grow as we capitalize on these limitations and other market opportunities through development of new products and acquisitions. Our ability to grow revenue will depend on a number of factors and assumptions, many of which are outside of our control. Further, any revenue growth and operating synergies from acquired products and businesses depends on our ability to successfully integrate those products and businesses and may be lower than expected if we are unable to do so in the future.
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
In the second quarter of 2015, we recognized 26.3% of our revenue from sales by our international subsidiaries, which includes all subsidiaries outside of North America. We have experienced and may continue to experience fluctuations in foreign exchange rates for some of the international currencies in which we sell our products. The relative strength of the U.S. dollar against most foreign currencies has resulted in reduced revenues for our international subsidiaries upon the translation of foreign currency denominated revenue transactions. If further weakening of these international currencies occurs, we expect revenues in future periods may be adversely affected.
We expect the U.S. federal government will continue to represent a significant market opportunity, as we believe the ease of deployment, and the power and scalability of our products give us a competitive advantage to sell to various agencies and departments of the U.S. federal government. Sales for our U.S. federal business tend to peak in the third quarter of each calendar year, as September 30 is the fiscal year end for the U.S. federal government, and we expect that the third quarter of fiscal year 2015 will be consistent with this trend. However, we have experienced, and expect to continue to experience, inconsistency in the buying pattern of the U.S. federal government for larger transactions with our products. Many of our larger transactions, both new licenses and maintenance renewals, with the U.S. federal government are dependent on specific projects that are largely dependent on systems integrators, distributors and resellers whose purchases from us have been difficult to predict.
Key Components of Our Results of Operations
Sources of Revenue
Our revenue is primarily comprised of license, maintenance and subscription revenue.
License, Maintenance and Other Revenue. We primarily license our software under perpetual licenses, which ordinarily include one year of maintenance as part of the initial purchase price of the product. License revenue reflects the revenue recognized from sales of new perpetual licenses and upgrades of license size to our software. We have experienced annual growth in license revenue. Maintenance revenue is an important source of our future revenue. Customers can renew, and generally have renewed, their maintenance agreements at our standard list maintenance renewal pricing for their software products. Current customers with maintenance agreements are entitled to receive unspecified upgrades or enhancements when and if they become available. We have experienced strong annual growth in maintenance and other revenue. Because our maintenance base has continued to grow each year due to new license sales, high customer retention and acquisitions, we expect maintenance revenue to continue to increase in absolute dollars in future periods.
Subscription Revenue. Subscription revenue includes fees received from our MSP customers for time-based arrangements and fees from subscriptions to our cloud SaaS products. Our cloud products include Pingdom, Librato and Papertrail. We currently sell our subscription products separately from our perpetual license offerings.
Cost of Revenue
Cost of revenue primarily consists of amortization of acquired developed product technologies, personnel costs related to providing technical support services and royalty fees and server and hosting fees. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for technical support personnel, as well as an allocation of overhead costs, such as facilities and technology costs, including related depreciation, employee benefit costs, insurance and other corporate costs. We allocate stock-based compensation expense and related employer-paid payroll taxes to personnel costs based on the expense category in which the option or restricted stock unit holder works. We allocate overhead to personnel costs in each expense category based on worldwide headcount in that category. Royalty fees are primarily related to original equipment manufacturer, or OEM, arrangements in our MSP business.
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
Our operating expenses primarily consist of personnel costs, marketing program costs and legal, accounting, consulting and other professional service fees. We include restructuring charges related to severance and relocation in the employee's respective department.
Our operating expenses increased in absolute dollars and decreased as a percentage of revenue in the first half of 2015 compared to the first half of 2014, as we have continued to add employees, build infrastructure and expand programs through acquisitions and organic growth across all departments in order to support our growth. We continued to invest in product development and marketing and sales for initiatives we believe are important to our long-term goals. These investments focused on the marketing and sales of our existing products and on the expansion of our product portfolio to solve additional problems for our customers. The number of full-time employees as of June 30, 2015 was 1,801, as compared to 1,492 as of June 30, 2014.
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

Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs for our sales, marketing and business development employees and executives, commissions earned by our sales personnel, the cost of marketing programs such as paid search, other online advertising, search engine optimization, trade shows, website maintenance and design and the cost of business development programs. We expect to continue to hire sales personnel in the United States and in our international sales offices to drive new license and subscription sales growth at a rate consistent with our business growth. We also expect to continue to invest in our websites, online user community site, brand awareness initiatives and marketing programs to drive new customer adoption and support our new product launches.
Research and Development. Research and development expenses primarily consist of personnel costs for our product development employees and executives and, to a lesser extent, contractor fees. We have devoted our development efforts primarily to increasing the functionality and enhancing the ease-of-use of our software products and to expanding our product line. Our research and development employee headcount has increased through the continued expansion of our research and development center in the Czech Republic and through acquisitions. We expect to continue to invest in our research and development activities by hiring engineers in our international locations as well as in the United States.
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
Other Income (Expense)
Other income (expense) primarily consists of interest income, interest expense, transactional foreign exchange gains (losses), foreign exchange contracts gains (losses) and grant income from the Czech Republic related to the expansion of our facilities.
Income Tax Expense
Income tax expense primarily consists of corporate income taxes related to profits resulting from the sale of our software offerings by our six entities that sell our software, three in the United States, one in Canada, one in Ireland and one in Sweden. The rate of taxation on income earned by our U.S. entities is higher than the rate of taxation on income earned by our Canadian, Irish and Swedish entities. If our international income, as a percentage of total income, increases as we expect, then our effective income tax rate should correspondingly decline. However, our effective tax rate may be affected by many other factors, such as changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, the impact of accounting for uncertain tax positions, changes in our international structure, shifts in the amount of taxable income earned in the United States, as compared with other regions in the world, and changes in overall levels of income before tax.
We benefited from the tax credit incentives under the U.S. research and experimentation credit extended to taxpayers engaged in qualified research and experimental activities while carrying on a trade or business. The tax credit expired on December 31, 2014, and if not renewed under similar terms as in prior years, the result could have a material impact on our financial results.

Comparison of the Three Months Ended June 30, 2015 and 2014
The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Three months ended June 30,
	2015	% of Revenue	2014	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$38,591	32.4%	$37,636	37.1%	$955
Maintenance and other	67,556	56.7	58,035	57.2	9,521
Subscription	12,929	10.9	5,833	5.7	7,096
Total revenue	119,076	100.0	101,504	100.0	17,572
Cost of revenue	13,421	11.3	10,898	10.7	2,523
Gross profit	105,655	88.7	90,606	89.3	15,049
Operating expenses:
Sales and marketing	43,193	36.3	35,254	34.7	7,939
Research and development	15,133	12.7	13,883	13.7	1,250
General and administrative	19,399	16.3	23,263	22.9	(3,864)
Total operating expenses	77,725	65.3	72,400	71.3	5,325
Operating income	27,930	23.5	18,206	17.9	9,724
Other income (expense):
Interest income	108	0.1	83	0.1	25
Interest expense	(88)	(0.1)	(216)	(0.2)	128
Other income, net	2,356	2.0	13	—	2,343
Total other income (expense)	2,376	2.0	(120)	(0.1)	2,496
Income before income taxes	30,306	25.5	18,086	17.8	12,220
Income tax expense	8,161	6.9	4,707	4.6	3,454
Net income	$22,145	18.6%	$13,379	13.2%	$8,766
Revenue
Revenue increased $17.6 million, or 17.3%, in the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014. Total revenue by product group was $66.8 million and $60.3 million for network management, $36.0 million and $31.7 million for systems and application management and $16.3 million and $9.5 million for our MSP and cloud products for the quarters ended June 30, 2015 and 2014, respectively.
Revenue from our international subsidiaries was 26.3% and 27.5% of total revenue in the second quarter of 2015 and 2014, respectively. Revenue from our international subsidiaries decreased as a percentage of revenue in the second quarter of 2015 as compared to the second quarter of 2014 primarily due to the strengthening of the U.S. dollar against international currencies, which resulted in reduced revenues upon translation. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods.
License, Maintenance and Other Revenue
License revenue increased $1.0 million, or 2.5%, in the quarter ended June 30, 2015, primarily due to increased sales of our network management products, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar and the lower quality of the demand that we captured in our marketing activities.
Our commercial core product transaction volume growth was 2.6% in the second quarter of 2015 as compared to the second quarter of 2014. The commercial core average transaction size for new license sales was approximately $8,200 in both the second quarter of 2015 and 2014. We calculate our average transaction size and product transaction volume growth using commercial core transactions only, which exclude any transactions that consist solely of our transactional products, our MSP products and our cloud products.

Maintenance and other revenue increased $9.5 million, or 16.4%, due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. We have maintained high customer retention and have continued to increase our renewal base each quarter.
Subscription Revenue
Subscription revenue increased $7.1 million, or 121.7%, primarily due to the growth of subscription sales of our MSP products and the addition of our cloud products combined with high customer retention. These increases were partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Cost of Revenue
Cost of revenue increased $2.5 million, or 23.2%, in the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014.
Cost of License, Maintenance and Other Revenue. Cost of license revenue increased by $0.3 million in the second quarter of 2015 compared to the second quarter of 2014, primarily due to the amortization of acquired developed product technologies. Cost of maintenance revenue also increased $0.3 million, primarily due to increased personnel costs, which includes an increase in stock-based compensation expense of $0.1 million.
Cost of Subscription Revenue. Cost of subscription revenue increased by $2.0 million in the second quarter of 2015 compared to the second quarter of 2014. The increase was primarily due to a $0.9 million increase in royalty, hosting and server fees related to our subscription products, a $0.8 million increase in amortization of acquired developed product technologies and a $0.3 million increase in personnel costs, which includes a $0.1 million increase in stock-based compensation expense.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $7.9 million, or 22.5%, in the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014. Marketing program costs increased $4.6 million due to the increased investment in demand generation and brand awareness in an effort to improve and better capture the demand for our products. Our sales and marketing personnel costs increased $2.7 million, which includes an increase of $1.0 million in stock-based compensation expense, primarily due to the increase in headcount on our sales and maintenance renewal teams, and, to a lesser extent, our marketing teams. Our sales expense, which includes maintenance renewals, remained consistent as a percentage of revenue in the second quarter of 2015 as compared to the same period in 2014.
Research and Development. Research and development expenses increased $1.3 million, or 9.0%, in the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014 due to the addition of product development personnel in order to add new technology, features and functions to our portfolio of products. We increased our research and development headcount through both organic growth and acquisitions. Due to this growth, our personnel costs increased $2.0 million, including a $1.4 million increase in stock-based compensation expenses. This increase was offset by a decrease in contract services of $0.9 million in the second quarter of 2015 as compared to the second quarter of 2014.
General and Administrative. General and administrative expenses decreased $3.9 million, or 16.6%, in the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014. This decrease is primarily due to a $6.8 million lease abandonment charge for our former corporate headquarters that was recorded in the second quarter of 2014. This decrease was offset by a $1.0 million increase in acquisition related costs, primarily related to deferred compensation expense, and a $1.0 million increase in personnel costs, which includes an increase in stock-based compensation expense of $1.3 million.
Income Tax Expense
Our income tax expense increased by $3.5 million in the quarter ended June 30, 2015 as compared to the same period in 2014. Our effective tax rate increased from 26.0% in the quarter ended June 30, 2014 to 26.9% in the quarter ended June 30, 2015, primarily due to a decrease in international earnings as a percentage of total earnings, which are generally taxed at lower tax rates, and an increase in permanent items that are non-deductible for tax purposes.

Comparison of the Six Months Ended June 30, 2015 and 2014
The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Six months ended June 30,
	2015	% of Revenue	2014	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$80,953	34.3%	$73,987	37.5%	$6,966
Maintenance and other	131,285	55.7	112,956	57.2	18,329
Subscription	23,630	10.0	10,470	5.3	13,160
Total revenue	235,868	100.0	197,413	100.0	38,455
Cost of revenue	26,000	11.0	20,926	10.6	5,074
Gross profit	209,868	89.0	176,487	89.4	33,381
Operating expenses:
Sales and marketing	86,585	36.7	69,234	35.1	17,351
Research and development	31,503	13.4	28,023	14.2	3,480
General and administrative	39,737	16.8	39,192	19.9	545
Total operating expenses	157,825	66.9	136,449	69.1	21,376
Operating income	52,043	22.1	40,038	20.3	12,005
Other income (expense):
Interest income	217	0.1	161	0.1	56
Interest expense	(191)	(0.1)	(435)	(0.2)	244
Other income, net	2,453	1.0	208	0.1	2,245
Total other income (expense)	2,479	1.1	(66)	—	2,545
Income before income taxes	54,522	23.1	39,972	20.2	14,550
Income tax expense	14,211	6.0	8,947	4.5	5,264
Net income	$40,311	17.1%	$31,025	15.7%	$9,286
Revenue
Revenue increased $38.5 million, or 19.5%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Total revenue by product group was $133.5 million and $118.5 million for network management, $72.1 million and $61.5 million for systems and application management and $30.3 million and $17.5 million for our MSP and cloud products for the six months ended June 30, 2015 and 2014, respectively.
Revenue from our international subsidiaries was 26.1% and 27.8% of total revenue in the first half of 2015 and 2014, respectively. Revenue from our international subsidiaries decreased as a percentage of revenue in the first half of 2015 as compared to the first half of 2014 primarily due to the strengthening of the U.S. dollar against international currencies, which resulted in reduced revenues upon translation. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods.
License, Maintenance and Other Revenue
License revenue increased $7.0 million, or 9.4%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to increased sales of our network management products, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar and the lower quality of the demand that we captured in our marketing activities.
Our commercial core product transaction volume growth was 6.2% in the first half of 2015 as compared to the first half of 2014. In the first half of 2015, the commercial core average transaction size for new license sales was approximately $8,100 as compared to approximately $7,900 in the first half of 2014. We calculate our average transaction size and product transaction volume growth using commercial core transactions only, which exclude any transactions that consist solely of our transactional products, our MSP products and our cloud products.

Maintenance and other revenue increased $18.3 million, or 16.2%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. We have maintained high customer retention and have continued to increase our renewal base each quarter.
Subscription Revenue
Subscription revenue increased $13.2 million, or 125.7%, primarily due to the growth in sales of subscriptions of our MSP products and the addition of our cloud products combined with high customer retention. These increases were partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Cost of Revenue
Cost of revenue increased $5.1 million, or 24.2%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Cost of License, Maintenance and Other Revenue. Cost of license revenue increased by $0.4 million in the first half of 2015 compared to the first half of 2014, primarily due to the amortization of acquired developed product technologies. Cost of maintenance revenue increased $0.9 million primarily due to increased personnel costs, which includes an increase in stock-based compensation expense of $0.2 million.
Cost of Subscription Revenue. Cost of subscription revenue increased by $3.8 million in the first half of 2015 compared to the first half of 2014. The increase was primarily due to a $1.6 million increase in royalty, hosting and server fees related to our subscription products, a $1.4 million increase in amortization of our acquired developed product technologies and a $0.8 million increase in personnel costs, which includes a $0.1 million increase in stock-based compensation expense.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $17.4 million, or 25.1%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Marketing program costs increased $8.2 million due to the increased investment in demand generation and brand awareness in an effort to improve and better capture the demand for our products. Our sales and marketing personnel costs increased $7.9 million, which includes an increase of $1.7 million in stock-based compensation expense, primarily due to the increase in of headcount on our sales and maintenance renewal teams, and to a lesser extent, our marketing teams. Our sales expense, which includes maintenance renewals, remained consistent as a percentage of revenue in the first half of 2015 as compared to the same period in 2014.
Research and Development. Research and development expenses increased $3.5 million, or 12.4%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to the addition of product development personnel in order to add new technology, features and functions to our portfolio of products. We increased our research and development headcount through both organic growth and acquisitions. Due to this growth, our personnel costs increased $5.1 million, including a $1.8 million increase in stock-based compensation expenses, offset by a $1.8 million decrease in contract services in the first half of 2015 as compared to the first half of 2014.
General and Administrative. General and administrative expenses increased $0.5 million, or 1.4%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily due to a $3.8 million increase in acquisition related costs, primarily related to deferred compensation expense, and a $3.2 million increase in personnel costs, which includes an increase in stock-based compensation expense of $2.2 million. In addition, other expenses, including professional fees and travel, increased $0.8 million. These increases were offset by a $7.3 million decrease in lease abandonment charges that were recorded in the first half of 2014.
Income Tax Expense
Our income tax expense increased by $5.3 million in the six months ended June 30, 2015 as compared to the same period in 2014. Our effective tax rate increased from 22.4% in the six months ended June 30, 2014 to 26.1% in the six months ended June 30, 2015, primarily due to a decrease in international earnings as a percentage of total earnings, which are generally taxed at lower tax rates, and an increase in permanent items that are non-deductible for tax purposes.

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
Non-GAAP Operating Income and Non-GAAP Operating Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	2015	2014
GAAP operating income	$27,930	$18,206	$52,043	$40,038
Amortization of intangible assets (1)	8,486	7,587	16,620	15,146
Stock-based compensation expense and related employer-paid payroll taxes (2)	12,709	8,607	26,024	19,401
Acquisition related adjustments (3)	2,361	1,398	5,156	1,395
Restructuring charges (4)	—	6,907	(327)	7,481
Non-GAAP operating income	$51,486	$42,705	$99,516	$83,461
GAAP operating margin	23.5%	17.9%	22.1%	20.3%
Non-GAAP operating margin	43.2%	42.1%	42.2%	42.3%
Non-GAAP operating income increased for the three and six months ended June 30, 2015 as compared to the same periods in 2014 primarily due to year-over-year increases in the sales of our products offset by the additional investment in our sales and marketing teams.

Stock-based compensation expense and related employer-paid payroll taxes increased in the second quarter and the first half of 2015 as compared to the same periods in 2014, primarily due to increased share-based incentive awards issued to employees and, to a lesser extent, the awards to employees added through organic growth and acquisitions. Our acquisition related adjustments increased in the three and six months ended June 30, 2015, primarily due to increases in deferred compensation expense related to acquisitions. Our restructuring charges in the second quarter and the first half of 2014, primarily related to a lease abandonment charge related to our former corporate headquarters.
Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share information)	2015	2014	2015	2014
GAAP net income	$22,145	$13,379	$40,311	$31,025
Amortization of intangible assets (1)	8,486	7,587	16,620	15,146
Stock-based compensation expense and related employer-paid payroll taxes (2)	12,709	8,607	26,024	19,401
Acquisition related adjustments (3)	2,361	1,398	5,156	1,395
Restructuring charges (4)	—	6,907	(327)	7,481
Tax benefits associated with above adjustments (5)	(5,216)	(6,409)	(11,524)	(11,831)
Non-GAAP net income	$40,485	$31,469	$76,260	$62,617
Weighted average number of shares used in computing diluted earnings per share	77,400	76,296	77,306	76,245
GAAP diluted earnings per share	$0.29	$0.18	$0.52	$0.41
Non-GAAP diluted earnings per share (6)	$0.52	$0.41	$0.99	$0.82
Non-GAAP net income for the three and six months ended June 30, 2015 increased as compared to the same periods in 2014, primarily due to the increases in non-GAAP operating income discussed above and the income tax effects associated with the non-GAAP adjustments.
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

Liquidity and Capital Resources
Cash and cash equivalents and short-term and long-term investments were $255.8 million as of June 30, 2015. Our international subsidiaries held approximately $111.8 million of cash and cash equivalents, of which 79.2% was held in Euros as of June 30, 2015. We currently intend that the earnings generated by our international operations will be invested indefinitely in those operations and we do not expect to repatriate those earnings to our domestic operations. If we were to try and repatriate these earnings, we would incur a U.S. federal income tax liability that is not currently accrued in our condensed consolidated financial statements.
Our available cash and cash equivalents are primarily held in bank deposits and money market funds at June 30, 2015. Our short-term and long-term investments, classified as available-for-sale securities, consist of corporate bonds held in investment accounts in the United States.
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
Summarized cash flow information is as follows:

	Six Months Ended June 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$92,380	$93,544
Net cash used in investing activities	(97,344)	(68,482)
Net cash provided by (used in) financing activities	325	(2,315)
Effect of exchange rate changes	(7,227)	(1,503)
Net increase (decrease) in cash and cash equivalents	(11,866)	21,244

Operating Activities
The decrease of $1.2 million in cash provided by operating activities for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily related to changes in operating assets and liabilities, such as a decrease in accrued liabilities and other, which results in operating cash outflows. These outflows were offset by increases in net income adjusted for non-cash expenses such as deferred taxes, stock-based compensation and depreciation and amortization.
The change in cash flows relating to operating activities resulted from changes in operating assets and liabilities and is primarily driven by the sales of our software and maintenance renewals. The significant changes in operating assets and liabilities include the following:

•
Deferred revenue increased to $179.2 million at June 30, 2015 as compared to $163.4 million at December 31, 2014, resulting in an increase in operating liabilities and reflecting a cash inflow of $19.6 million for the six months ended June 30, 2015. The cash inflow resulting from the change in deferred revenue differs from the change in the deferred revenue from the condensed consolidated balance sheets because the cash flow excludes the impact of changes in foreign currency exchange rates used to translate the balances from our foreign subsidiaries' functional currency into U.S. dollars and deferred revenue from acquisitions. Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from maintenance fees.

•
Accrued liabilities and other decreased to $19.1 million at June 30, 2015 as compared to $35.3 million at December 31, 2014, resulting in a decrease in operating liabilities and reflecting a cash outflow of $16.8 million for the six months ended June 30, 2015. This decrease in accrued liabilities and resulting cash outflow was a result of annual company-wide bonus payments for the 2014 fiscal year accrued at December 31, 2014 and paid during the first quarter of 2015, along with a decrease in deferred compensation accrued related to acquisitions and payment of the lease termination settlement in the second quarter of 2015 related to our former corporate headquarters.

•
Accounts receivable decreased to $47.6 million at June 30, 2015 as compared to $50.8 million at December 31, 2014, resulting in a decrease in operating assets and reflecting a cash inflow of $0.8 million for the six months ended June 30, 2015. Our accounts receivable balance fluctuates from period to period depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts, which affects our cash flow from operating activities. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.6 million and $0.8 million at June 30, 2015 and 2014, respectively. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 36.4 days and 37.5 days at June 30, 2015 and 2014, respectively.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2015 was primarily related to $90.1 million of cash used for acquisitions (refer to Note 2, Acquisitions, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I, for additional details) and $7.1 million of cash used to purchase property and equipment. The purchases of property and equipment primarily related to leasehold improvements and purchases of furniture and equipment related to the expansion of our offices in North America. We received $1.6 million in tenant improvement allowances related to the purchase of leasehold improvements during the first half of 2015.
Net cash used in investing activities for the six months ended June 30, 2014 was primarily related to $64.0 million of cash used for the acquisition of Pingdom and $14.3 million of cash used to purchase property and equipment, offset by $10.0 million in proceeds from maturities of investments. The purchases of property and equipment primarily related to leasehold improvements and other additions to our new corporate headquarters. We received $7.1 million in tenant improvement allowances related to the purchase of leasehold improvements during the first half of 2014.
We expect our capital expenditures for the remaining six months of 2015 to be approximately $12 to $16 million, primarily related to purchases of leasehold improvements, equipment and furniture in our domestic and international office locations to support their continued growth.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2015 was primarily related to $5.4 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock-based awards of $3.6 million, which is a reduction in cash payments related to income taxes. These proceeds were offset by repurchases of common stock of $8.7 million for shares withheld and retired to satisfy tax withholding requirements related to the settlement of restricted stock units during the period.

Net cash used in financing activities for the six months ended June 30, 2014 was primarily related to repurchases of common stock of $9.8 million. These repurchases were related to 0.1 million shares of our common stock repurchased under our share repurchase program for an aggregate purchase price of $5.4 million and $4.4 million of shares withheld and retired for tax withholding requirements on restricted stock units. The repurchases were offset by $4.1 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock option exercises of $3.4 million, which is a reduction in cash payments related to income taxes.
Anticipated Cash Flows
We believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our Credit Agreement will be sufficient to fund our operations and our commitments for capital expenditures for at least the next 12 months.
Our Credit Agreement, which we entered on October 4, 2013 with a syndicated group of lenders, provides for an unsecured $125.0 million five-year revolving credit facility that is comprised of revolving loans and swingline loans and, subject to certain requirements, may be increased up to an additional $75.0 million for a maximum aggregate commitment of $200.0 million. As of June 30, 2015, we were in compliance with all covenants under the Credit Agreement and there were no outstanding borrowings under a revolving loan under the Credit Agreement. The facility remains outstanding through October 4, 2018.
In July 2015, we announced that our Board of Directors had approved a share repurchase program, authorizing us to purchase up to $200.0 million of our outstanding common stock. We expect the repurchases will occur over the next 12 months although the exact timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. We expect to fund the program using a combination of our cash on hand, cash generated from operations and borrowings under our Credit Agreement. The program may be extended, suspended or discontinued at any time without prior notice.
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
Contractual Obligations and Commitments
As of June 30, 2015, with the exception of our operating leases, there have been no material changes in our contractual obligations and commitments that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
In April 2015, we signed an amendment to the lease of our corporate headquarters in Austin, Texas to lease additional office space beginning in 2017. The amendment increases our expected lease payments by approximately $2.5 million for the year ending December 31, 2017, $3.3 million for the year ending December 31, 2018, $3.4 million for the year ending December 31, 2019 and $37.4 million for the years ending thereafter through the expiration of the lease in March 2028. See Note 7, Commitment and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion.

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
Off-Balance Sheet Arrangements
During the first half of 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain financial market risks, including the following:
Interest Rate Risk
We had cash and cash equivalents of $226.1 million and $237.9 million at June 30, 2015 and December 31, 2014, respectively. We also had total short-term and long-term investments classified as available-for-sale securities of $29.7 million and $29.8 million at June 30, 2015 and December 31, 2014, respectively. Our cash and cash equivalents consist primarily of bank deposits and money market funds, and our available-for-sale securities consist of corporate bonds held in investment accounts in the United States. We hold cash, cash equivalents and available-for-sale securities for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at June 30, 2015. Our portfolio of available-for-sale securities classified as investments is subject to market risk due to changes in interest rates. Changes in interest rates could impact our future investment income, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investment securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Foreign Currency Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our international subsidiaries was approximately 26.1% of our total revenue for the six months ended June 30, 2015. The foreign currencies that we invoice and on which we collect are primarily the Euro, British Pound Sterling and Australian Dollar. Expenses incurred by our international subsidiaries are, generally, denominated in the local currency of the subsidiary. Our condensed consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies.
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of June 30, 2015, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of income was insignificant for the first half of 2015.
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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, our Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SOLARWINDS, INC.

Dated:	July 30, 2015	By:	/s/ JASON REAM

Jason Ream
Executive Vice President, Finance and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	333-162661	3.1	11/5/2009
3.2	Amended and Restated Bylaws of the Registrant		8-K	001-34358	3.1	9/24/2013
10.1	SolarWinds, Inc. 2015 Performance Incentive Plan #		8-K	001-34358	10.1	5/20/2015
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.3	Certification of Chief Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Label Linkbase Document	*
101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith