Form 10-Q
period 2015-09-30
SolarWinds, Inc.
filed 2015-11-09
CIK 1428669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On November 3, 2015, 71,765,135 shares of common stock, par value $0.001 per share, were outstanding.

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

Safe Harbor Cautionary Statement
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “believes,” “continues,” “expects,” “intends,” “may,” “could,” “should,” “will,” “would” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations including, without limitation, the following:

•	expectations regarding our proposed acquisition by Thoma Bravo and Silver Lake Partners;

•	expectations regarding our plans and strategies to grow our business and expand our market presence, including internationally;

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following: (a) risks related to our proposed acquisition by Thoma Bravo and Silver Lake Partners, (b) the inability to generate significant volumes of sales leads from Internet search engines, marketing campaigns and traffic to our websites; (c) the inability to expand our sales operations effectively; (d) the inability to increase sales to existing customers and to attract new customers; (e) the presence or absence of occasional large customer orders, including in particular those placed by the U.S. federal government; (f) the ability to successfully identify, complete, and integrate acquisitions; (g) the possibility that general economic conditions or uncertainty cause information technology spending to be reduced or purchasing decisions to be delayed; (h) the timing and success of new product introductions and product upgrades by SolarWinds or its competitors; (i) the possibility that our operating income could fluctuate and may decline as a percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business; (j) potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity; and (k) such other risks and uncertainties described more fully under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2014 and our quarterly reports on Form 10-Q, including Item 1A of Part II of this quarterly report on Form 10-Q, and other documents we file with the Securities and Exchange Commission. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially and adversely from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SolarWinds, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$172,591	$237,942
Short-term investments	20,945	12,384
Accounts receivable, net of allowances of $513 and $1,088 as of September 30, 2015 and December 31, 2014, respectively	54,268	50,791
Income tax receivable	260	128
Deferred taxes	9,415	8,350
Prepaid and other current assets	8,483	6,492
Total current assets	265,962	316,087
Property and equipment, net	34,009	23,614
Long-term investments	5,643	17,423
Deferred taxes	2,163	830
Goodwill	432,409	363,585
Intangible assets, net	77,500	93,046
Other assets, net	10,071	10,447
Total assets	$827,757	$825,032
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,450	$6,829
Accrued liabilities and other	24,427	35,276
Income taxes payable	4,598	2,351
Current portion of deferred revenue	177,727	154,799
Current debt obligation	90,000	—
Total current liabilities	303,202	199,255
Long-term liabilities:
Deferred revenue, net of current portion	10,806	8,609
Non-current deferred taxes	3,710	5,319
Other long-term liabilities	26,224	22,990
Total liabilities	343,942	236,173
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value: 123,000,000 shares authorized and 71,744,028 and 75,911,349 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	72	76
Additional paid-in capital	117,260	279,584
Accumulated other comprehensive loss	(23,339)	(13,299)
Accumulated earnings	389,822	322,498
Total stockholders’ equity	483,815	588,859
Total liabilities and stockholders’ equity	$827,757	$825,032
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
License	$45,283	$42,756	$126,236	$116,743
Maintenance and other	71,526	61,844	202,811	174,800
Subscription	14,816	8,262	38,446	18,732
Total revenue	131,625	112,862	367,493	310,275
Cost of license revenue	4,367	4,100	12,953	12,321
Cost of maintenance and other revenue	4,748	3,965	13,015	11,296
Cost of subscription revenue	5,382	3,513	14,529	8,887
Gross profit	117,128	101,284	326,996	277,771
Operating expenses:
Sales and marketing	44,532	37,538	131,117	106,772
Research and development	17,454	13,761	48,957	41,784
General and administrative	18,618	18,274	58,355	57,466
Total operating expenses	80,604	69,573	238,429	206,022
Operating income	36,524	31,711	88,567	71,749
Other income (expense):
Interest income	96	85	313	246
Interest expense	(279)	(142)	(470)	(577)
Other income, net	538	238	2,991	446
Total other income	355	181	2,834	115
Income before income taxes	36,879	31,892	91,401	71,864
Income tax expense	9,866	7,771	24,077	16,718
Net income	$27,013	$24,121	$67,324	$55,146
Net income per share:
Basic earnings per share	$0.37	$0.32	$0.89	$0.73
Diluted earnings per share	$0.36	$0.32	$0.88	$0.72
Weighted average shares used to compute net income per share:
Shares used in computation of basic earnings per share	73,808	75,508	75,496	75,375
Shares used in computation of diluted earnings per share	74,476	76,463	76,354	76,321
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$27,013	$24,121	$67,324	$55,146
Other comprehensive income (loss):
Foreign currency translation adjustment	1,657	(9,514)	(10,065)	(10,488)
Unrealized gains (losses) on investments, net of income tax expense (benefit) of $7 and $(10) for the three months ended September 30, 2015 and 2014, respectively, and $13 and $(7) for the nine months ended September 30, 2015 and 2014, respectively	13	(19)	25	(14)
Other comprehensive income (loss)	1,670	(9,533)	(10,040)	(10,502)
Comprehensive income	$28,683	$14,588	$57,284	$44,644
The accompanying notes are an integral part of these condensed consolidated financial statements.

SolarWinds, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$67,324	$55,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,230	27,140
Provision for doubtful accounts	806	439
Stock-based compensation expense	37,351	27,429
Deferred taxes	1,153	(6,387)
Excess tax benefit from stock-based compensation	(3,915)	(5,309)
Premium on investments	(156)	(90)
Other non-cash expenses	872	1,025
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(5,869)	(3,059)
Income taxes receivable	(146)	3,884
Prepaid and other assets	(1,814)	(1,906)
Accounts payable	(1,267)	48
Accrued liabilities and other	(11,696)	14,271
Income taxes payable	6,354	6,252
Deferred revenue	28,308	22,939
Other long-term liabilities	2,762	6,022
Net cash provided by operating activities	150,297	147,844
Cash flows from investing activities
Purchases of investments	(5,745)	(3,001)
Maturities of investments	8,650	13,488
Purchases of property and equipment	(13,122)	(16,840)
Purchases of intangible assets	(208)	(199)
Acquisition of businesses, net of cash acquired	(90,015)	(63,700)
Net cash used in investing activities	(100,440)	(70,252)
Cash flows from financing activities
Repurchase of common stock	(210,178)	(13,223)
Exercise of stock options	6,812	6,049
Excess tax benefit from stock-based compensation	3,915	5,309
Proceeds from credit agreement	100,000	—
Repayments of borrowings from credit agreement	(10,000)	(40,000)
Net cash used in financing activities	(109,451)	(41,865)
Effect of exchange rate changes on cash and cash equivalents	(5,757)	(6,497)
Net increase (decrease) in cash and cash equivalents	(65,351)	29,230
Cash and cash equivalents
Beginning of period	237,942	165,973
End of period	$172,591	$195,203
Supplemental disclosure of cash flow information
Cash paid for interest	$288	$521
Cash paid for income taxes	$16,218	$12,763
Non-cash investing transactions
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,351	$—
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board, or IASB, issued a converged standard to provide updated guidance on recognizing revenue from contracts with customers. The new guidance replaces the existing revenue recognition guidance under GAAP. The new guidance includes a five-step process for companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, the standard enhances the disclosure requirements regarding revenue and specifies the accounting for some costs to obtain or fulfill a contract with a customer. In August 2015, FASB issued an amendment to the updated accounting guidance to defer the effective date by one year. The updated accounting guidance, as amended, is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only as of interim and annual periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We expect to adopt the updated guidance in the first quarter of fiscal year 2018. We are still evaluating transition methods and the impact of the new revenue recognition guidance on our consolidated financial statements.
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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2015 are summarized below:

(in thousands)	Unrealized Gain (Loss) on Available-for-Sale Investments, net of tax	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(45)	$(13,254)	$(13,299)
Other comprehensive gain (loss) before reclassification	25	(10,065)	(10,040)
Amount reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	25	(10,065)	(10,040)
Balance at September 30, 2015	$(20)	$(23,319)	$(23,339)
2. Acquisitions
Librato Acquisition
In January 2015, we acquired Librato, Inc., or Librato, a cloud-based infrastructure monitoring company, for approximately $40.0 million in cash, including $0.1 million of cash acquired. The acquisition represents another step in our efforts to extend and connect performance management capabilities from on-premise IT infrastructure to cloud-based application environments. The acquisition was financed with available cash and we incurred $0.7 million in acquisition related costs, which are included in general and administrative expense for the nine months ended September 30, 2015.
The consideration paid was allocated to the assets acquired and liabilities assumed based on their estimated fair values and resulted in the recognition of approximately $30.9 million of goodwill, $4.0 million of intangible assets and $5.2 million of deferred tax assets. The weighted average amortization period for the intangible assets is 5.0 years. Goodwill for this acquisition is not deductible for tax purposes.
Papertrail Acquisition
In April 2015, we acquired Papertrail Inc., or Papertrail, a cloud-based log management company, for approximately $41.1 million in cash, including $0.1 million of cash acquired. By acquiring Papertrail, we extended our ability to help IT professionals, DevOps professionals and developers quickly and easily monitor log data in order to troubleshoot application performance across cloud-based and on-premise infrastructure environments. The acquisition was financed with available cash and we incurred $0.6 million in acquisition related costs, which are included in general and administrative expense for the nine months ended September 30, 2015.

The consideration paid was allocated to the assets acquired and liabilities assumed based on their estimated fair values and resulted in the recognition of approximately $36.9 million of goodwill and $4.1 million of intangible assets. The weighted average amortization period for the intangible assets is 4.3 years. Goodwill for this acquisition is deductible for tax purposes.
The following table summarizes the fair value of the acquired identifiable intangible assets and weighted average useful lives for our Librato and Papertrail acquisitions:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Developed product technologies	$5,390	5
Customer relationships	2,640	4
Non-competition covenant	109	3
Total identifiable intangible assets	$8,139
For the nine months ended September 30, 2015, the revenue and net loss included in our condensed consolidated financial statements from the effective date of the above acquisitions are $3.6 million and $5.8 million, respectively. We recognize revenue on the acquired products in accordance with our revenue recognition policy, as described in Note 1 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Pro forma information for the acquisitions has not been provided because the impact of the historical results of operations of the acquired businesses on our revenue, net income and earnings per share is not material.
The following table reflects the changes in goodwill for the nine months ended September 30, 2015:

(in thousands)
Balance at December 31, 2014	$363,585
Acquisitions	74,732
Foreign currency translation and other adjustments	(5,908)
Balance at September 30, 2015	$432,409
Goodwill and indefinite-lived intangibles are assessed at the consolidated level for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that impairment may exist. We evaluate long-lived assets, including identifiable definite-lived intangibles and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of September 30, 2015, there were no indicators of impairment identified as a result of our review of events and circumstances related to our goodwill, indefinite-lived intangible assets or long-lived assets.
3. Investments
Our cash and cash equivalents as of September 30, 2015 and December 31, 2014 consisted of bank deposit accounts and money market funds. The following table summarizes our cash and cash equivalents:

	September 30,	December 31,
(in thousands)	2015	2014
Bank deposit accounts	$168,781	$169,387
Money market funds	3,810	68,555
Total cash and cash equivalents	$172,591	$237,942

Our short-term and long-term investments as of September 30, 2015 and December 31, 2014 consisted of available-for-sale securities, such as corporate bonds. The following table summarizes our short-term and long-term available-for-sale securities as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Available-for-sale securities:
Corporate bonds	$20,961	$2	$(18)	$20,945	$12,382	$5	$(3)	$12,384
Total short-term investments	$20,961	$2	$(18)	$20,945	$12,382	$5	$(3)	$12,384
Long-term investments:
Available-for-sale securities:
Corporate bonds	$5,658	$—	$(15)	$5,643	$17,494	$—	$(71)	$17,423
Total long-term investments	$5,658	$—	$(15)	$5,643	$17,494	$—	$(71)	$17,423
The following table summarizes the fair value of our available-for-sale securities with unrealized losses aggregated by type of investment instrument and length of time those securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2015
Corporate bonds	$19,400	$(34)	$—	$—	$19,400	$(34)
	$19,400	$(34)	$—	$—	$19,400	$(34)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2014
Corporate bonds	$22,021	$(75)	$—	$—	$22,021	$(75)
	$22,021	$(75)	$—	$—	$22,021	$(75)
The following table summarizes the contractual underlying maturities of our available-for-sale securities as of September 30, 2015:

(in thousands)	Cost	Fair Value
Due in one year or less	$20,961	$20,945
Due after one year through five years	5,658	5,643
	$26,619	$26,588

4. Fair Value Measurements
The following table summarizes the fair value of our financial assets that were measured on a recurring basis as of September 30, 2015 and December 31, 2014. We did not have any financial liabilities as of September 30, 2015 or December 31, 2014.

	Fair Value Measurements at September 30, 2015 Using				Fair Value Measurements at December 31, 2014 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$3,810	$—	$—	$3,810	$68,555	$—	$—	$68,555
Total cash equivalents	3,810	—	—	3,810	68,555	—	—	68,555
Short-term investments:
Corporate bonds	—	20,945	—	20,945	—	12,384	—	12,384
Total short-term investments	—	20,945	—	20,945	—	12,384	—	12,384
Long-term investments:
Corporate bonds	—	5,643	—	5,643	—	17,423	—	17,423
Total long-term investments	—	5,643	—	5,643	—	17,423	—	17,423
Total assets	$3,810	$26,588	$—	$30,398	$68,555	$29,807	$—	$98,362
There have been no transfers between fair value measurement levels during the nine months ended September 30, 2015.
5. Credit Agreement
On October 4, 2013, we entered into a Credit Agreement with a syndicated group of lenders, Wells Fargo Bank, National Association, as administrative agent for the lenders, and Wells Fargo Securities, LLC (the “Credit Agreement”) that provides for an unsecured $125.0 million five-year revolving credit facility that is comprised of revolving loans and swingline loans. The credit facility includes a $30.0 million letter of credit sub-facility and a $15.0 million swingline sub-facility available on same-day notice. Available borrowings under the credit facility are reduced by the amount of any outstanding borrowings on the sub-facilities. We may also, subject to certain requirements, request an increase in the facility up to an additional $75.0 million for a maximum aggregate commitment of $200.0 million. The proceeds from the facility may be used for general corporate purposes, including, without limitation, to finance acquisitions.
Loans under the Credit Agreement will bear interest at either (i) the one-, three-, or six-month per annum London Interbank Offered Rate ("LIBOR") multiplied by the statutory reserve adjustment, plus a margin, based on our consolidated total leverage ratio, ranging from 1.25% and 2.00% or (ii) the base rate, which is defined as the highest of (a) the agent's prime rate, (b) the federal funds rate plus 0.50% or (c) LIBOR for a period of one month plus 1.00% plus a margin, based on our consolidated total leverage ratio, ranging from 0.25% to 1.00%. Commitment fees are payable quarterly in arrears at rates between 0.20% and 0.35% per year, also based on our consolidated total leverage ratio. Subject to certain conditions stated in the Credit Agreement, we may borrow, prepay and re-borrow amounts under the revolving credit facility at any time during the term of the Credit Agreement.
Pursuant to the Guaranty Agreement, dated as of October 4, 2013, by SolarWinds Worldwide, LLC, or SolarWinds Worldwide, in favor of and for the benefit of the lenders, our obligations under the Credit Agreement are guaranteed by SolarWinds Worldwide, our principal domestic operating subsidiary, and our future domestic subsidiaries, subject to certain exceptions.

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
In August 2015, we borrowed $100.0 million at an interest rate of approximately 1.4% under a revolving loan under the Credit Agreement to finance a portion of our share repurchase program and for general corporate purposes. In September 2015, we repaid $10.0 million of the outstanding borrowings. As of September 30, 2015, $90.0 million of the borrowings remained outstanding under the facility and we were in compliance with all covenants associated with the Credit Agreement.
6. Earnings Per Share
We computed basic earnings per share using the weighted average number of our common shares outstanding during the reporting period. We adjusted diluted earnings per share for the after-tax impact of incremental shares that would be available for issuance upon the assumed exercise of stock options and vesting of restricted stock units using the treasury stock method.
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
(in thousands)
Basic earnings per share
Numerator:
Net income	$27,013	$24,121	$67,324	$55,146
Denominator:
Weighted average common shares outstanding used in computing basic earnings per share	73,808	75,508	75,496	75,375
Diluted earnings per share
Numerator:
Net income	$27,013	$24,121	$67,324	$55,146
Denominator:
Weighted average common shares outstanding used in computing basic earnings per share	73,808	75,508	75,496	75,375
Add options and restricted stock units to purchase common stock	668	955	858	946
Weighted average common shares outstanding used in computing diluted earnings per share	74,476	76,463	76,354	76,321
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Antidilutive shares	2,411	1,804	1,965	2,022
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options and vesting of restricted stock units. These assumed proceeds include the excess tax benefit that we receive upon assumed exercises of stock options and vesting of restricted stock units.

In July 2015, we announced that our Board of Directors approved a share repurchase program, authorizing us to purchase up to $200.0 million of our outstanding common stock in the open market. Our share repurchase program was completed in August 2015. Purchases under our share repurchase program were made in the open market in accordance with Rule 10b-18 of the Exchange Act and were funded using a combination of our cash on hand, cash generated from operations and borrowings under our Credit Agreement. During the three months ended September 30, 2015, we repurchased 5.0 million shares of our common stock for an aggregate purchase price of $200.1 million, including fees and commissions. Shares were retired upon repurchase.
7. Income Taxes
For the three months ended September 30, 2015 and 2014, we recorded income tax expense of $9.9 million and $7.8 million, respectively, resulting in an effective tax rate of 26.8% and 24.4%, respectively. For the nine months ended September 30, 2015 and 2014, we recorded income tax expense of $24.1 million and $16.7 million, respectively, resulting in an effective tax rate of 26.3% and 23.3%, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2015 compared to the same periods in 2014 were generally due to an increase in permanent items that are non-deductible for tax purposes.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2015, we included accrued interest and penalties related to unrecognized tax benefits of approximately $1.2 million in our condensed consolidated balance sheet.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2014 tax years generally remain open and subject to examination by federal tax authorities. The 2010 through 2014 tax years generally remain open and subject to examination by the state tax authorities and foreign tax authorities. During the first quarter of 2015, we were notified that the U.S. Internal Revenue Service, or IRS, would examine tax years 2011 and 2012. The audit by the Indian Tax Authority for the 2012 tax year closed in the first quarter of 2015 with no adjustments. We are also under audit by the Indian Tax Authority for the 2013 and 2014 tax years and by the Canadian Revenue Agency for the 2013 tax year. We are not currently under audit in any other taxing jurisdictions.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the U.S. Tax Court. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential tax benefits, and the risk of the U.S. Tax Court’s decision being overturned upon appeal, we have not recorded any tax benefit as of September 30, 2015. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.
8. Commitments and Contingencies
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
10. Subsequent Events
Acquisitions
In October 2015, we completed two acquisitions for approximately $29.8 million in cash. The transactions will be accounted for using the acquisition method of accounting. Accordingly, the results of operations since the respective acquisition dates will be included in our condensed consolidated financial statements for the fourth quarter of 2015. We are in the process of gathering information to allocate the purchase price to the assets acquired and liabilities assumed. All of the assets acquired and liabilities assumed in the transaction will be recognized at their acquisition date fair values.
Merger Agreement
On October 21, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project Aurora Holdings, LLC (“Parent”), and Project Aurora Merger Corp., a wholly owned subsidiary of Parent (“Merger Subsidiary”), providing for the merger of Merger Subsidiary with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Subsidiary were formed by affiliates of private equity investment firms Thoma Bravo (“Thoma Bravo”) and Silver Lake Partners (“Silver Lake”).
Subject to certain exceptions, at the effective time of the Merger (the “Effective Time”), (i) each share of our common stock issued and outstanding as of immediately prior to the Effective Time will be canceled and cease to exist and automatically converted into the right to receive cash in an amount equal to $60.10, without interest (the “Per Share Price”), (ii) outstanding options, whether vested or unvested, will be canceled and converted into the right to receive the Per Share Price less the applicable exercise price per share and applicable withholding taxes and (iii) restricted stock units (“RSUs”), other than those RSUs granted under our 2015 Performance Incentive Plan (“2015 Plan”) and to certain of our management team members, will vest in full and be converted into the right to receive the Per Share Price less applicable withholding taxes. RSUs issued under our 2015 Plan will be cancelled and converted into the right to receive the Per Share Price less applicable withholding taxes shortly after those RSUs would have vested, if they had not been cancelled immediately prior to the Effective Time, based on the underlying RSU vesting schedule and subject to continued employment of the holders of those RSUs. The vesting of the RSUs held by certain of our officers (excluding those RSUs issued under the 2015 Plan) will accelerate by 50% immediately prior to the Effective Time, and these vested RSUs will be cancelled and converted at the Effective Time into the right to receive the Per Share Price less applicable withholding taxes. The remaining unvested RSUs held by such officers (excluding those RSUs issued under the 2015 Plan) will be cancelled and converted into the right to receive the Per Share Price less applicable withholding taxes shortly after those RSUs would have vested, if they had not been cancelled immediately prior to the Effective Time, based on the underlying RSU vesting schedule.
Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of foreign antitrust clearance and approval by our stockholders.
The Merger Agreement contains certain termination rights for us and Parent. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay Parent a termination fee of $159.0 million. Upon termination of the Merger Agreement under other specified circumstances, Parent will be required to pay us a termination fee of $318.0 million.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in Part II, Item IA of this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a discussion of the uncertainties, risks and assumptions associated with these statements.
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
Key Financial Highlights
Key financial highlights for the first three quarters of 2015 include the following:

•	Total revenue was $367.5 million for the first three quarters of 2015 compared to $310.3 million for the first three quarters of 2014, representing an increase of 18.4%;

•
Combined maintenance and subscription revenue for the first three quarters of 2015 was $241.3 million compared to $193.5 million for the first three quarters of 2014, representing 24.7% year-over-year growth in recurring revenue;

•
Operating income was $88.6 million and operating margin was 24.1% for the first three quarters of 2015 compared to operating income of $71.7 million and operating margin of 23.1% for the first three quarters of 2014;

•
Non-GAAP operating income was $157.4 million and non-GAAP operating margin was 42.8% for the first three quarters of 2015 compared to non-GAAP operating income of $134.5 million and non-GAAP operating margin of 43.3% for the first three quarters of 2014;

•	Net income was $67.3 million for the first three quarters of 2015 compared to $55.1 million for the first three quarters of 2014, representing an increase of 22.1%;

•
Net income was $0.88 per share on a fully diluted basis for the first three quarters of 2015 compared to $0.72 per share on a fully diluted basis for the first three quarters of 2014, representing an increase of 22.2%; and

•	Cash flow from operating activities was $150.3 million for the first three quarters of 2015 compared to $147.8 million for the first three quarters of 2014, representing an increase of 1.7%.
In the first three quarters of 2015, we continued to invest in areas that we believe are an important foundation for the long term growth of our business. For example:

•
We invested in our marketing programs, teams and systems, in an effort to increase the awareness of SolarWinds and our products and with the intent to better capture demand, and specifically to accomplish those goals more consistently for our different products and in our different geographies;

•
We invested in our sales function to expand our sales efforts focused on our existing customer base, in an effort to better convert the demand that we capture through our marketing activities and to expand our sales team focused on the MSP market;

•	We invested in product development in an effort to provide new technology and features that enhance the ability of our products to easily solve the problems our customers face on a daily basis; and

•	We invested in the expansion of our facilities, general and administrative resources and IT infrastructure to support the

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
Pending Merger
On October 21, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project Aurora Holdings, LLC (“Parent”), and Project Aurora Merger Corp., a wholly owned subsidiary of Parent (“Merger Subsidiary”), providing for the merger of Merger Subsidiary with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Subsidiary were formed by affiliates of private equity investment firms Thoma Bravo (“Thoma Bravo”) and Silver Lake Partners (“Silver Lake”).
Subject to certain exceptions, at the effective time of the Merger (the “Effective Time”), (i) each share of our common stock issued and outstanding as of immediately prior to the Effective Time will be canceled and cease to exist and automatically converted into the right to receive cash in an amount equal to $60.10, without interest (the “Per Share Price”), (ii) outstanding options, whether vested or unvested, will be canceled and converted into the right to receive the Per Share Price less the applicable exercise price per share and applicable withholding taxes and (iii) restricted stock units (“RSUs”), other than those RSUs granted under our 2015 Performance Incentive Plan (“2015 Plan”) and to certain of our management team members, will vest in full and be converted into the right to receive the Per Share Price less applicable withholding taxes. RSUs issued under our 2015 Plan will be cancelled and converted into the right to receive the Per Share Price less applicable withholding taxes shortly after those RSUs would have vested, if they had not been cancelled immediately prior to the Effective Time, based on the underlying RSU vesting schedule and subject to continued employment of the holders of those RSUs. The vesting of the RSUs held by certain of our officers (excluding those RSUs issued under the 2015 Plan) will accelerate by 50% immediately prior to the Effective Time, and these vested RSUs will be cancelled and converted at the Effective Time into the right to receive the Per Share Price less applicable withholding taxes. The remaining unvested RSUs held by such officers (excluding those RSUs issued under the 2015 Plan) will be cancelled and converted into the right to receive the Per Share Price less applicable withholding taxes shortly after those RSUs would have vested, if they had not been cancelled immediately prior to the Effective Time, based on the underlying RSU vesting schedule.
Parent and Merger Subsidiary have secured committed financing, consisting of, as of October 21, 2015, a combination of equity to be provided by investment funds affiliated with Thoma Bravo and Silver Lake, and debt financing from Goldman Sachs Bank USA, the aggregate proceeds of which will be sufficient for Parent and Merger Subsidiary to pay the aggregate merger consideration and all related fees and expenses. Parent and Merger Subsidiary have committed to use their reasonable best efforts to obtain the debt financing on the terms and conditions described in the debt commitment letter entered into as of October 21, 2015. The transaction is not subject to a financing condition.
Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of foreign antitrust clearance and approval by our stockholders.

We have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants regarding the operation of our business prior to the Effective Time. We are also subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for superior proposals.
The Merger Agreement contains certain termination rights for us and Parent. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay Parent a termination fee. If the Merger Agreement is terminated in connection with us entering into an alternate acquisition agreement with respect to a superior proposal or due to our board changing its recommendation, including the failure to act, in support of the Merger, the termination fee payable by us to Parent will be of $159.0 million. This termination fee will also be payable if: (i) the Merger Agreement is terminated because our stockholders did not vote to adopt the Merger Agreement at the stockholders meeting called to adopt the Merger Agreement, (ii) prior to such vote on the Merger Agreement, an offer or proposal to acquire at least 50% of our stock or assets that was not publicly announced or known at the time the Merger Agreement is signed is publicly announced or becomes known and is not withdrawn, and (iii) within one year of the termination of the Merger Agreement we consummate an acquisition transaction to acquire at least 50% of our stock or assets or enter into an agreement for such a transaction, which we subsequently consummate. In addition, we will be required to reimburse Parent for up to $5.0 million of its expenses associated with the transaction under circumstances in which we would not be obligated to pay Parent a termination fee if the Merger Agreement is terminated either because the Company’s stockholders do not vote to adopt the Merger Agreement, or if we breach our representations, warranties or covenants in a manner that would cause the related closing conditions to not be met. We will also be required to reimburse Parent for up to $5.0 million of expenses associated with the transaction if the Merger Agreement is terminated because we breach our representations, warranties or covenants in a manner that would cause the related closing conditions to not be met and an offer or proposal to acquire at least 15% of our stock or assets is made to the Company or is publicly announced after the date of the Merger Agreement and is not withdrawn, provided that at the time of termination Parent and Merger Subsidiary were not in material breach of their representations, warranties, covenants or agreements under the Merger Agreement.
Upon termination of the Merger Agreement under other specified circumstances, Parent will be required to pay us a termination fee of $318.0 million. The termination fee by Parent will become payable if the Merger Agreement is terminated because Parent fails to consummate the Merger after certain conditions are met, if Parent breaches its representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, or if either party terminates because of the termination date described below, and at the time of such termination, we were otherwise entitled to terminate the Merger Agreement for either of the first two reasons above.
In addition to the foregoing termination rights, and subject to certain limitations, (i) we or Parent may terminate the Merger Agreement if the Merger is not consummated by April 18, 2016 and (ii) we and Parent may mutually agree to terminate the Merger Agreement.
Each of Thoma Bravo and Silver Lake has provided us with a limited guaranty in favor of us (the “Limited Guarantees”). The Limited Guarantees guarantee the payment of the termination fee payable by Parent and certain indemnification and reimbursement obligations that may be owed by Parent to us pursuant to the Merger Agreement. The Merger Agreement also generally provides that either party may specifically enforce the other party’s obligations under the Merger Agreement, provided that we may only cause Parent to close the transaction if certain conditions are satisfied, including the funding or availability of the debt financing.
The Merger Agreement contains representations and warranties by each of Parent, Merger Subsidiary and us. These representations and warranties were made solely for the benefit of the parties to the Merger Agreement and:

•	should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may have been qualified in the Merger Agreement by disclosures that were made to the other party in connection with the negotiation of the Merger Agreement;

•	may apply contractual standards of “materiality” that are different from “materiality” under applicable securities laws; and

•	were made only as of the date of the Merger Agreement or such other date or dates as may be specified in the Merger Agreement.
The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such agreement attached as an exhibit to our Current Report on Form 8-K/A filed with the SEC on October 27, 2015.

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
In October 2015, we completed two acquisitions for approximately $29.8 million in cash.
We account for our acquisitions using the acquisition method of accounting. Accordingly, the financial results of our acquisitions are included in our condensed consolidated financial results since the applicable acquisition dates. See Note 2, Acquisitions, and Note 10, Subsequent Events, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion.
Key Business Metrics
We review a number of key business metrics to help us monitor the performance of our business model and to identify trends affecting our business. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:
Revenue Growth
Revenue growth includes the growth in our license, maintenance and subscription revenue, which are critical to our long-term success. We have employed a differentiated business model for marketing and selling high volumes of enterprise-class software, which is focused on revenue growth at high operating margins. We have built a financial and operational model that focuses on the long-term value of our customer relationships. After the initial new license or subscription purchase, our goal is to create opportunities for sales of additional products, license or subscription upgrades and renewal purchases from the customer. This is an important component of our financial model and future revenue growth. This model is based on the premise that we will be able to deliver ongoing value to our customers and maintain a long-term financial relationship with the users of our IT management products. Our recurring revenue, which consists of maintenance and subscription revenue, is reflective of the relationship we have built with our customers. We regularly review our total revenue growth to measure the success of our investments and strategic business decisions. Our revenue growth percentages were 18.4% and 30.2% for the first three quarters of 2015 and 2014, respectively.
Non-GAAP Operating Income and Non-GAAP Operating Margin
Our management uses non-GAAP operating income and non-GAAP operating margin as key measures of our performance. Because our non-GAAP operating income excludes certain items such as amortization of intangible assets, stock-based compensation and related employer-paid payroll taxes, certain acquisition related adjustments and restructuring charges that may not be indicative of our core business, we believe that this measure provides us with additional useful information to measure and understand our performance, particularly with respect to changes in performance from period to period. We use non-GAAP operating income and non-GAAP operating margin in the preparation of our budgets and to measure and monitor our performance. Non-GAAP operating income and non-GAAP operating margin is not determined in accordance with GAAP and is not a substitute for, or superior to, financial measures determined in accordance with GAAP. Our GAAP operating margins were 24.1% and 23.1% for the first three quarters of 2015 and 2014, respectively. Our non-GAAP operating margins were 42.8% and 43.3% for the first three quarters of 2015 and 2014, respectively.
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
In the third quarter of 2015, we recognized 24.7% of our revenue from sales by our international subsidiaries, which includes all subsidiaries outside of North America. We have experienced and may continue to experience fluctuations in foreign exchange rates for some of the international currencies in which we sell our products. The relative strength of the U.S. dollar against most foreign currencies has resulted in reduced revenues for our international subsidiaries upon the translation of foreign currency denominated revenue transactions. If further weakening of these international currencies occurs, we expect revenues in future periods may be adversely affected.
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

Cost of Revenue
Cost of revenue primarily consists of amortization of acquired developed product technologies, personnel costs related to providing technical support services and royalty fees and server and hosting fees. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for technical support personnel, as well as an allocation of overhead costs, such as facilities and technology costs, including related depreciation, employee benefit costs, insurance and other corporate costs. We allocate stock-based compensation expense and related employer-paid payroll taxes to personnel costs based on the expense category in which the option or restricted stock unit holder works. We allocate overhead to each expense category based on worldwide headcount in that category. Royalty fees are primarily related to original equipment manufacturer, or OEM, arrangements in our MSP business.
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
Our operating expenses increased in absolute dollars and decreased as a percentage of revenue in the first three quarters of 2015 compared to the first three quarters of 2014, as we have continued to add employees, build infrastructure and expand programs through acquisitions and organic growth across all departments in order to support our growth. We continued to invest in product development and marketing and sales for initiatives we believe are important to our long-term goals. These investments focused on the marketing and sales of our existing products and on the expansion of our product portfolio to solve additional problems for our customers. The number of full-time employees as of September 30, 2015 was 1,848, as compared to 1,589 as of September 30, 2014.
We expect our operating expenses to continue to increase in absolute dollars as we make long-term investments in our business both domestically and internationally. Our operating expenses in future periods also may increase in absolute dollars and fluctuate as a percentage of revenue as a result of professional fees associated with the pending Merger, any future acquisitions and any further decisions to increase our investment in our business. In addition, we intend to continue to grant equity awards to our current executives and employees and those who join us in the future through acquisitions or otherwise, which will result in additional stock-based compensation expense.
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
Comparison of the Three Months Ended September 30, 2015 and 2014
The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Three months ended September 30,
	2015	% of Revenue	2014	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$45,283	34.4%	$42,756	37.9%	$2,527
Maintenance and other	71,526	54.3	61,844	54.8	9,682
Subscription	14,816	11.3	8,262	7.3	6,554
Total revenue	131,625	100.0	112,862	100.0	18,763
Cost of revenue	14,497	11.0	11,578	10.3	2,919
Gross profit	117,128	89.0	101,284	89.7	15,844
Operating expenses:
Sales and marketing	44,532	33.8	37,538	33.3	6,994
Research and development	17,454	13.3	13,761	12.2	3,693
General and administrative	18,618	14.1	18,274	16.2	344
Total operating expenses	80,604	61.2	69,573	61.6	11,031
Operating income	36,524	27.7	31,711	28.1	4,813
Other income (expense):
Interest income	96	0.1	85	0.1	11
Interest expense	(279)	(0.2)	(142)	(0.1)	(137)
Other income, net	538	0.4	238	0.2	300
Total other income	355	0.3	181	0.2	174
Income before income taxes	36,879	28.0	31,892	28.3	4,987
Income tax expense	9,866	7.5	7,771	6.9	2,095
Net income	$27,013	20.5%	$24,121	21.4%	$2,892

Revenue
Revenue increased $18.8 million, or 16.6%, in the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. Total revenue by product group was $73.1 million and $66.4 million for network management, $40.5 million and $34.8 million for systems and application management and $18.0 million and $11.6 million for our MSP and cloud products for the quarters ended September 30, 2015 and 2014, respectively.
Revenue from our international subsidiaries was 24.7% and 25.9% of total revenue in the third quarter of 2015 and 2014, respectively. Revenue from our international subsidiaries decreased as a percentage of revenue in the third quarter of 2015 as compared to the third quarter of 2014 primarily due to the strengthening of the U.S. dollar against international currencies, which resulted in reduced revenues upon translation. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods.
License, Maintenance and Other Revenue
License revenue increased $2.5 million, or 5.9%, in the quarter ended September 30, 2015, due to increased sales of our network and systems management products, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar.
While our commercial core product transaction volume decreased 7.4% in the third quarter of 2015 as compared to the third quarter of 2014, the commercial core average transaction size for new license sales increased to approximately $8,700 in the third quarter of 2015 from approximately $7,900 in the third quarter of 2014. We calculate our average transaction size and product transaction volume growth using commercial core transactions only, which exclude any transactions that consist solely of our transactional products, our MSP products and our cloud products.
Maintenance and other revenue increased $9.7 million, or 15.7%, due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. We have maintained high customer retention and have continued to increase our renewal base each quarter.
Subscription Revenue
Subscription revenue increased $6.6 million, or 79.3%, primarily due to the growth of subscription sales of our MSP products and the addition of our cloud products combined with high customer retention. These increases were partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Cost of Revenue
Cost of revenue increased $2.9 million, or 25.2%, in the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014.
Cost of License, Maintenance and Other Revenue. Cost of license revenue increased by $0.3 million in the third quarter of 2015 compared to the third quarter of 2014, primarily due to the amortization of acquired developed product technologies. Cost of maintenance revenue also increased $0.8 million, primarily due to increased personnel costs, which includes an increase in stock-based compensation expense of $0.1 million.
Cost of Subscription Revenue. Cost of subscription revenue increased by $1.9 million in the third quarter of 2015 compared to the third quarter of 2014. The increase was primarily due to a $0.9 million increase in royalty, hosting and server fees related to our subscription products, a $0.6 million increase in amortization of acquired developed product technologies and a $0.4 million increase in personnel costs, which includes a $0.1 million increase in stock-based compensation expense.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $7.0 million, or 18.6%, in the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. Marketing program costs increased $3.7 million due to the increased investment in demand generation and brand awareness in an effort to improve and better capture the demand for our products. Our sales and marketing personnel costs increased $2.8 million, which includes an increase of $1.2 million in stock-based compensation expense, primarily due to the increase in headcount on our sales and maintenance renewal teams, and, to a lesser extent, our marketing teams. Our sales expense, which includes maintenance renewals, remained consistent as a percentage of revenue in the third quarter of 2015 as compared to the same period in 2014.
Research and Development. Research and development expenses increased $3.7 million, or 26.8%, in the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014 due to the addition of product development personnel in order to add new technology, features and functions to our portfolio of products. We increased our research and development headcount through both organic growth and acquisitions. Due to this growth, our personnel costs increased $4.1 million, including a $1.8 million increase in stock-based compensation expense. This increase was offset by a decrease in contract services of $0.5 million in the third quarter of 2015 as compared to the third quarter of 2014.
General and Administrative. General and administrative expenses increased $0.3 million, or 1.9%, in the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. This increase is primarily due to a $2.6 million increase in personnel costs, which includes an increase in stock-based compensation expense of $0.8 million. This increase was offset by a $2.4 million decrease in acquisition related costs, primarily related to deferred compensation expense.
Income Tax Expense
Our income tax expense increased by $2.1 million in the quarter ended September 30, 2015 as compared to the same period in 2014. Our effective tax rate increased from 24.4% in the quarter ended September 30, 2014 to 26.8% in the quarter ended September 30, 2015, generally due to an increase in permanent items that are non-deductible for tax purposes.
Comparison of the Nine Months Ended September 30, 2015 and 2014
The following table sets forth our condensed consolidated statements of income data for the periods indicated:

	Nine months ended September 30,
	2015	% of Revenue	2014	% of Revenue	Change
	(in thousands)		(in thousands)		(in thousands)
Revenue:
License	$126,236	34.4%	$116,743	37.6%	$9,493
Maintenance and other	202,811	55.2	174,800	56.3	28,011
Subscription	38,446	10.5	18,732	6.0	19,714
Total revenue	367,493	100.0	310,275	100.0	57,218
Cost of revenue	40,497	11.0	32,504	10.5	7,993
Gross profit	326,996	89.0	277,771	89.5	49,225
Operating expenses:
Sales and marketing	131,117	35.7	106,772	34.4	24,345
Research and development	48,957	13.3	41,784	13.5	7,173
General and administrative	58,355	15.9	57,466	18.5	889
Total operating expenses	238,429	64.9	206,022	66.4	32,407
Operating income	88,567	24.1	71,749	23.1	16,818
Other income (expense):
Interest income	313	0.1	246	0.1	67
Interest expense	(470)	(0.1)	(577)	(0.2)	107
Other income, net	2,991	0.8	446	0.1	2,545
Total other income	2,834	0.8	115	—	2,719
Income before income taxes	91,401	24.9	71,864	23.2	19,537
Income tax expense	24,077	6.6	16,718	5.4	7,359
Net income	$67,324	18.3%	$55,146	17.8%	$12,178
Revenue
Revenue increased $57.2 million, or 18.4%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Total revenue by product group was $206.6 million and $184.9 million for network management, $112.6 million and $96.3 million for systems and application management and $48.3 million and $29.1 million for our MSP and cloud products for the nine months ended September 30, 2015 and 2014, respectively.
Revenue from our international subsidiaries was 25.6% and 27.1% of total revenue in the first three quarters of 2015 and 2014, respectively. Revenue from our international subsidiaries decreased as a percentage of revenue in the first three quarters of 2015 as compared to the first three quarters of 2014 primarily due to the strengthening of the U.S. dollar against international currencies, which resulted in reduced revenues upon translation. Other than the United States, no single country accounted for 10% or more of our total revenue during these periods.
License, Maintenance and Other Revenue
License revenue increased $9.5 million, or 8.1%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to increased sales of our network management products, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Our commercial core product transaction volume grew 1.6% in the first three quarters of 2015 compared to the first three quarters of 2014. In the first three quarters of 2015, the commercial core average transaction size for new license sales was approximately $8,300 as compared to approximately $7,900 in the first three quarters of 2014. We calculate our average transaction size and product transaction volume growth using commercial core transactions only, which exclude any transactions that consist solely of our transactional products, our MSP products and our cloud products.
Maintenance and other revenue increased $28.0 million, or 16.0%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due to a growing maintenance renewal customer base and an increase in new license sales, which drives new maintenance revenue, partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar. We have maintained high customer retention and have continued to increase our renewal base each quarter.
Subscription Revenue
Subscription revenue increased $19.7 million, or 105.2%, primarily due to the growth in sales of subscriptions of our MSP products and the addition of our cloud products combined with high customer retention. These increases were partially offset by the effect of the weakening of most foreign currencies relative to the U.S. dollar.
Cost of Revenue
Cost of revenue increased $8.0 million, or 24.6%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Cost of License, Maintenance and Other Revenue. Cost of license revenue increased by $0.6 million in the first three quarters of 2015 compared to the first three quarters of 2014, primarily due to the amortization of acquired developed product technologies. Cost of maintenance revenue increased $1.7 million primarily due to increased personnel costs, which includes an increase in stock-based compensation expense of $0.3 million.
Cost of Subscription Revenue. Cost of subscription revenue increased by $5.6 million in the first three quarters of 2015 compared to the first three quarters of 2014. The increase was primarily due to a $2.5 million increase in royalty, hosting and server fees related to our subscription products, a $2.0 million increase in amortization of our acquired developed product technologies and a $1.1 million increase in personnel costs, which includes a $0.2 million increase in stock-based compensation expense.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $24.3 million, or 22.8%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Marketing program costs increased $11.9 million due to the increased investment in demand generation and brand awareness in an effort to improve and better capture the demand for our products. Our sales and marketing personnel costs increased $10.8 million, which includes an increase of $2.9 million in stock-based compensation expense, primarily due to the increase in headcount on our sales and maintenance renewal teams, and to a lesser extent, our marketing teams. Our sales expense, which includes maintenance renewals, remained consistent as a percentage of revenue in the first three quarters of 2015 as compared to the same period in 2014.
Research and Development. Research and development expenses increased $7.2 million, or 17.2%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to the addition of product development personnel in order to add new technology, features and functions to our portfolio of products. We increased our research and development headcount through both organic growth and acquisitions. Due to this growth, our personnel costs increased $9.2 million, including a $3.6 million increase in stock-based compensation expense, offset by a $2.2 million decrease in contract services in the first three quarters of 2015 as compared to the first three quarters of 2014.
General and Administrative. General and administrative expenses increased $0.9 million, or 1.5%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily due to a $5.8 million increase in personnel costs, which includes an increase in stock-based compensation expense of $3.0 million and a $1.3 million increase in acquisition related costs, primarily related to deferred compensation expense. In addition, other expenses, including professional fees and travel costs, increased $0.9 million. These increases were offset by a $7.3 million decrease in lease abandonment charges that were recorded in the second quarter of 2014.
Income Tax Expense
Our income tax expense increased by $7.4 million in the nine months ended September 30, 2015 as compared to the same period in 2014. Our effective tax rate increased from 23.3% in the nine months ended September 30, 2014 to 26.3% in the nine months ended September 30, 2015, generally due to an increase in permanent items that are non-deductible for tax purposes.
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

Non-GAAP Operating Income and Non-GAAP Operating Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	2015	2014
GAAP operating income	$36,524	$31,711	$88,567	$71,749
Amortization of intangible assets (1)	8,479	7,981	25,099	23,127
Stock-based compensation expense and related employer-paid payroll taxes (2)	12,803	8,770	38,827	28,171
Acquisition related adjustments (3)	77	2,510	5,233	3,905
Restructuring charges (4)	—	25	(327)	7,506
Non-GAAP operating income	$57,883	$50,997	$157,399	$134,458
GAAP operating margin	27.7%	28.1%	24.1%	23.1%
Non-GAAP operating margin	44.0%	45.2%	42.8%	43.3%
Non-GAAP operating income increased for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 primarily due to year-over-year increases in the sales of our products offset by the additional investment in our sales and marketing teams.
Stock-based compensation expense and related employer-paid payroll taxes increased in the third quarter and the first three quarters of 2015 as compared to the same periods in 2014, primarily due to increased share-based incentive awards issued to employees and, to a lesser extent, the awards to employees added through organic growth and acquisitions. Our acquisition related adjustments decreased in the three months ended September 30, 2015 and increased in the nine months ended September 30, 2015, primarily due to deferred compensation expense recognized in the respective periods related to acquisitions. Our restructuring charges in the first three quarters of 2014 primarily related to a lease abandonment charge related to our former corporate headquarters.
Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share information)	2015	2014	2015	2014
GAAP net income	$27,013	$24,121	$67,324	$55,146
Amortization of intangible assets (1)	8,479	7,981	25,099	23,127
Stock-based compensation expense and related employer-paid payroll taxes (2)	12,803	8,770	38,827	28,171
Acquisition related adjustments (3)	77	2,510	5,233	3,905
Restructuring charges (4)	—	25	(327)	7,506
Tax benefits associated with above adjustments (5)	(5,902)	(4,843)	(17,426)	(16,674)
Non-GAAP net income	$42,470	$38,564	$118,730	$101,181
Weighted average number of shares used in computing diluted earnings per share	74,476	76,463	76,354	76,321
GAAP diluted earnings per share	$0.36	$0.32	$0.88	$0.72
Non-GAAP diluted earnings per share (6)	$0.57	$0.50	$1.55	$1.33
Non-GAAP net income for the three and nine months ended September 30, 2015 increased as compared to the same periods in 2014, primarily due to the increases in non-GAAP operating income discussed above and the income tax effects associated with the non-GAAP adjustments.

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

Liquidity and Capital Resources
Cash and cash equivalents and short-term and long-term investments were $199.2 million as of September 30, 2015. Our international subsidiaries held approximately $131.0 million of cash and cash equivalents, of which 82.1% was held in Euros as of September 30, 2015. If we were to repatriate any cash and cash equivalents held by our international subsidiaries to our domestic operations, we would incur a U.S. federal income tax liability that is not currently accrued in our condensed consolidated financial statements.
Our available cash and cash equivalents are primarily held in bank deposits and money market funds at September 30, 2015. Our short-term and long-term investments, classified as available-for-sale securities, consist of corporate bonds held in investment accounts in the United States.

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
Summarized cash flow information is as follows:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$150,297	$147,844
Net cash used in investing activities	(100,440)	(70,252)
Net cash used in financing activities	(109,451)	(41,865)
Effect of exchange rate changes	(5,757)	(6,497)
Net increase (decrease) in cash and cash equivalents	(65,351)	29,230
Operating Activities
The increase of $2.5 million in cash provided by operating activities for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily related to an increase in net income and adjustments to net income for non-cash expenses, such as stock-based compensation and deferred taxes, offset by cash outflows for changes in operating assets and liabilities primarily related to a decrease in accrued liabilities and other.
The change in cash flows relating to operating activities resulted from changes in operating assets and liabilities and is primarily driven by the sales of our software and maintenance renewals. The significant changes in operating assets and liabilities include the following:

•
Deferred revenue increased to $188.5 million at September 30, 2015 as compared to $163.4 million at December 31, 2014, resulting in an increase in operating liabilities and reflecting a cash inflow of $28.3 million for the nine months ended September 30, 2015. The cash inflow resulting from the change in deferred revenue differs from the change in the deferred revenue from the condensed consolidated balance sheets because the cash flow excludes the impact of changes in foreign currency exchange rates used to translate the balances from our foreign subsidiaries' functional currency into U.S. dollars and deferred revenue from acquisitions. Deferred revenue primarily consists of billings and payments received in advance of revenue recognition from maintenance fees.

•
Accrued liabilities and other decreased to $24.4 million at September 30, 2015 as compared to $35.3 million at December 31, 2014, resulting in a decrease in operating liabilities and reflecting a cash outflow of $11.7 million for the nine months ended September 30, 2015. This decrease in accrued liabilities and resulting cash outflow was primarily a result of a decrease in accrued annual bonuses, along with a decrease in deferred compensation accrued related to acquisitions and payment of the lease termination settlement in the second quarter of 2015 related to our former corporate headquarters.

•
Changes in our income tax receivable and payable balances are also significant components of our cash flows from operating activities. Net cash provided by operating activities was reduced by income tax payments of $16.2 million in the nine months ended September 30, 2015 and $12.8 million in the nine months ended September 30, 2014 .

•
Accounts receivable increased to $54.3 million at September 30, 2015 as compared to $50.8 million at December 31, 2014, resulting in an increase in operating assets and reflecting a cash outflow of $5.9 million for the nine months ended September 30, 2015. Our accounts receivable balance fluctuates from period to period depending on the timing of our sales, cash collections and changes to our allowance for doubtful accounts, which affects our cash flow from operating activities. We have historically had insignificant write-offs related to bad debts. The allowance for doubtful accounts was $0.5 million and $0.7 million at September 30, 2015 and 2014, respectively. We use days sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable divided by (b) total revenue for the most recent quarter, multiplied by (c) the number of days in the quarter. Our DSO was 37.9 days and 38.9 days at September 30, 2015 and 2014, respectively.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2015 was primarily related to $90.0 million of cash used for acquisitions (refer to Note 2, Acquisitions, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I, for additional details) and $13.1 million of cash used to purchase property and equipment, offset by $8.7 million of proceeds from maturities of investments. The purchases of property and equipment primarily related to leasehold improvements and purchases of equipment and furniture related to the expansion of our offices in North America. We received $3.4 million in tenant improvement allowances related to the purchase of leasehold improvements during the first three quarters of 2015.
Net cash used in investing activities for the nine months ended September 30, 2014 was primarily related to $63.7 million of cash used for the acquisition of Pingdom and $16.8 million of cash used to purchase property and equipment, offset by $13.5 million in proceeds from maturities of investments. The purchases of property and equipment primarily related to leasehold improvements and other additions to our new corporate headquarters. We received $7.1 million in tenant improvement allowances related to the purchase of leasehold improvements during the first three quarters of 2014.
We expect our capital expenditures to be approximately $3 to $4 million for the remaining three months of 2015 and approximately $14 to $18 million in fiscal year 2016, primarily related to purchases of leasehold improvements, equipment, software and furniture in our domestic and international office locations to support their continued growth.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2015 was primarily related to repurchases of common stock of $210.2 million and the repayment of borrowings under our Credit Agreement of $10.0 million, offset by $100.0 million of proceeds received from borrowings under our Credit Agreement.
The stock repurchases were related to 5.0 million shares of our common stock repurchased under our share repurchase program announced in July 2015 for an aggregate purchase price including fees and commissions of $200.1 million and $10.1 million for shares withheld and retired to satisfy tax withholding requirements related to the settlement of restricted stock units during the period.
In July 2015, we announced that our Board of Directors had approved a share repurchase program, authorizing us to purchase up to $200.0 million of our outstanding common stock in the open market. Our share repurchase program was completed in August 2015. Purchases under our share repurchase program were made in the open market in accordance with Rule 10b-18 of the Exchange Act and were funded using a combination of our cash on hand, cash generated from operations and borrowings under our Credit Agreement. Shares were retired upon repurchase.
In August 2015, we borrowed $100.0 million at an interest rate of approximately 1.4% under a revolving loan under the Credit Agreement that was used to finance a portion of our share repurchase program and for general corporate purposes. In September 2015, we repaid $10.0 million of the outstanding borrowings. See Note 5, Credit Agreement, in the Notes to Condensed Consolidated Financial Statements, for additional information regarding our Credit Agreement.
Net cash used in financing activities for the nine months ended September 30, 2014 was primarily related to the repayment of borrowings under our Credit Agreement of $40.0 million and repurchases of common stock of $13.2 million. These repurchases were related to 0.2 million shares of our common stock repurchased under our share repurchase program announced in July 2013 for an aggregate purchase price of $7.5 million and $5.7 million of shares withheld and retired for tax withholding requirements on restricted stock units. The cash outflows were offset by $6.0 million of proceeds from the exercise of employee stock options and the excess tax benefit related to stock option exercises of $5.3 million, which is a reduction in cash payments related to income taxes.
Anticipated Cash Flows
We believe that our existing cash and cash equivalents, our cash flows from operating activities and our borrowing capacity under our Credit Agreement will be sufficient to fund our operations and our commitments for capital expenditures for at least the next 12 months.
Our Credit Agreement, which we entered into on October 4, 2013 with a syndicated group of lenders, provides for an unsecured $125.0 million five-year revolving credit facility that is comprised of revolving loans and swingline loans and, subject to certain requirements, may be increased up to an additional $75.0 million for a maximum aggregate commitment of $200.0 million. As of September 30, 2015, $90.0 million of the borrowings remained outstanding under the facility and we were in compliance with all covenants associated with the Credit Agreement. See Note 5, Credit Agreement, in the Notes to Condensed Consolidated Financial Statements, for additional information regarding our Credit Agreement.
Although we are not currently a party to any material definitive agreement regarding our potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements, which could reduce our cash and cash equivalents, require us to seek additional equity or debt financing or repatriate cash generated by our international operations that would cause us to incur a U.S. federal income tax liability. Additional funds from financing arrangements may not be available on terms favorable to us or at all.
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
Contractual Obligations and Commitments
As of September 30, 2015, with the exception of our operating leases, there have been no material changes in our contractual obligations and commitments that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
In April 2015, we signed an amendment to the lease of our corporate headquarters in Austin, Texas to lease additional office space beginning in 2017. The amendment increases our expected lease payments by approximately $2.5 million for the year ending December 31, 2017, $3.3 million for the year ending December 31, 2018, $3.4 million for the year ending December 31, 2019 and $37.4 million for the years ending thereafter through the expiration of the lease in March 2028. See Note 8, Commitment and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for further discussion.
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
Off-Balance Sheet Arrangements
During the first three quarters of 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain financial market risks, including the following:
Interest Rate Risk
We had cash and cash equivalents of $172.6 million and $237.9 million at September 30, 2015 and December 31, 2014, respectively. We also had total short-term and long-term investments classified as available-for-sale securities of $26.6 million and $29.8 million at September 30, 2015 and December 31, 2014, respectively. Our cash and cash equivalents consist primarily of bank deposits and money market funds, and our available-for-sale securities consist of corporate bonds held in investment accounts in the United States. We hold cash, cash equivalents and available-for-sale securities for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at September 30, 2015. Our portfolio of available-for-sale securities classified as investments is subject to market risk due to changes in interest rates. Changes in interest rates could impact our future investment income, or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investment securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
We have interest rate risk relating to the associated interest expense under our Credit Agreement, which has the option to be indexed to Wells Fargo Bank’s prime rate, the federal funds rate or LIBOR. However, due to the short-term nature and notional amount of our variable rate obligations, a hypothetical increase of 100 basis points on an annual basis would not have a material impact on our interest expense or cash flows. See Note 5, Credit Agreement, in the Notes to Condensed Consolidated Financial Statements for additional information regarding our Credit Agreement.
Foreign Currency Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our revenue from our international subsidiaries was approximately 25.6% of our total revenue for the nine months ended September 30, 2015. The foreign currencies that we invoice and on which we collect are primarily the Euro, British Pound Sterling and Australian Dollar. Expenses incurred by our international subsidiaries are, generally, denominated in the local currency of the subsidiary. Our condensed consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies.
We utilize purchased foreign currency forward contracts to minimize our foreign exchange exposure on certain foreign balance sheet positions denominated in currencies other than the Euro. We do not enter into any derivative financial instruments for trading or speculative purposes. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in such exchange rates on our earnings and cash flow. The notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances of the balance sheet positions that are denominated in currencies other than the Euro held by our global entities. There can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuation in currency exchange rates on our results of operations and functional positions. As of September 30, 2015, we did not have any forward contracts outstanding and while we do not have a formal policy to settle all derivatives prior to the end of each quarter, our current practice is to do so. The effect of derivative instruments on our condensed consolidated statements of income was insignificant for the first three quarters of 2015.
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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, our Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
If the Merger contemplated by the Merger Agreement does not occur, it could have a material adverse effect on our business, results of operations, financial condition and stock price.

On October 21, 2015, we agreed to merge with a subsidiary of Project Aurora Holdings, LLC, an entity formed by affiliates of private equity investment firms Silver Lake Partners and Thoma Bravo. Completion of the proposed Merger is subject to the satisfaction of various conditions, including the receipt of approvals from our stockholders and from government or regulatory agencies. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
The proposed Merger gives rise to inherent risks that include:

•	if the Merger is not completed, the share price of our common stock will change to the extent that the current market price of our stock reflects an assumption that the Merger will be completed;

•
the amount of the cash to be paid under the Merger agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•
legal or regulatory proceedings, including regulatory approvals from various domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the ability of Thoma Bravo, Silver Lake and their affiliates to obtain the necessary funds to complete the Merger;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;

•	difficulties maintaining business and operational relationships, including relationships with customers, vendors, suppliers, distributors, resellers and other business partners;

•	the inability to attract and retain key personnel pending consummation of the proposed Merger;

•	potential stockholder litigation relating to the Merger could prevent or delay the Merger or otherwise negatively impact our business and operations;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the proposed Merger;

•	the requirement to pay a termination fee of $159.0 million if we terminate the Merger Agreement under certain circumstances;

•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the proposed Merger; and

•
the risk that if the proposed Merger is not completed, the market price of our common stock could decline, investor confidence could decline, stockholder litigation could be brought against us, relationships with customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger.

There have been no other material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands) (1), (2)
July 1-31, 2015	1,964,679	$38.95	1,964,679	$123,477
August 1-31, 2015	3,003,691	41.11	3,003,691	—
September 1-30, 2015	—	—	—	—
Total	4,968,370	$40.25	4,968,370	—

(1)	Amounts exclude fees and commissions associated with the share repurchases.

(2)
In July 2015, we announced that our Board of Directors approved a share repurchase program, authorizing us to purchase up to $200.0 million of our outstanding common stock in the open market. Our share repurchase program was completed in August 2015. Purchases under our share repurchase program were made in the open market in accordance with Rule 10b-18 under the Exchange Act. The shares were retired upon repurchase.

Item 5. Other Information
Section 13(r) Disclosure

The following activities are disclosed as required by Section 13(r)(1)(D) of the Exchange Act:

During our routine internal quarterly review of transactions, we discovered that we sold certain perpetual license software products and maintenance services through a third party reseller in January 2015 to Bank Melli Iran, an entity designated by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) as an entity owned or controlled by the Government of Iran and blocked pursuant to Executive Order No. 13382. The transaction was consummated with a third party reseller located in Dubai, United Arab Emirates and we received payment of $29,733 for the sale of the software and maintenance services. At the time of fulfillment, the name and location of the end user was supplied to us as Bank Melli Iran located in Dubai, United Arab Emirates. Upon further diligence in our internal quarterly review, we recognized that the customer was blocked and immediately ceased providing all ongoing maintenance services, including access to receive updated versions of the software and support services. We therefore have no further obligations to Bank Melli Iran and do not intend to continue providing them with software or services in the future. We have voluntarily filed appropriate disclosure with OFAC and the U.S. Department of Commerce, Bureau of Industry and Security.
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

SOLARWINDS, INC.

Dated:	November 9, 2015	By:	/s/ JASON REAM

Jason Ream
Executive Vice President, Finance and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of October 21, 2015, by and among Project Aurora Holdings, LLC, Project Aurora Merger Corp., and Registrant		8-K/A	001-34358	2.1	10/27/2015
3.1	Amended and Restated Certificate of Incorporation of the Registrant		S-1/A	333-162661	3.1	11/5/2009
3.2	Amended and Restated Bylaws of the Registrant		8-K	001-34358	3.1	9/24/2013
3.3	Amendment to the Amended and Restated Bylaws of Registrant		8-K	001-34358	3.1	10/21/2015
10.1	Form of Option Award Agreement under 2015 Performance Incentive Plan #	*
10.2	Form of Restricted Stock Unit Award Agreement under 2015 Performance Incentive Plan #	*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.3	Certification of Chief Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Label Linkbase Document	*
101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith